Form 10-Q
period 1994-01-02
TODD SHIPYARDS CORP
filed 1994-02-15
CIK 98537

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      (No Fee Required)

      For the quarterly period ended January 2, 1994


      Commission File Number 1-5109


               TODD SHIPYARDS CORPORATION
(Exact name of registrant as specified in its charter)


          DELAWARE                       91-1506719
(State or other jurisdiction of    (IRS Employer I.D. No.)
incorporation or  organization)


1801- 16th AVENUE SW, SEATTLE, WASHINGTON   98134-1089
(Street address of principal executive offices - Zip Code)

Registrant's telephone number: (206) 623-1635


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X    No _____

There were 11,305,434 shares of the corporation's $.01 par value common stock outstanding at January 2, 1994.


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                     Yes     X    No _____

PART I   FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND
RETAINED EARNINGS
Periods Ended January 2, 1994 and December 27, 1992
(In thousands of dollars, except per share data)

                             Quarter Ended    Nine Months Ended
                            1/2/94  12/27/92   1/2/94  12/27/92
Revenues                   $20,870   $ 8,704  $48,838  $ 40,225
Operating expenses:
 Direct labor and benefits  10,944     2,683   25,987    14,622
 Materials and other         7,118     1,766   20,257     8,899
 Administrative expenses     6,002     6,555   17,900    21,217
 Executive compensation          -       750        -    (1,477)
 Contract losses            (4,923)    5,500   (8,715)    5,500
 Other                      (  272)     (166)    (872)   (1,516)
 Subtotal                   18,869    17,088   54,557    47,245
Income (loss) before
 interest and other items    2,001    (8,384)  (5,719)   (7,020)
Provision for environmental
 cleanup                    (6,500)        -   (6,500)        -
Closed facilities adjustment
 Galveston                   3,131         -    3,131         -
 Los Angeles                 2,522         -    2,522         -
Gain on sale of facility       613         -      613         -
Net investment and interest
 income and other              608       587    3,476     1,675
Income (loss) before income
 taxes                       2,375    (7,797)  (2,477)   (5,345)
Income tax provision(benefit)  571      (784)    (263)       50
Income (loss) before
 extraordinary item          1,804    (7,013)  (2,214)   (5,395)
Extraordinary item               -      (552)       -         -
Net income (loss)            1,804    (7,565)  (2,214)   (5,395)
Retained earnings at
 beginning of period        29,119    47,109   33,137    44,939
Retained earnings at
 end of period             $30,923   $39,544  $30,923   $39,544

Net income (loss) per common share:
 Income (loss) before
  extraordinary item       $   .16   $  (.58) $  (.19)  $  (.45)
 Extraordinary item              -      (.05)       -         -
Net income  (loss)         $   .16   $  (.63) $  (.19)  $  (.45)

Weighted average number of
 shares (thousands)         11,479    11,956   11,693    11,956

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
As of January 2, 1994 and March 28, 1993
(in thousands of dollars)

                                              1/2/94   3/28/93
ASSETS:                                     (Unaudited)(Audited)
Cash and cash equivalents                     $ 5,912  $ 24,673
Restricted cash                                 9,708    10,961
Marketable securities                          40,202    29,081
Accounts receivable, less allowance for losses
 of $1,294 at 1/2/94 and $1,807 at 3/28/93:
  U.S. Government                               4,372     4,952
  Commercial and other                          3,494    12,016
                                                7,866    16,968
Costs and estimated profits in excess of
 billings on incomplete contracts               9,218     5,542
Inventories                                       806       984
Other current assets                            1,271     1,724
 Total current assets                          74,983    89,933

Property, plant and equipment, net             24,245    24,636

Deferred pension asset                         12,912    12,012
Other assets                                    2,666     2,706
 Total assets                                $114,806  $129,287

LIABILITIES:
Accounts payable and accruals                $  5,491  $  6,828
Accrual for loss on contracts                   3,767    12,499
Payrolls and vacations                          3,782     4,657
Estimated liability for closure of facilities     125     2,686
Taxes other than income taxes                   1,247     1,414
Income taxes                                    3,967     3,979
Other                                             342       559
 Total current liabilities                     18,721    32,622

Accrued environmental cleanup                   6,500         -
Deferred credit related to closure of
 Galveston shipyard                                 -     3,281
Accrued postretirement health benefits         23,134    22,684

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value: 19,500,000 shares
 authorized; 11,956,033 shares issued             120       120
Additional paid-in capital                     38,181    38,181
Retained earnings                              30,923    33,137
                                               69,224    71,438
Less treasury stock                             2,773       738
Total stockholders' equity                     66,451    70,700
Total liabilities & stockholders' equity     $114,806  $129,287

The accompanying notes are an integral part of this statement

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended January 2, 1994 and December 27, 1992
(in thousands of dollars)

                                               1/2/94   12/27/92
OPERATING ACTIVITIES:
Net loss                                      $(2,214)   $(5,395)

Adjustments to reconcile loss to net cash
 provided by operating activities:
   Depreciation and amortization                2,338      2,238
   Loss (gain) on sale of fixed assets           (608)       133
   Galveston facility closure adjustment       (3,281)         -
   Los Angeles facility closure adjustment     (2,561)         -
   Decrease in accounts receivable              9,102     13,234
   Net change in accrual for loss on contracts (8,732)     5,500
   Increase in environmental cleanup accrual    6,500          -
   Decrease (increase) in costs and
    estimated profits in excess of
    billing on incomplete contracts            (3,676)     1,417
   Decrease in facility closure provision           -       (549)
   Decrease in accounts payable and accruals   (1,337)    (2,190)
   Decrease in payrolls and vacations            (875)    (3,242)
   Decrease (increase) in other current assets    453     (1,449)
   Decrease in income taxes                       (12)    (1,419)
   Other, net                                    (594)      (783)
   Total adjustments                           (3,283)    12,890
   Net cash provided by (used in)
    operating activities                       (5,497)     7,495

INVESTING ACTIVITIES:
   Net increase in marketable securities      (11,121)         -
   Capital expenditures                        (2,052)      (588)
   Proceeds from the sale of fixed assets         691          5
   Net cash used in investing activities      (12,482)      (583)

FINANCING ACTIVITIES:
   Purchases of treasury stock                 (2,035)         -
   Decrease in cash restricted to secure
    bid and performance bonds                   1,253      1,767
   Net cash (used in) provided from
    financing activities                         (782)     1,767

NET CHANGE IN CASH AND CASH EQUIVALENTS:      (18,761)     8,679

CASH AND CASH EQUIVALENTS:
   Beginning of period                         24,673     54,021
   End of period                             $  5,912   $ 62,700

The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Todd Shipyards Corporation (the "Company") has filed its
Consolidated Financial Statements for the fiscal year ended March
28, 1993 with the Securities and Exchange Commission as part of its Annual Report on Form 10-K. That report should be read in connection with this Form 10-Q.

1.  STATEMENTS NOT AUDITED
The accompanying Consolidated Financial Statements are unaudited but in the opinion of management reflect all adjustments necessary for a fair presentation of financial position and results of operations.

2.  ENVIRONMENTAL MATTERS
The Company faces significant potential liabilities in connection with the alleged presence of hazardous waste materials at certain of its closed shipyards, at its Seattle Shipyard and at several sites used by the Company for disposal of alleged hazardous waste. The Company continues to analyze environmental matters and associated liabilities for which it may be responsible. No assurance can be given as to the extent of any significant environmental liabilities until such analysis has been fully completed. The overall eventual outcome of environmental matters cannot be determined at this time, however, several site investigations have progressed sufficiently to allow for provisions in the accompanying consolidated financial statements. The Company's involvement in each of these sites is detailed in its previously filed Form 10-K.

During the quarter ended January 2, 1994 the Company analyzed the most recent data available from the EPA and other sources regarding the Harbor Island Superfund Site (see 1993 Form 10-K) and believes it is now possible to estimate an initial cost for the proposed surface and ground water clean-up phase of the Remedial Investigation and Feasibility Study. The Company further believes that investigations regarding several other sites have progressed to the degree that it is currently possible to estimate costs for their respective remediations. The Company has provided aggregate reserves of $6.5 million for these contingent liabilities; no amount has been taken into consideration for the possible recovery of some or all these amounts through various insurance contracts and/or right of contribution actions against prior landowners and others who may have been responsible for the alleged damage to the various sites.

3.  FACILITY CLOSURES
GALVESTON SHIPYARD
On December 16, 1993, the Company sold its Galveston shipyard facilities to The Board of Trustees of the Galveston Wharves ("Galveston Wharves") for $6 million, consisting of $.6 million cash with the balance financed with City of Galveston special project revenue bonds issued to the Company. The revenue bonds bear interest at the rate of eight percent payable semiannually beginning July 1, 1994. The revenue bonds are secured by a lien on the shipyard property and a subordinate lien on the revenues of the Galveston Wharves. Annual bond principal payments of $.216 million are due beginning January 1, 1995 with a final balloon payment of $3.456 million due January 1, 2004. The Company is recognizing the gain on the sale of the facility as bond payments are received.

Upon the sale of the Galveston facility, the Company reversed a $3.2 million deferred credit relating to estimated Galveston facility closure costs. Upon receipt of the initial proceeds from the Galveston facility and equipment sale, the Company recognized a net gain of $.6 million.

LOS ANGELES SHIPYARD
During the third quarter ending January 2, 1994, the Company reduced the Los Angeles facility closure provision from $2.6 million to $.1 million to account for remaining Los Angeles facility closure costs. The provision had reflected estimated contributions necessary to fund the Los Angeles Local 9 pension plan. Based on data available to the Company regarding the plan assets and the plan's expected future operating activity, the Company believes that the pension plan assets currently adequately fund its liabilities and that no contributions to the plan will be necessary.

4.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the nine-month period ending  1/2/94   12/27/92
Interest                                      $   22    $    93
Income taxes                                      12      1,469

In the fiscal year 1994 non-cash operating activities included adjustments to the Galveston and Los Angeles facility closure provisions for $3.3 million and $2.6 million respectively.

Certain amounts in the statement of cashflows for fiscal year
1993 have been reclassified to conform to the fiscal 1994 presentation.

5.  SHARE REPURCHASE
The Company has from time to time subsequent to the end of the second quarter ended September 26, 1993 re-acquired shares of the Company's common stock in a number of open market transactions and through an odd lot tender offer. As of January 2, 1994 the Company had repurchased 12,641 Company shares in the odd lot tender offer and 490,300 Company shares in open market transactions for a total cost of $2,035,000. The Company held 650,599 treasury shares as of January 2, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Notes to Consolidated Financial Statements are an integral part of Management's Discussion and Analysis of Financial
Condition and Results of Operations and should be read in conjunction herewith.


FINANCIAL OVERVIEW
Operating Results

Revenues - Revenues in the third quarter of fiscal year 1994 increased 140% to $20.9 million compared with $8.7 million in the prior year due to growth in commercial conversion and overhaul activities and government phased maintenance performed during the period. For the nine month period revenues increased 21% to $48.8 million from $40.2 million as increases in commercial business exceeded decreases in government programs.

Revenues for the third quarter were as follows:

                   FY    % of      FY   % of         Change
Contract Source   1994  Revenue   1993 Revenue   Amount Percent
U.S. Government  $ 8.2    39%     $2.5   29%      $5.7   228%
Commercial        12.7    61%      6.2   71%       6.5   105%
Total revenue    $20.9   100%     $8.7  100%     $12.2   140%

Revenues for the nine month period were as follows:

                   FY    % of      FY   % of         Change
Contract Source   1994  Revenue   1993 Revenue   Amount Percent
U.S. Government  $13.2    27%    $24.5   61%    $(11.3)  (46%)
Commercial        35.6    73%     15.7   39%      19.9   127%
Total revenue    $48.8   100%    $40.2  100%    $  8.6    21%

Operating expenses - The Company's direct costs during the third quarter and nine months ending January 2, 1994 were 87% and 95% of revenues respectively. These results are primarily due to the difficulties experienced on a contract for the conversion of two commercial container ships to an open cargo hold configuration ("conversion contract") and to work being performed on a contract for the overhaul of a Washington State Ferry vessel ("overhaul contract"). Direct costs consist of contract specific labor costs, related benefit costs and material costs.

Administrative expenses for the third quarter and nine month period of fiscal year 1994 were $.5 million and $3.3 million lower than the respective prior year periods reflecting the Company's continuing cost reduction efforts.

In the third quarter of fiscal year 1993 the Company accrued a $.8 million liability reflecting the balance owing on a former officer and director's employment contract. In the 1993 nine month period the Company booked a net benefit of $1.5 million due to the second quarter cancellation of a $2.3 million executive compensation program partially offset by the third quarter $.8 employment contract liability.

Operating expenses for fiscal year 1994 were reduced by $4.9 million in the third quarter and $8.7 million for the nine month period for utilization of loss reserves provided for on the conversion and overhaul contracts. Operating expenses for the third quarter and nine month period of fiscal year 1993 were increased by $5.5 million reflecting a provision for loss reserves on the conversion contract.

Other operating expenses for the third quarter and nine month period of fiscal year 1994 reflect estimated deferred pension asset increases of $.3 million and $.9 million respectively. During the third quarter of fiscal year 1993 the Company recognized a $1.3 million charge to other operating expenses for an early retirement program, this charge was offset by a $1.5 million contract settlement at a closed facility. Other operating expenses for the nine month period of fiscal year 1993 include the third quarter $1.3 million retirement charge, a $1.3 million benefit for estimated deferred pension asset increases and the third quarter $1.5 million contract settlement.

Fiscal year 1994 operating expenses were also benefited by estimated deferred pension asset increases of $.3 million in the third quarter and $.9 million in the nine month period. This compares with the third quarter of fiscal year 1993 when the Company's operating expenses were increased by $1.4 million for the estimated expenses of an early retirement offer. For the nine month period of fiscal year 1993 deferred pension asset increases were offset by the estimated early retirement offer costs.

Provision for environmental cleanup - As discussed in Note 2 to the financial statements the Company is defending various environmental claims and legal actions that arise in the normal course of business, including matters in which the Company has been designated a potentially responsible party at certain waste disposal sites. During the third quarter of fiscal year 1994 the Company recorded provisions totaling $6.5 million for sites where it is possible to make reasonable estimates of the Company's environmental liability. The provision reflects estimated soil contamination remediation costs at the Company's Seattle facility and estimated future expenditures connected with environmental matters at closed facilities and certain waste disposal sites.

Adjustments for closed facilities
Galveston - During the first quarter of fiscal year 1991 the Company decided to cease operations at its Galveston shipyard and began efforts to sell the shipyard, its drydocks and equipment. At the time of cessation, the Company did not recognize any net gain or loss in the consolidated financial statements due to the uncertainties of amounts to be realized and the costs of closure. Upon the December 1993 disposition of the Galveston facility, the Company reversed the $3.2 million deferred credit for estimated Galveston facility closure costs.

Los Angeles - In April 1990 the Company established a reserve of approximately $7.5 million for closure to the Los Angeles facility and closure-related liabilities including potential Los Angeles Local 9 Pension Fund obligations. As of the end of the third quarter, the known Los Angeles closure liabilities were limited to potential pension plan contributions and lease obligations. Trustees of the Los Angeles Local 9 Pension Fund have represented to the Company that plan assets currently adequately fund plan obligations. Accordingly, the Company reduced the Los Angeles facility closure provision by $2.5 million to $.1 million in the quarter ending January 2, 1994.

Gain on sale of facility - As discussed in Note 3 to the financial statements the Company sold its Galveston shipyard facilities in December 1993 to Galveston Wharves for $6 million, consisting of $.6 million cash with the balance financed with special revenue bonds issued to the Company. The Company is recognizing the gain on the sale as the bond payments are received. Upon receipt of the initial proceeds from the Galveston facility and equipment sale, the Company recognized a net gain of $.6 million.

Net investment and interest income and other - Net investment and interest income for the third quarter of fiscal year 1994 were relatively unchanged compared to the third quarter of the prior fiscal year and represent interest income earned on invested cash less nominal interest and letter of credit expenses. Investment and other income for the nine month period increased versus the prior year due to a $1.8 million benefit from the settlement of an insurance dispute.

Income taxes - For the third quarter of fiscal year 1994 the Company recognized a $.6 million income tax provision pursuant to Financial Accounting Standard 109 reflecting the lack of assurance that previously recognized deferred benefits would be realized. The Company does not project taxable income for fiscal year 1994 after adjusting net income for the non-taxable facility closure adjustments and for contract losses realized in fiscal year 1994. In the third quarter of fiscal year 1993 the Company booked a $.8 million tax benefit to account for the estimated losses on the conversion contract entered into during the period.

For the nine month period of fiscal year 1994 the Company recognized $.3 million in tax benefits reflecting refunds receivable. This compares with a $.1 million alternative minimum tax provision in the prior year period.

Extraordinary items - In the third quarter of fiscal year 1993 the Company reversed the tax loss and tax credit carry forward benefits recognized in the first six months of fiscal year 1993 to reflect the third quarter reversal of the tax provision.

Net income (loss) - As a result of the foregoing factors, the Company had net income of $1.8 million in the third quarter of fiscal year 1994 compared to a net loss of $7.6 million in the third quarter of fiscal year 1993. For the first nine months of fiscal year 1994 the Company had a net loss of $2.2 million compared with net loss of $5.4 in the prior period.

Liquidity
Working capital - For the nine month period, working capital decreased $1.3 million due primarily to losses from shipyard operations (primarily the conversion contract and the overhaul contract) partially offset by increased third quarter business activity and cash received from the settlement of an insurance dispute during the first quarter. Working capital includes restricted and unrestricted cash, cash equivalents and marketable securities of $55.8 million.

Unbilled receivables - As of January 2, 1994 unbilled items on completed contracts of $.8 million was included in accounts receivable compared with 9.9 million at March 28, 1993 and $7.4 million at the end of the third quarter of fiscal year 1993.

Restricted Cash - As of January 2, 1994 the Company's restricted cash balance was $9.7 million compared with $11.0 million at March 28, 1993. The January 2, 1994 restricted cash balance includes $8.9 million in cash and cash equivalents deposited in escrow accounts with a bank in lieu of posting performance bonds on the conversion contract and the overhaul contract. Upon re-delivery of the vessels involved the respective escrows will be released.

Capital Resources
Based on its current projections for fiscal year 1994, the Company believes existing cash and short-term investments together with funds generated from operations exceed currently anticipated Company operations, capital expenditures, environmental expenses and performance bonds and escrow accounts necessary to secure contract performance.

FUTURE OPERATIONS
The Company's future profitability depends upon its ability to compete profitably in a highly competitive overhaul and repair market. In recent contract awards the Company has competed against other large West Coast and Gulf Coast shipyards and against small ship repair organizations. This business environment creates pressure on Company operations as some of the larger shipyards are nonunion with lower wage and benefit expenses and many of the larger shipyards have a larger volume of business over which to allocate their overhead costs. The Company's competition from small ship repair organizations arises from their lower prevailing wage requirements amplified by low overhead costs as a result of small investments in plant and equipment.

The Company's current work backlog is approximately $15 million. This compares to a negligible backlog balance at the end of the third quarter of fiscal year 1993. In the next 12 months, the Company anticipates a number of important bid opportunities as the Washington State Ferry System is expected to award sizable contracts for repair and new construction and the Navy is expected to begin relocating ships to its Everett, Washington home port. There can be no assurances that the Company will be successful in any of these bids in a highly competitive marketplace.

The Company believes that any possible profit improvements from shipyard operations for fiscal year 1995 and beyond will result from a combination of cost reductions, work process modifications and increased Navy, commercial and ferry work. There can be no assurance that the Company will be successful in obtaining any increased workload or in achieving the necessary cost reductions and work process modifications.


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
        REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the quarter ended January 2, 1994.


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



TODD SHIPYARDS CORPORATION
Registrant


By:/s/ David K. Gwinn
   David K. Gwinn
   Chief Financial Officer
   February 14, 1994