Form 10-K
period 1994-04-03
TODD SHIPYARDS CORP
filed 1994-07-01
CIK 98537

41
                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                            FORM 10-K

  Annual Report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the fiscal year ended April 3, 1994,
                     Commission File Number 1-5109

                   TODD SHIPYARDS CORPORATION
        (Exact name of registrant as specified in its charter)

             DELAWARE                          91-1506719
     (State or other jurisdiction of       (IRS Employer I.D.No.)
      incorporation or organization)

1801-16th Avenue SW, Seattle, WA 98134-1089   (206) 623-1635
(Address of principal executive offices)(zip code)  Registrant's telephone number

Securities registered pursuant to Section 12(g) of the Act:
                                         Name of each exchange on
       Title of each class                    which registered
Common stock, $.01 par value per share    New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.               X  Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                       X  Yes      No

The aggregate market value of voting stock held by non affiliates of the registrant was approximately $45 million as of June 23, 1994. There were 10,853,162 shares of the corporation's $.01 par value common stock outstanding at June 23, 1994 held by non affiliates.

      APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                 X  Yes      No
                           TABLE OF CONTENTS

                                 PART I

Item 1.  Business.............................................3

Item 2.  Properties...........................................6

Item 3.  Legal Proceedings....................................7

Item 4.  Submission of Matters to a Vote of Security Holders..7

                                 PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Shareholder Matters..........................7

Item 6.  Selected Financial Data..............................8

Item 7.  Management's Discussion and Analysis of Financial
         Condition Financial Condition and Results of
         Operations...........................................9

Item 8.  Consolidated Financial Statements and
         Supplementary Data..................................16

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.................37

                                 PART III

Item 10. Directors and Executive Officers of the
         Registrant..........................................37

Item 11. Executive Compensation..............................37

Item 12. Security Ownership of Certain Beneficial Owners
         and Management......................................37

Item 13. Certain Relationships and Related Transactions......37

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K ................................37
ITEM 1.  BUSINESS

Introduction
Todd Shipyards Corporation (the "Company") was organized in 1916 and has operated a shipyard in Seattle, Washington (the "Seattle Shipyard") since incorporation. The Company has operated the Shipyard as a wholly-owned subsidiary named Todd Pacific Shipyards Corporation ("Todd Pacific") since 1977. The Company, through Todd Pacific is engaged in the repair/overhaul, conversion and construction of commercial and military marine vessels.

From the mid 1970's until 1992, a substantial majority of the revenues generated by the Seattle shipyard were attributable to two major long term government contracts. As a result, the Company had a substantial backlog of work during this era. During the last two fiscal years, the Company's work backlog has been much smaller, due to the shorter term nature of its ship repair, overhaul and conversion contracts.

The Company is focusing on that portion of the vessel repair and maintenance, overhaul, conversion and new construction work for various commercial and governmental customers which is likely to be performed on the West Coast. In particular, the Company believes that it will continue to perform a substantial amount of maintenance and repair work on commercial vessels engaged in various seagoing trade activities in Puget Sound, and it plans to bid on numerous repair, maintenance, overhaul and new construction work on the ferry fleets operated by the states of Washington and Alaska. The growing number of military vessels home ported in Puget Sound waters with the opening of the Everett, Washington Navy home port facility is expected to provide increasing business opportunities to Puget Sound shipyards. While the Company has previously been successful in obtaining significant work in both the military and commercial Puget Sound vessel repair and overhaul markets, there can be no assurance that such success will continue.

A substantial portion of the revenues of the ship building and repair industry has historically been derived from contracts with the U.S. Government. The revenues and earnings of the private sector of the ship building and repair industry will continue to be materially affected by cessation of most U. S. Navy ("Navy") new construction activity and by the reduction in the number of ships in the Navy's active duty fleet, creating substantial excess capacity in the industry. Excess shipyard capacity, both nationally and locally, is expected to result in a continuation of the intense price competition which the Company has faced in recent years.

General
The Company's repair and overhaul work ranges from relatively minor repair to major overhauls and often involves the drydocking of the vessel under repair. The level of repair and overhaul business available to domestic private-sector shipyards is decreasing due to the downsizing of the active United States Naval fleet. Also affecting private shipyards is the regional impact of either the establishment or closure of United States Navy ("Navy") home ports, the location of marine accidents, the availability and scheduling of maintenance, overhauls, and conditions within the maritime industry as a whole.

Commercial repair and overhaul contracts are obtained by competitive bidding, awarded by negotiation or assigned by customers who have a preference for a specific shipyard. On jobs which are advertised for competitive bids, owners usually furnish specifications and plans which become the basis for an agreed upon contract. Jobs are usually contracted on a fixed-price basis and any added work is negotiated.

U.S. Government ship repair and overhaul work is usually awarded through a formal bidding process, which often results in competition taking place among Government-owned and private shipyards. The Company also performs repair/overhaul work for the Navy under flexibly-priced contracts. These contracts provide for reimbursement of costs, to the extent allocable and allowable under applicable regulations, and payment of an incentive or award fee based on the customer's judgment of the contractor's performance with respect to certain pre-established criteria. Under government regulations, certain costs, including certain financing costs and portions of the Company's marketing expenses, are not allowable costs under flexibly priced contracts. The government also regulates the methods by which overhead costs are allocated to government contracts.

The Company's commercial and U.S. Government repair and overhaul contracts contain terms of customer payment determined by mutual agreement. Typically the Company is periodically reimbursed through progress payments based on the achievement of certain agreed to benchmarks subject to a specified level of retention. Some vessel owners contracting for repair and overhaul work require some form and amount of performance and payment bonding, particularly state and U.S. Government agencies.

The activity of the Company's operations in recent years has included a significant amount of repair, overhaul and conversion of U.S. Government vessels including naval combatant and auxiliary vessels, as well as commercial vessels such as freighters, tankers, pipe laying reel ships, fishing industry related vessels, cruise ships, barges, tug supply vessels and ferries.

The approximate amount of revenues for each class of the Company's shipbuilding operations for each of the last three fiscal years are summarized as follows (in millions):
Classification                           1994    1993    1992
U.S. Coast Guard FRAM Contract         $    -  $  5.5  $ 78.7
Other U. S. Government                   16.2    24.4    24.9
Total U.S. Government                    16.2    29.9   103.6
Commercial Vessels                       52.4    24.4    43.9
Total                                  $ 68.6  $ 54.3  $147.5

In the fiscal year ended in March 1986 the Company was awarded a fixed price contract by the U. S. Coast Guard to overhaul its fleet of eight large West Coast based cutters (the Fleet Repair and Modernization or "FRAM" contract). Work was completed on the contract in the fiscal year ended in March 1993. From 1986 to 1992 the FRAM contract (valued at $480 million) provided a majority of the revenues of the Seattle shipyard.

Construction
The Company has not had any ship construction revenues for the last three fiscal years and currently has no backlog of ship construction contracts. However, the Company may bid for a contract which the Washington State Ferry System expects to award in the latter half of 1994 for constructing three new passenger/vehicle ferries estimated to have a value in the aggregate of $150 to $175 million. However, no assurance can be given that the Company will be successful in obtaining new construction work.

Availability of Materials
The principal materials used by the Company in its shipyard are steel and aluminum plate and shapes, pipe and fittings, and electrical cable and fittings. The Company believes that each of these items can presently be obtained in the domestic market from a number of different suppliers. In addition, the Company maintains a small on site inventory of these items that is deemed sufficient for emergency ship repairs.

Competition
Competition in the domestic shipbuilding industry is intense. The Company competes for commercial and government work with a number of other shipyards, some of whom have considerably lower labor costs and more favorable work rules primarily due to their nonunion status. The Company also competes with government shipyards for government repair business. The declining size of the U.S. Government's active duty fleet has resulted in a significant decline in the total amount of government business available to the private sector shipyards, has created excess shipyard capacity, and lead to acute price competition.

Commercial ship construction and, to a lesser extent, repair work performed outside the United States are substantially less costly than domestic ship construction and repair. Many contracts are awarded pursuant to competitive bidding and profitability is dependent upon effective cost controls and the ability to meet strict schedules, among other factors. Speed in the completion of construction and repair projects is another element of competition. With respect to repair work, the location, availability and technical capability of repair facilities are important factors.

Environmental Matters
See Note 11 of the Notes to Consolidated Financial Statements.

Employees
The number of persons employed by the Company in its shipyard operations varies considerably from time to time and averaged approximately 800 during fiscal year 1994 and totaled approximately 650 on April 3, 1994. During fiscal year 1994 an average of approximately 650 (83%) of the Company's shipyard employees were covered by a 40 month union contract at the Seattle Shipyard which expires on July 31, 1996. At April 3, 1994 approximately 550 (82%) Company employees were covered under this agreement.

Backlog
At April 3, 1994 the Company's backlog consists of approximately
$35 million of commercial repair/overhaul and conversion work, all of which is expected to be completed in fiscal year 1995.

ITEM 2.  PROPERTIES
The Company has one operating shipyard in Seattle, Washington. The shipyard is comprised of piers, building ways, drydocks, buildings, cranes, machinery, tools and related equipment and is capable of performing all types of ship conversion and repair/overhaul work. In addition the shipyard is capable of constructing a wide variety of vessels up to 500 feet in length and is licensed by two European manufacturers to repair large marine diesel engines.

The Company owns or leases property aggregating approximately 721 acres at the locations set forth below:

                             Acreage
Location               Owned  Leased     Date of Lease Expiration
Seattle, WA              27      19          2001, 2003,2012
Roundup, MT             670(1)
Alameda, CA               5(2)    -

(1) The acreage located in Roundup, Montana is owned by Montana
Valley Land Company, a wholly-owned subsidiary of the Company.

(2) The acreage located in Alameda, California was previously occupied by the Company's San Francisco Shipyard which was closed in fiscal year 1988. The sale of this property to the U.S. Navy for approximately $600 thousand is pending the approval of the Governor of California.

The Company has three drydocks, two steel and one wood, all of which are located at the Seattle Shipyard. The design capacities of such drydocks are as follows:

              Year     Type     Max.Displacement  Date of Lease
Name         Built Owned Leased Capacity(in tons)  Expiration
Emerald Sea  1970  Steel             40,000              -
YFD-70       1945         Steel      17,500           6/14/95
YFD-54       1943         Wood        5,700           6/30/94

The Company currently leases two drydocks from the Navy. It is the practice of the Navy to lease its drydocks upon advertised public bid. The Company has notified the Navy of its intent to discontinue leasing the YFD-54 upon the expiration of the current lease term.

The Company is required to maintain Navy certification on its drydocks and cranes in order to qualify its facilities to bid on and perform work under certain Navy and Coast Guard contracts. The Company's current certification for the drydocks listed above are 30,000 tons, 14,000 tons and 4,205 tons, respectively. While such certification is less than the maximum design capacity, it is sufficient to allow the Company to perform work on most Naval and all Coast Guard vessels. The annual maintenance and repair cost related to the drydocks including their certifications totaled approximately $.7 million, $.4 million and $1.0 million in fiscal years 1994, 1993, and 1992, respectively, and are projected to average approximately $1.0 million annually in future years. The Company also maintains certification of its cranes which have a maximum lifting capacity ranging in size from 1/2 ton to 150 tons.

The Company believes that its owned and leased properties at the Seattle Shipyard are in reasonable operating condition given their age and usage, although, from time to time, the Company has been required to incur substantial expenditures to ensure the continuing serviceability of its owned and leased machinery and equipment.

ITEM 3.  LEGAL PROCEEDINGS

See Notes 10 and 11 of the Notes to Consolidated Financial
Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of fiscal year 1994.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

The Company's stock is listed on the New York Stock Exchange (the
"NYSE"). The following table sets forth for the fiscal quarters indicated the high and low composite sales prices of the stock as reported by the NYSE.

Quarter Ended                               High        Low
March 29, 1992                             $5.00      $4.00
June 28, 1992                               5.63       4.38
September 27, 1992                          5.13       4.25
December 27, 1992                           4.50       3.50
March 28, 1993                              6.00       4.13
June 27, 1993                               5.50       4.50
September 26, 1993                          4.75       4.25
January 2, 1994                             4.38       4.00
April 3, 1994                               4.50       4.00

On June 23, 1994 the high and low prices of the Company's common stock on the NYSE were $4.38 and $4.13, respectively.

At June 23, 1994 there were approximately 2360 holders of record of the outstanding shares of common stock. The Company does not presently anticipate the declaration of dividends.

ITEM 6.  SELECTED FINANCIAL DATA  (In thousands of dollars,
                                   except per share data)

                   April 3, March 28, March 29, March 31, April 1
                    1994      1993      1992     1991       1990
Operations:
Revenues(1)       $68,552  $54,278  $147,500  $187,230  $241,567

Income (loss)
 from continuing
  operations(1)    (2,714) (11,802)   19,637    19,599   (30,577)
 per share           (.24)    (.99)     1.64      2.65     (8.13)
 pro forma per
  share(2)                                        1.64     (2.56)

New income(loss)(3)(2,714) (11,802)   29,021     6,782    59,449
 per share           (.24)    (.99)     2.43       .66     13.33
 pro forma per
  share(2)                                         .57      4.97

Financial position:
Working capital    52,337    57,311   67,195    38,632   259,259
Fixed assets       24,001    24,636   27,192    28,656    30,632
Total assets      111,447   129,287  138,988   117,588   367,711

Stockholders'
equity             63,740    70,700   83,240    54,219    47,437
 per common share    5.83      5.99     6.96      4.54      1.78
 pro forma per
  share(2)                                        4.53      3.97

(1) Restated to exclude the results of The Aro Corporation which was purchased on December 1, 1985 and sold on February 8, 1990.

(2) Calculated assuming the shares issued in the reorganization were outstanding since the beginning of fiscal year 1990.

(3) For the fiscal year ended March 31, 1991, includes a reduction of net income of approximately $23.5 million resulting from the Company adopting SFAS 106 "Employers' Accounting for Post Retirement Benefits Other Than Pensions" and electing to recognize the total accumulated obligation in fiscal year 1991. For fiscal year ended April 1, 1990, includes gain on sale of and income from discontinued operations of $63.4 million.

ITEM 7.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Notes to Consolidated Financial Statements are an integral part of Management's Discussion and Analysis of Financial
Condition and Results of Operations and should be read in conjunction herewith.

Operating Results
In the fiscal year ended on April 3, 1994, the Company experienced a net loss of $2.7 million on revenues of $68.6 million, compared with a net loss of $11.8 million on revenues of $54.3 million in the fiscal year ended March 28, 1993. Included in the $68.6 million in revenues was $52.4 million in revenues from the commercial sector, an increase in commercial revenue of $28.0 million (115%) from the previous fiscal year. The increase is primarily due to a two-ship conversion contract and a ferry overhaul contract. Government sector revenues decreased by $13.7 million (46%) due to lower government phased maintenance program activities.

The Company's operating results were adversely effected by problems encountered on the two major commercial contracts. Tight contract and work specifications resolved in favor of the vessel owner on a contract to convert two commercial vessels to an open cargo hold design resulted in incurring losses on that contract of $3.9 million in excess of the previously established loss reserve. On the ferry overhaul contract, various problems including the failure of an engineering subcontractor to produce drawings in a timely manner caused substantial delays in the identification and commencement of work on the contract, driving costs to complete the work $2.2 million beyond original estimates.

To compensate for the lack of large scale long term Government contracts in its future business base, the Company is engaged in an ongoing organizational streamlining of its Seattle shipyard designed to reduce overhead costs while preserving the yard's ability to undertake large scale ship repair, maintenance and construction contracts. The streamlining accomplished in fiscal year 1994 resulted in a reduction of the Seattle Shipyard's annual overhead costs by $1.7 million compared to fiscal year 1993 despite a substantial increase in the shipyard's business activity level.

The Company's future profitability depends largely on the ability of the Seattle shipyard to maintain an adequate volume of ship repair, overhaul and conversion business. The Company competes with other large West-Coast shipyards some of whom have more advantageous cost structures. Many of the Company's competitors are nonunion, and some of them have much larger volumes of business over which to allocate their overhead costs.

During the Company's 1995 fiscal year, the Washington State Ferry System is expected to award three major contracts for construction of three new ferries, overhaul of three Super class ferries and overhaul of an Evergreen State class ferry. The Navy's Everett home port officially commenced operations in April 1994, and the relocation of a number of Navy ships to that facility is scheduled to take place during the upcoming year.
The Company believes that it may be awarded contracts for substantial amounts of shipyard related work from the Navy and Washington State Ferries. However, no assurance can be given that the Company will be successful in obtaining this work.

Financial Overview
For the fiscal year ended April 3, 1994, the Company had revenues of $68.6 million and a net loss of $2.7 million. The net loss included a $10.2 million credit from contract loss reserve utilization, a $6.5 million charge to earnings for an environmental clean-up reserve, a $5.9 million credit from reversing facility closure reserves, $2.2 million of interest income, a $1.9 million pension plan credit resulting from an increase in its deferred pension asset, a $1.8 million credit related to the settlement of a dispute with a former insurance carrier and a $0.6 million gain on the sale of its Galveston shipyard property.

Liquidity, Capital Resources and Working Capital
During fiscal year 1994, working capital decreased by $5.0 million to $52.3 million at April 3, 1994 which includes restricted and unrestricted cash, cash equivalents and marketable securities of $58.0 million. The material items contributing to the decrease in working capital were: (i) a decrease in cash, cash equivalents, restricted cash, securities available for sale and accounts receivable of $16.2 million used to fund operating activities, (ii) the purchase of $3.6 million of treasury stock, and (iii) a decrease of $2.5 million in costs and estimated profits in excess of billings on incomplete contracts. These items were partially offset by: (i) the utilization of $10.2 million in accrued contract loss reserves and (ii) a decrease of $2.6 million in the estimated liability for closure of a facility.

Expenditures for property, plant and equipment in fiscal year 1994 were $2.7 million compared to $.9 million for the prior fiscal year and were primarily for the purchase of equipment for the Seattle Shipyard. These expenditures are in addition to ongoing repair and maintenance expenditures in the Seattle Shipyard of $3.8 million, $2.7 million, and $4.3 million in fiscal years 1994, 1993 and 1992, respectively. A change in the composition or timing of projected work could cause capital expenditures and repair and maintenance expenditures to increase. The future business plans of the Seattle Shipyard are not expected to require substantial additional capital expenditures. Capital expenditures are expected to be financed out of working capital.

The Company is required on some of its projects to provide customers with performance, contract and payment bonds. The Company is required by the surety which issues such bonds to provide it with readily negotiable securities collateralizing the full amount of all outstanding bonds. The Company is presently involved in negotiations with other potential sureties to provide performance and payment bonding capabilities without tying up substantial amounts of working capital in cash collateralization. Management considers the ability to secure such arrengements to be an essential ingredient in deciding how to bid on such work in the future.

Financial -- 1994 Compared with 1993

Revenues
Revenues for the fiscal year ended April 3, 1994 increased $14.3 million (26%) compared to the prior fiscal year. The change in revenues is summarized in the table below (in millions):

                       Percent of     Percent of   Change
                   1994  Revenue  1993  Revenue  Amount  Percent
U.S. Government  $ 16.2   24%    $ 29.9   55%    $(13.7)  (46%)
Commercial
  Contracts        52.4   76%      24.4   45%      28.0   115%
Total revenue    $ 68.6  100%    $ 54.3  100%    $ 14.3    26%

The increase in revenues was primarily due to two major commercial contracts, partially offset by a decrease in government revenue due in part to a lower level of activity on a Navy phased maintenance contract.

Operating Expenses
Operating expenses increased $7.0 million (10%) compared to the prior fiscal year. The change in operating expenses is summarized in the table below (in millions):

                       Percent of     Percent of   Change
                   1994  Revenue  1993  Revenue  Amount  Percent
Percent
Direct labor and
benefits         $ 36.3   53%    $ 19.0   35%    $ 17.3    91%
Materials and
  other            25.7   37%      11.3   21%      14.4   127%
Administrative
  expenses         25.4   37%      27.1   50%      (1.7)   (6%)
Gross operating
  expenses       $ 87.4  127%    $ 57.4  106%    $ 30.0    52%
Executive
  compensation
  agreements          -   n/a      (1.3)  (2%)      1.3    n/a
Provision for
  (utilization of)
  contract loss
  reserves        (10.2) (15%)     12.5   23%     (22.7) (182%)
San Francisco
  contract
  settlements         -   n/a      (1.5)  (3%)      1.5    n/a
Retirement System
  cost (benefit)   (1.9)  (3%)      1.2    2%      (3.1) (258%)
Total operating
 expenses        $ 75.3  109%    $ 68.3  126%    $  7.0    10%

The increase in operating expenses was primarily due to the increased level of activity at the Seattle shipyard. Increased gross operating expenses of $30.0 million were the result of increases of the shipyard's direct labor, fringe benefits and direct material costs of $31.7 million partially offset by a reduction of $1.7 million in administrative costs. The $30.0 million increase in the shipyard's operating expenses was partially offset by a $22.7 million decrease in net operating expenses due contract loss reserve activity, due to net creation of loss reserves in fiscal year 1993 of $12.5 million and net utilization of $10.2 million in loss reserves in fiscal year 1994.

Investment and Other Income
Investment and other income increased $1.4 million compared to the prior fiscal year. The increase was due to a $5.9 million reversal of facility closure reserves, a $1.8 million gain from the settlement of a dispute with a former insurer and $.6 million gain on the sale of the Galveston facility reduced by a $6.5 million environmental clean-up provision and decreased investment income due to a decreases in market interest rates.

Interest and Debt Expenses
Interest and debt expenses were relatively unchanged compared to the prior fiscal year and represent primarily financing expenses on a capital lease.

Income Taxes
For fiscal year 1994 the income tax benefit of $263,000 represents a refund of fiscal year 1993 estimated tax payments.
For fiscal year 1993 the income tax expense of $50,000 reflects the limitation of the recognition of tax credits attributable to net operating losses and other miscellaneous adjustments.

Financial -- 1993 Compared with 1992

Revenue
Revenues for the fiscal year ended March 28, 1993 decreased $93.2 million (63%) compared to the year ended March 29, 1992. The change in revenues is summarized in the table below (in millions):

                       Percent of     Percent of   Change
                   1993  Revenue  1992  Revenue  Amount  Percent
Coast Guard FRAM
  Contracts        $ 5.5  10%    $ 78.7   53%    $(73.2)  (93%)
Other Government
  contracts         24.4  45%      24.9   17%       (.5)   (2%)
Revenue from
  U.S. Government   29.9  55%     103.6   70%     (73.7)  (71%)
Commercial
  Contracts         24.4  45%      43.9   30%     (19.5)  (44%)
Total revenue      $54.3 100%    $147.5  100%    $(93.2)  (63%)

The decrease in revenues was primarily due to completion of the FRAM contract with the Coast Guard and decreased repair/overhaul work on commercial contracts.

Operating Expenses
Operating expenses decreased $57.0 million (45%) compared to the prior fiscal year. The change in operating expenses is summarized in the table below (in millions):

                       Percent of     Percent of   Change
                   1993  Revenue  1992  Revenue  Amount  Percent
Direct labor and
  benefits        $ 19.0   35%    $50.0   34%    $(31.0)  (62%)
Materials and
  other             11.3   21%     52.6   36%     (41.3)  (79%)
Administrative
  expenses          27.1   50%     35.7   24%      (8.6)  (24%)
Gross operating
  expenses          57.4  106%    138.3   94%     (80.9)  (58%)
Executive
  compensation
  agreements        (1.3)  (2%)     2.6    2 %     (3.9) (150%)
Provision for
  (reversal of)
  contract loss
  reserves          12.5   23%    (17.1) (12%)     29.6  (173%)
San Francisco
  contract
  settlements       (1.5)  (3%)       -     -      (1.5)   n/a
Retirement system
  cost               1.2    2%      1.5    1%       (.3)  (20%)
Total operating
  expenses         $68.3  126%   $125.3   85%    $(57.0)  (45%)


The decrease in operating expenses was substantially due to the decreased level of repair/overhaul activity at the Seattle Shipyard. The reductions were partially offset by (i) changes in reserve activity as the Company accrued $12.5 million in fiscal year 1993 for estimated losses on a conversion contract compared to reversing $17.1 million in loss reserves in fiscal year 1992 upon the completion of the FRAM program, (ii) costs attributable to the use of excess pension fund assets to pay retiree medical benefits and incentive retirement costs and (iii) reversals of executive compensation expense accruals.

Investment and Other Income
Investment and other income decreased $6.7 million compared to the prior fiscal year. The decrease was due to a $6.9 million gain from the settlement of a contract dispute with a customer in the prior year.

Interest and Debt Expenses
Interest and debt expenses were relatively unchanged compared to the prior fiscal year and represent primarily letter of credit fees.

Income Taxes
The income tax provision of $50,000 for fiscal year 1993 reflects the limitation of the recognition of tax credits attributable to net operating losses and other miscellaneous adjustments. The $11.5 million income tax provision in the prior year reflects the statutory rate, the alternative minimum tax and other adjustments.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND
        SUPPLEMENTARY DATA
See following page.
REPORT OF ERNST & YOUNG INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Todd Shipyards Corporation


We have audited the accompanying consolidated balance sheets of Todd Shipyards Corporation and subsidiaries (the "Company") as of April 3, 1994 and March 28, 1993 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 3, 1994. Our audits also included the financial statement schedules listed on the index at item 14(a). These financial statements and schedules are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Todd Shipyards Corporation and subsidiaries at April 3, 1994 and March 28, 1993 and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 3, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statements schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As more fully described in Note 11, the Company has been named as a potentially responsible party or contributor by the Environmental Protection Agency and state agencies at several different sites. The ultimate amount of liability cannot be determined at this time.


/s/ Ernst & Young

Seattle, Washington
June 15, 1994
TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
APRIL 3, 1994 and MARCH 28, 1993
(in thousands of dollars)
                                                1994       1993
ASSETS:
Cash and cash equivalents                    $  3,787   $ 24,673
Restricted cash                                 5,719     10,961
Securities available for sale                  48,480     29,081
Accounts receivable, less allowance for
 losses of $653 and $1,807, respectively
  U.S. Government                               3,364      4,952
  Other                                         4,748     12,016
Costs and estimated profits in excess of
 billings on incomplete contracts               3,063      5,542
Inventories                                       932        984
Other current assets                              985      1,724
Total current assets                           71,078     89,933

Property, plant and equipment, at cost         61,854     59,827
Less accumulated depreciation                  37,853     35,191
                                               24,001     24,636

Deferred pension asset                         13,937     12,012
Other assets                                    2,431      2,706
Total assets                                 $111,447   $129,287

LIABILITIES AND STOCKHOLDERS EQUITY:
Accounts payable and accruals                $  7,266   $  6,828
Payrolls and vacations                          3,552      4,657
Accrual for loss on contracts                   2,267     12,499
Billings in excess of costs and estimated
  profits on incomplete contracts                 156        199
Capitalized lease obligations                      93        360
Estimated facility closure liability               85      2,686
Taxes other than income taxes                   1,370      1,414
Income taxes                                    3,952      3,979
Total current liabilities                      18,741     32,622

Environmental Remediation Reserves              6,500          -
Deferred credit related to closure
  of Galveston Shipyard                             -      3,281
Accrued post retirement health benefits        22,466     22,684
Stockholders equity:
Common stock ($.01 par value)                     120        120
Additional paid-in capital                     38,181     38,181
Retained earnings                              29,788     33,137
                                               68,089     71,438
Less treasury stock                             4,349        738
Total stockholders' equity                     63,740     70,700
Total liabilities and stockholders'
  stockholders equity                        $111,447   $129,287

The accompanying notes are an integral part of this statement.
TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended April 3, 1994, March 28, 1993, March 29, 1992
(In thousands of dollars)

                                     1994      1993       1992
Revenues                          $ 68,552   $ 54,278   $147,500
Operating expenses:
  Labor, material and other
   expenses                         66,621     59,406    111,474
  Taxes, other than income taxes     5,161      3,250      6,187
  Depreciation and amortization      3,173      3,291      2,976
  Pension expense                      321      2,349      4,657
                                    75,276     68,296    125,294

Income (loss) from operations       (6,724)   (14,018)    22,206
Investment and other income          3,773      2,371      9,039
Interest and debt expenses             (26)      (105)      (119)
Income (loss) before income taxes   (2,977)   (11,752)    31,126
Income tax provision (benefit)        (263)        50     11,489
Income (loss) before
  extraordinary item                (2,714)   (11,802)    19,637
Extraordinary item                       -          -      9,384

Net income (loss)                 $ (2,714)  $(11,802)  $ 29,021


Net income (loss) per common share:
  Income (loss), before extra-
  ordinary item                   $   (.24)  $   (.99)  $   1.64
  Extraordinary item                     -         -         .79

  Net income (loss)               $   (.24)  $   (.99)  $   2.43

Weighted average number of shares
  (thousands)                       11,540     11,943     11,956


The accompanying notes are an integral part of this statement.
TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended April 3, 1994, March 28, 1993 and March 29, 1992
(in thousands of dollars)


                                     1994      1993       1992
Cash flows from operating activities:
Income (loss) before
  extraordinary items              $(2,714)  $(11,802)   $19,637
 Utilization of net operating loss
  and tax credit carryforwards           -          -      9,384
Net Income (loss)                  $(2,714)  $(11,802)   $29,021

Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
 Depreciation and amortization       3,173      3,291      2,976
 Galveston facility closure
  adjustment                        (3,246)         -          -
 Los Angeles facility closure
  adjustment                        (2,636)         -          -
 Increase (decrease) in accrued
  loss on contracts                (10,232)    12,499    (16,000)
 Decrease (increase) in accounts
  receivable                         9,460     16,372    (11,197)
 Increase in environmental cleanup
  accrual                            6,500          -          -
 Decrease (increase) in costs and
  estimated profits in excess of
  billings on incomplete contracts   2,479       (715)    15,583
 Decrease (increase) in deferred
  pension asset                     (1,925)     1,150      1,466
 Increase (decrease) payrolls and
  vacations                         (1,105)    (3,183)     3,368
 Decrease (increase) in other
  current assets                       739       (526)     2,728
 Increase (decrease) in accounts
  payable                              438       (932)    (2,831)
 Decrease (increase) in other
  assets                               275        (13)    (2,480)
 Increase (decrease) in income
  taxes                                (27)    (1,817)     1,849

 Other                              (1,654)    (3,319)    (1,819)
Net cash - operating activities       (475)    11,005     22,664

                                     1994      1993       1992
Cash flows from investing activities:
Purchases of securities available
 for sale                          (46,278)   (77,484)         -
Maturities of securities available
 for sale                           16,487     44,494          -
Sales of securities available
 for sale                            9,756      3,909          -
Purchases of property, plant and
 equipment                          (2,655)      (901)    (1,573)

Other                                  648       (756)      (975)
Net cash - investing activities    (22,042)   (30,738)    (2,548)

Cash flows from financing activities:
Decrease (increase) in restricted
 cash                                5,242     (8,877)     9,120

Purchases of treasury stock         (3,611)      (738)         -
Net cash - financing activities      1,631     (9,615)     9,120

Net change in cash and cash
 equivalents                       (20,886)   (29,348)    29,236
Beginning cash and cash equivalents 24,673     54,021     24,785
Ending cash and cash equivalents     3,787     24,673     54,021



Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                       $    26   $    105    $   119
    Income taxes                        27      1,867        256

The accompanying notes are an integral part of this statement
TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended April 3, 1994, March 28, 1993 and March 29, 1992
(in thousands of dollars/shares)

                             Additional
                      Common  Paid-in  Retained Treasury  Total
                      Stock   Capital  Earnings   Stock   Equity

Balance at
 March 31,1991      $  120  $ 38,181   $15,918 $    -    $54,219
1992 Net income                         29,021            29,021
Balance at
 March 29, 1992        120    38,181    44,939      -     83,240
Purchase of common
 shares for treasury                              (738)     (738)
1993 Net loss                          (11,802)          (11,802)
Balance at
March 28, 1993         120    38,181    33,137    (738)   70,700
Purchase of common
 shares for treasury                            (3,611)   (3,611)
Unrealized losses on
 marketable securities
 available-for-sale                       (635)             (635)
1994 Net loss                           (2,714)           (2,714)
Balance at
 April 3, 1994      $  120  $ 38,181   $29,788 $(4,349)  $63,740


SHARES ISSUED AND OUTSTANDING:
Balance at
 March 31, 1991 and
 March 29, 1992     11,956                           -
Purchase of
 common shares
 for treasury                                     (148)
Balance at
 March 28, 1993     11,956                        (148)
Purchase of
 common shares
 for treasury                                     (871)
Balance at
 April 3, 1994      11,956                      (1,019)


The accompanying notes are an integral part of this statement.
TODD SHIPYARDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 3, 1994, March 28, 1993 and March 29, 1992

1.  PRINCIPAL ACCOUNTING POLICIES

(A) Consolidation - The consolidated financial statements include the accounts of Todd Shipyards Corporation (the "Company") and its wholly-owned subsidiary Todd Pacific Shipyards Corporation ("Todd Pacific"). All intercompany transactions have been eliminated. The Company's policy is to end its fiscal year on the Sunday nearest March 31. In accordance with this policy, the Company's fiscal year 1994 ended on April 3, 1994 is a 53 week year.

(B) Inventories - Inventories, consisting of materials and supplies, are valued at lower of cost (principally average) or replacement market.

(C) Depreciation and Amortization - Depreciation and amortization are determined on the straight-line method based upon estimated useful lives or lease periods; however, for income tax purposes, depreciation is determined on both the straight-line and accelerated methods, and on shorter useful lives where permitted.

(D) Revenues - Revenues consist of the estimated realizable value of work performed under construction, repair and conversion contracts. Profits on major contracts, those in excess of $3 million, are recorded on the percentage-of-completion method (determined based on direct labor hours). Profits on all other contracts, generally short-term, are recorded upon completion. Full provision is made for estimated losses on contracts not completed. Revisions to contract estimates are recorded as the estimating factors are refined.

(E) Income Taxes -   Effective March 29, 1993 the Company adopted
Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." This Statement requires the establishment of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities using currently enacted tax rates which are expected to be in effect during the years in which the differences are anticipated to reverse. As permitted by Statement 109, the Company has elected not to restate the financial statements of prior years. There was no cumulative effect on income of adopting Statement 109.

(F) Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consists primarily of money market instruments, investment grade commercial paper and U.S. Government securities. The carrying amounts reported in the balance sheet are stated at cost which approximates fair value.

(G) Securities Available for Sale - The Company considers all debt instruments purchased with a maturity of more than three months to be securities available for sale. Securities available for sale consist primarily of U.S. Government securities and investment grade commercial paper.

On April 3, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". In accordance with Statement 115 Company management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.
Marketable equity and debt securities not held as trading assets in anticipation of short-term market movements and not classified as held-to-maturity are classified as available-for-sale.

Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholder' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary are calculated based upon the amortized cost of the instrument and are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on available-for-sale securities are included in investment income.

2.  RESTRICTED CASH AND SURETY LINE

In June 1993, the Company entered into a contract for the overhaul of the Washington State Ferry "M.V. Tillikum". In accordance with the terms of this contract, the Company deposited $3.9 million in lieu of posting performance bonds. This amount, together with other escrow accounts securing contract and other performance bonds, is classified as restricted cash on the Company's balance sheet.

The Company has an agreement with an insurer pursuant to which the insurer will provide a surety line, for the necessary bid, performance, contract and payment bonds, to the Company in the aggregate amount of $17 million, provided that the bonds are fully secured by the Company through letters of credit, cash, or cash equivalents. The agreement is terminable at will by either party. The Company is currently securing contract performance and payment bonds by depositing the required security amounts in an escrow account with the Company's insurer. The amount being used for this purpose totaled approximately $.8 million on April 3, 1994 and March 28, 1993 and is classified as other current assets on the Company's balance sheet.

3.  SECURITIES AVAILABLE FOR SALE

The Company implemented Financial Accounting Standard No. 115
"Accounting for Certain Investments in Debt and Equity
Securities" on April 3, 1994. The following is a summary of available-for-sale securities as of April 3, 1994:

                                  Gross      Gross    Estimated
                               Unrealized  Unrealized    Fair
(In Thousands)            Cost    Gains      Losses      Value

U.S. Treasury securities
and agency obligations  $24,435  $    -      $  145     $24,290

U.S. corporate securities 3,027       -          45       2,982

Mortgage-backed
 securities              21,653       6         451      21,208

                        $49,115  $    6      $  641     $48,480

Gross realized gains on sales of available-for-sale securities totaled $19 thousand for the fiscal year ending April 3, 1994.
The Company had no realized losses on sales of available-for-sale securities in fiscal year 1994.

The amortized cost and estimated fair value of the Company's available-for-sale debt and mortgage-backed securities at April
3, 1994, by contractual maturity, are shown below:

                                                       Estimated
                                                         Fair
(In Thousands)                                Cost       Value

Due in one year or less                     $ 5,037     $ 5,026

Due after one year through three years       22,425      22,246
                                             27,462      27,272

Mortgage-backed securities                   21,653      21,208
                                            $49,115     $48,480


4.  CONTRACT RECEIVABLES, CLAIMS AND ESTIMATED COSTS TO
    COMPLETE CERTAIN CONTRACTS

Contracts -
Commercial Conversion - On February 4, 1993 the Company entered into a contract for the conversion of two commercial container ships to an open cargo hold configuration. The Company recognized a $12.5 million loss provision in fiscal year 1993 based on a bid price that was below full costs and the early performance results on the first ship. The Company recognized an additional $3.9 million loss in fiscal year 1994 due to problems encountered during the year in completion of work on the contract.
Additional work required by the owner had not been included in earlier estimates. The learning curve anticipated for the second ship in earlier estimates was not achieved because of additional work required to meet dimensional tolerances despite large errors in the ship's actual pre-conversion dimensions.

Tillikum - In May 1993, the Company entered into a contract with Washington State Ferries to perform a major overhaul of its ferry M/V Tillikum. In order to meet the requirements included in the contract for participation by disadvantaged business enterprises, the Company elected to subcontract to such businesses certain portions of the work, including the detailed design work. Late receipt of the required drawings and design errors which the subcontractor failed to resolve caused delays in the identification and commencement of the work and resulted in acceleration of the work schedule to meet contractually specified deadlines. This and other problems caused the Company to incur approximately $2.2 million in unanticipated costs on the contract.

Dredge Wheeler - Subsequent to the year ended April 3, 1994, after execution of mutual releases, an insurance carrier paid the Company $2.0 million in settlement of a claim it filed involving damage sustained in 1990 by the Army Corps of Engineers dredge Wheeler while the dredge was undergoing major repairs at the Company's Galveston, Texas, shipyard. The payment fully discharges the Company's previously recorded receivable of approximately $1.8 million and will result in recognition of a $0.2 million gain in the first quarter of the Company's fiscal year ended April 2, 1995.

Navy Overhaul Contract - On November 3, 1993 the Company entered into an agreement with the U.S. Navy to settle a dispute over final pricing of work performed on the USS Chandler. The settlement resulted in the collection of an amount slightly greater than the Company's previously recorded receivable.

The Company's reported operating expenses for fiscal year 1994 were reduced by $10.2 million due to the utilization of $12.5 million of prior year loss reserves and the establishment of $2.3 million in current year loss reserves.

Unbilled Receivables - Certain unbilled items on completed contracts included in accounts receivable were approximately $.9 million at April 3, 1994 and $9.9 million at March 28, 1993.

Retainages - Costs and estimated profits in excess of billings on incomplete contracts include $1.0 million in retainages at April 3, 1994 and no retainages at March 28, 1993 (after deducting progress billings of $157 million and $146 million at April 3, 1994 and March 28, 1993, respectively). Retainages are generally due upon completion or acceptance of the contracted work and completion of related warranty periods.

Customers - The Company currently operates in one business segment, shipbuilding, which includes the construction, repair/overhaul and conversion of marine vessels. Revenues from the U.S. Government were $16.2 million (24%), $29.9 million (55%), and $103.6 million (70%) in fiscal years 1994, 1993 and 1992, respectively.

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and accumulated depreciation at April 3, 1994 and March 28, 1993 consisted of the following:

                                                 1994      1993
Land                                           $ 1,208   $ 1,208
Buildings                                        7,980     7,917
Piers, shipways and drydocks                    25,260    25,205
Machinery and equipment                         27,406    25,497
Total plant and equipment, at cost             $61,854   $59,827

Less accumulated depreciation                  $37,853   $35,191
Plant, property and equipment, net             $24,001   $24,636

6. EMPLOYEE BENEFIT PLANS

Union Pension Plans - Operating Shipyard- The Company participates in several multi-employer plans, which provide defined benefits to the Company's collective bargaining employees at its Seattle Shipyard. The expense for these plans totaled $2.2 million, $1.2 million and $3.2 million, for fiscal years 1994, 1993 and 1992, respectively.

Union Pension Plans - Previously Operated Shipyards- The Company is a sponsor of several union pension plans due to the prior operation of other shipyards. The ongoing operation and management of these plans is the responsibility of boards of trustees made up of equal numbers of employer and union representatives.

Nonunion Pension Plans - The Company sponsors the Todd Shipyards Corporation Retirement System (the "Retirement System"), a noncontributory defined benefit plan under which substantially all nonunion employees are covered. The benefits are based on years of service and the employee's compensation before retirement. The Company's funding policy is to fund such retirement costs as required to meet allowable deductibility limits under current Internal Revenue Service regulations.

The components of net periodic pension cost (benefit) for the defined benefit plan in fiscal years 1994, 1993 and 1992 is as follows (in thousands):
                                        1994      1993      1992
Service cost-benefit earned during
 the time period                     $   333   $   502   $   848
Interest cost on projected benefit
 obligation                            2,325     2,439     2,863
Actual return on plan asset           (1,981)   (3,436)   (3,768)
Net amortization and deferral         (4,098)   (2,986)   (4,379)
Subtotal                              (3,421)   (3,481)   (4,436)
Liability for early retirement
 incentive                                 -     3,243     2,752
Net periodic pension benefit before
 OBRA '90                             (3,421)     (238)   (1,684)
Transfer of assets for payment of
 retiree medical benefits
 (401(h) Plan)                         1,496     1,388     3,150
Net periodic pension cost (benefit) $ (1,925)  $ 1,150   $ 1,466

During 1993 and 1994 the weighted average discount rate, rate of increase in future compensation levels and the expected long-term rate of return on assets used in determining the actuarial present value of the projected benefit obligation were 8.0%, 5.0% and 6.5%, respectively. During 1992, the weighted average discount rate, rate of increase in future compensation levels and the expected long-term rate of return on assets used in determining the actuarial present value of the projected benefit obligation were 8.5%, 7.5% and 8.5%, respectively.

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at April 3, 1994 and March 28, 1993 for the defined benefit plans
(in thousands):

                                                 1994      1993
Actuarial present value of benefit obligation:
 Accumulated benefit obligations, including
 vested benefits of $27,357 ($31,947 in 1993)  $27,357   $33,066
Projected benefit obligation                   $28,756    34,563
Plan's assets at fair value                     52,443    61,373
Plan's assets in excess of projected
  benefit obligation                            23,687    26,810
Unrecognized net loss                            7,152     4,519
Unrecognized net transition asset being
  recognized over 15 years                     (16,902)  (19,317)
Deferred pension asset                         $13,937   $12,012

The Retirement System plan assets consist principally of common stocks and U.S. government and corporate obligations.

Under a provision of the Omnibus Budget Reform Act of 1990 ("OBRA
'90") the Company transferred approximately $1.5 million in excess pension assets from its Retirement System into a fund to pay fiscal year 1994 retiree medical benefit expenses.

Post retirement Group Health Insurance Program - The Company sponsors a defined benefit health care plan that provides post retirement medical benefits to full-time exempt employees, and their spouses, who met specified criteria. The Company terminated post retirement health benefits for any employees retiring subsequent to May 15, 1988. The plan contains cost-sharing features such as deductibles and coinsurance. These benefits are funded monthly through the payment of group health insurance premiums. In fiscal year 1991 the Company adopted Statement of Financial Accounting Standard No. 106, "Employers' Accounting for Post retirement Benefits Other Than Pensions". In accordance with the provisions of Statement 106, the Company elected to record the actuarially calculated $23.5 million total accumulated obligation of such benefits as of March 31, 1991.

The actuarially calculated components of net periodic post retirement health benefit cost for the defined benefit plan in fiscal years 1994, 1993 and 1992 are as follows (in thousands):

                                         1994     1993      1992
Service costs                         $     -  $     -   $     -
Interest cost on projected
  benefit obligation                    1,533    1,907     2,046
Return on plan assets                       -        -         -
Net amortization of gain                 (200)       -         -
Net period postretirement benefit
 cost                                 $ 1,333  $ 1,907   $ 2,046

Current year plan contributions       $(1,551) $(1,593)  $(1,604)

Since such benefit obligations do not accrue to current employees of the Company there is no current year service cost component of the accumulated post retirement health benefit obligation.

For fiscal year 1993 and 1994 the weighted average discount rate and rate of increase in the per capita cost of covered benefits (i.e., health care cost trend) used in determining the actuarial present value of the accumulated health benefit obligation were 8% and 12% grading down to 5% over 21 years, respectively. During 1992, the weighted average discount rate and rate of increase in the per capita cost of covered benefits used in determining the actuarial present value of the accumulated health benefit obligation were 9% and 12%, respectively. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated post retirement health benefit obligation as of April 3, 1994 by $1.5 million and the interest cost component of net periodic post retirement benefit cost for 1994 by $.1 million.

The following table sets forth the amounts recognized in the Company's consolidated balance sheet at April 3, 1994 and March 28, 1993 for the post retirement health benefit obligation (in thousands):
                                                 1994      1993
Accumulated post retirement health benefit
 obligation                                     $19,910  $19,928
Plan assets                                           -        -
Accumulated post retirement health benefit
 obligation in excess of plan assets             19,910   19,928
Unrecognized net gain                             4,160    4,360
Accrued post retirement health benefits          24,070   24,288
Less estimated current portion of obligations
 classified as accrued expenses                   1,604    1,604
Long-term portion of accrued post retirement
 health benefits                                $22,466  $22,684

7. INCOME TAXES

The income taxes provided for or (credited to) the categories of income (loss) are as follows (in thousands):

                                         1994      1993     1992
Operations                             $ (263)  $    50  $11,489
Extraordinary item - utilization
 of net operating loss and tax
 credit carryforwards                       -         -   (9,384)
                                       $ (263)  $    50  $ 2,105

The provision for income taxes consists of the following (in thousands):

                                         1994      1993     1992
Current:  federal                      $ (263)  $ 1,990  $   165
          state and local                   -         -
Deferred: federal                           -    (1,940)   1,940
          state and local                   -         -        -
Total income tax provision             $ (263)  $    50  $ 2,105

Upon adoption of Statement 109 in fiscal year 1994 there was no cumulative effect on income as the Company had significant business credit carryforwards for tax purposes. The Company recorded these deferred taxes benefits on the balance sheet net of a valuation reserve due to the lack of reasonable assurance that they will be realized.

The provision (benefit) for income taxes differs from the amount of tax determined by applying the federal statutory rate for the following reasons (in thousands):
                                   Liability Deferred  Deferred
                                    Method    Method    Method
                                     1994      1993      1992
Tax provision (benefit) at
  federal statutory tax rate       $(1,042)  $(3,996)  $10,583
Increase in valuation allowance      1,261         -         -
Tax rate differential                 (232)
Limitation on recognition of net
 operating loss carryforward             -     3,996         -
Utilization of net operating loss and
 tax credit carry forward                -         -    (9,384)
Alternative minimum tax                  -         -       906
Other - net                           (250)       50         -
                                   $  (263)  $    50   $ 2,105


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities at April 3, 1994 were as follows (in thousands):

                                                        Amount
Deferred income tax assets:
Business credit carryforwards                            $9,429
Alternative minimum tax credit carryforwards              2,874
Accrued employee benefits                                 2,351
Environmental reserve                                     2,138
Reserves for contract losses                              1,442
Deferred gain on sale of facility                           847
Reserve for doubtful accounts                               228
Other                                                       607
Total deferred income tax assets                         19,916
Valuation reserve for deferred tax assets                (7,934)
Net deferred tax assets                                  11,982

Deferred income tax liabilities:
Accelerated depreciation                                  6,344
Deferred pension income                                   4,878
Completed contracts                                         703
Other                                                        57
Total deferred income tax liabilities                    11,982

Net deferred taxes                                     $      -


Major components of the deferred income tax provision (benefit) for fiscal years ending March 28, 1993 and March 29, 1992 are as follows (in thousands):
                                                 1993       1992
Accelerated depreciation                       $(1,064)  $(1,011)
Completed contract method of accounting         (8,244)    8,385
Decrease (increase) in nondeductible
 reserves                                       (2,996)    3,673
Decrease in shipyard closures reserves             436       555
Limitation of the recognition of net
 operating loss                                  9,501         -
Utilization of net operating loss
 carryforwards                                       -    (6,538)
Utilization of investment tax credit
 carryforwards                                       -    (2,846)
Other - net                                        427      (278)
                                               $(1,940)  $ 1,940

The Company had net operating loss carryforwards for financial statement purposes of $2.2 million at April 3, 1994 and $11.8 million at March 28, 1993. These carryforwards expire in 2009. The Company had net operating loss carry forwards for federal income tax purposes of $10.4 million at March 29, 1992, all of which were used during fiscal year 1993. The Company had no net operating loss carryforwards for federal income tax purposes as of April 3, 1994.

The Company had tax credit carryforwards for financial statement purposes at March 29, 1992 and March 28, 1993 of approximately $9.1 million. The Company had, for federal income tax purposes, tax credit carryforwards of $9.4 million at April 3, 1994. If not utilized, these carryforwards will expire in fiscal years 1995 through 2001.

In addition, the Company has paid approximately $2.9 million of alternative minimum taxes on alternative minimum taxable income from fiscal years 1988 through 1992, which will be allowed as a credit carry forward against regular federal income taxes in future years in the event regular federal income taxes exceed the alternative minimum tax.

The Company does not presently believe that an ownership change as defined for purposes of limiting the utilization of net operating loss and tax credit carry forwards has occurred.

8.  LEASES

Operating lease payments charged to expense were $.7 million, $.8 million, and $1.4 million for fiscal years 1994, 1993 and 1992, respectively.

Minimum lease commitments at April 3, 1994 are summarized below
(in thousands):
                                            Capital   Operating
                                             Leases     Leases
1995                                        $   96    $   660
1996                                             -        365
1997                                             -        211
1998                                             -        146
1999                                             -        146
Thereafter                                       -      1,455
Total minimum lease commitments                 96    $ 2,983
Less amount representing interest               (3)
Present value of net minimum lease payments $   93

Capitalized leases included in plant, drydocks and equipment and the related accumulated depreciation amounted to $1.4 million and $1.3 million, respectively.

9.  FACILITY CLOSURES

GALVESTON SHIPYARD
 On December 16, 1993, the Company sold its Galveston shipyard facilities to the Board of Trustees of the Galveston Wharves ("Galveston Wharves") for $6 million, consisting of $.6 million cash with the balance financed with City of Galveston special project revenue bonds issued to the Company. The revenue bonds bear interest at the rate of eight percent payable semiannually beginning July 1, 1994. The revenue bonds are secured by a lien on the shipyard property and a subordinate lien on the revenues of the Galveston Wharves. Annual bond principal payments of $.216 million are due beginning January 1, 1995 with a final balloon payment of $3.456 million due January 1, 2004. The Company is recognizing the gain on the sale of the facility as payments are received.

Upon the sale of the Galveston facility, the Company reversed a $3.2 million deferred credit relating to estimated Galveston facility closure costs. Upon receipt of the initial proceeds from the Galveston facility and equipment sale, the Company recognized a net gain of $.6 million.

LOS ANGELES SHIPYARD
During the third quarter ended January 2, 1994, the Company reduced the Los Angeles facility closure provision from $2.7 million to $.1 million to account for remaining Los Angeles facility closure costs. The provision had reflected estimated contributions necessary to fund the Los Angeles Local 9 pension plan. Based on data available to the Company regarding the plan assets and the plan's expected future operating activity, the Company believes that the pension plan assets currently adequately fund its liabilities and that no contributions to the plan will be necessary.

10.  OTHER CONTINGENCIES

The Company is subject to various risks and is involved in various claims and legal proceedings arising out of the ordinary course of its business. These include complex matters of contract performance specifications, environmental protection and Government procurement regulations. Only a portion of these risks and legal proceedings involving the Company are covered by insurance, since the availability and coverage of such insurance generally has declined or the cost has become prohibitive.

11.  ENVIRONMENTAL MATTERS

The Company faces significant potential liabilities in connection with the alleged presence of hazardous waste materials at certain of its closed shipyards, at its Seattle Shipyard and at several sites used by the Company for disposal of alleged hazardous waste. The Company continues to analyze environmental matters and associated liabilities for which it may be responsible. No assurance can be given as to the existence or extent of any significant environmental liabilities until such analysis has been fully completed. The overall eventual outcome of environmental matters cannot be determined at this time, however, several site investigations have progressed sufficiently to allow for provisions in the accompanying consolidated financial statements.

The Company has been named as a potentially responsible party ("PRP") by the Environmental Protection Agency ("EPA") pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") in connection with the documented release or threatened release of hazardous substances, pollutants and contaminants at the Harbor Island Superfund Site (the "Site"), upon which the Seattle Shipyard is located. The EPA has stated that, at this time, it is not aware of any other PRPs for the Seattle Shipyard. The EPA has initiated a remedial investigation and feasibility study ("RI/FS") for the Soil and Groundwater Operable Unit of the Site ("Operable Unit"). The EPA issued its Record of Decision ("ROD") for the Operable Unit in September, 1993. (The RI/FS for the Sediment portion of the Site is due to be released in 1995.) The ROD requires soil cleanup at the Site of Total Petroleum Hydrocarbons ("TPH") and metals. Soils containing in excess of 10,000 mg/kg of TPH must be excavated and treated on-site with a thermal desorption unit.

The Company, along with a number of other Harbor Island PRPs, received a Special Notice Letter from the EPA on May 4, 1994 pursuant to section 122 (e) of CERCLA. The letter triggers a sixty day moratorium on EPA enforcement activities related to the Site which will expire on July 5, 1994. If the PRPs have submitted a "good faith" offer to the EPA by that deadline the moratorium will be extended by an additional sixty days. To avoid agency enforcement, an agreement must be reached between the EPA and the PRPs by September 6, 1994.

In January 1990, the Company was notified that it was a PRP in an action brought by the National Oceanic and Atmospheric Administration ("NOAA") for alleged damages caused to the coastal and marine natural resources in the Duwamish River and Elliott Bay off the Harbor Island Site. Subsequent to this notification, NOAA brought suit against the City of Seattle and the Governmental agency responsible for sewage treatment in the Seattle area ("Metro") for their contributions of hazardous materials to the Duwamish River and Elliott Bay. This litigation was settled between the parties. While NOAA, the City of Seattle and Metro retain the right to bring suit against all the other named PRPs, including the Company, the Company has not been contacted since the January 1990 notification.

In November 1987, the Company was identified as a PRP by the EPA in conjunction with the cleanup of the Operating Industries, Inc. ("OII") hazardous materials disposal site at Monterey Park, California. It is the Company's position that its involvement with the OII site is de minimis. In April 1992, the Company, a nonsettling party, was notified by letter that the OII Steering Committee, consisting of 133 settling parties, intends to pursue contribution from the nonsettling parties. The Company is continuing to investigate this matter.

The Company was identified as a PRP in 1986 as a generator of materials deposited at the Maxey Flats Disposal Site in Fleming County, Kentucky and specifically has been identified as a de minimis contributor based on its volume of less than .25% of the total site makeup. These materials were allegedly generated from work the Company performed for the US Navy on the nuclear ship NS SAVANNAH during the 1960's and 1970's. The EPA invited the Company to participate with the de minimis coordinating committee to resolve its alleged liability on a volume contribution basis and as a result, the Company has agreed to settle its potential liability in this matter for a cash payment of $158,287. The Company intends to pursue its right to contractual indemnification from the United States for the disposal of this waste.

The Company was identified in 1983 as a generator of materials deposited at the Western Processing Site in Kent, Washington. Since that time the Company has executed, along with several hundred other PRPs, a Consent Decree committing to its proportionate share of the cleanup to take place at the site. While it is not possible to predict the entire liability due under the terms of the Consent Decree, the known costs to the Company are included in the below stated reserve.

Todd has been notified by the EPA that the Casmalia Resources Hazardous Waste Management Facility in Santa Barbara County, California is undergoing remediation and closure under the Resource Conservation and Recovery Act ("RCRA"). It is alleged that the Los Angeles Division of Todd Pacific deposited certain production wastes and by-products at this disposal site throughout the 1980's. The Company has been participating in settlement discussions with other PRPs and the EPA as a member of the Steering Committee. Investigation continues on this site.

In June 1989, the Company was notified by the City of Hoboken, New Jersey (the "City") that a volume of oil had been discovered on the surface of the property that had been owned and operated as the Hoboken Division of the Company. In June 1992, the City and the Company were named as PRPs by the State of New Jersey (the "State"). The City has undertaken a clean-up of the property. The State has issued a Notice of Violation against the Company pursuant to the New Jersey Spill Act ("Spill Act"). The City and the State allege that the Company abandoned three underground storage tanks in 1969 when the property was sold to the City and that the discovered surface oil spilled from those tanks. In April 1994 the City of Hoboken initiated a civil action against the Company entitled City of Hoboken v. Todd et al. for contribution under the Spill Act seeking reimbursement for all monies expended for the cleanup of the Hoboken property. Also named in the suit is the developer who allegedly trespassed onto the property and caused the oil spill and several insurance companies who allegedly issued comprehensive general liability insurance policies in favor of the City of Hoboken covering the property. The Company is vigorously defending this action.

During the fiscal year ended April 3, 1994 the Company analyzed the most recent data available from the EPA and other sources regarding the Harbor Island Superfund Site and believes it is now possible to estimate an initial cost for the proposed surface and ground water clean-up phase of the Remedial Investigation and Feasibility Study. The Company further believes that investigations regarding several other sites have progressed to the degree that it is currently possible to estimate costs for their respective remediations. The Company has provided aggregate reserves of $6.5 million for these contingent liabilities; no amount has been taken into consideration for the possible recovery of some or all of these amounts through various insurance contracts and/or right of contribution actions against prior landowners and others who may have been responsible for the alleged damage to the various sites. However, no assurance can be given that the $6.5 million reserve is adequate to cover all potential remediation costs the Company could incur. With respect to the remediation the Harbor Island Operable Unit, a final determination has not yet been made either of the timing and technique which may be used or of the possible participation of other parties in the remediation efforts.

Any remediation efforts necessary as a result of the RI/FS due to be released in 1995 pertaining to the Sediment portion of the Harbor Island Site have not been included in the above stated reserve. The investigation of the Sediment contamination has not progressed to the stage where any potential remediation cost or method has been determined. At this time it is not possible for the Company to predict accurately the scope of any liability relative to the Sediment portion of the Site.

12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Financial results by quarter for the fiscal years ended April 3, 1994 and March 28, 1993 are as follows (in thousands):

                            Income
                            (loss)              Income     Net
                             from     Income    (loss)    income
                 Revenues operations (loss) per share (loss) 1st Qtr 1994 $ 14,280 $ (2,649) $ (171) $ (0.01) $ (171)
2nd Qtr 1994      13 688    (5,071)   (3,847)    (0.33)   (3,847)
3rd Qtr 1994      20,870     2,001     1,804      0.15     1,804
4th Qtr 1994      19,714    (1,005)     (500)    (0.05)     (500)
                $ 68,552  $ (6,724)  $(2,714)  $ (0.24)  $(2,714)

1st Qtr 1993    $ 18,585  $  1,207     1,129   $  0.10   $ 1,537
2nd Qtr 1993      12,936       157       489      0.04       633
3rd Qtr 1993       8,704    (8,384)   (7,013)    (0.59)   (7,565)
4th Qtr 1993      14,053    (6,998)   (6,407)    (0.54)   (6,407)
                $ 54,278  $(14,018)  (11,802)  $ (0.99)  $11,802)

Fiscal year 1994 first quarter net income includes a $1.8 million insurance settlement. Fiscal year 1994 third quarter net income includes in-yard government phased maintenance activity accomplished during the period.


TODD SHIPYARDS CORPORATION
Schedule I - Marketable Securities - Other Investments
April 3, 1994
(in thousands of dollars)

                                                     Amount at
                                                     which each
                                       Market value  security is
Name of issuer                         of ea. issue  carried on
  and title        Principal   Cost of  at balance  the balance
of each issue       amount   ea. issue  sheet date     sheet
US Treasury
 Obligations        $22,090   $21,794    $21,836      $21,836
FNMA, Mortgage
 backed securities    9,987    10,106      9,763        9,763
FHLMC, Mortgage
 backed securities    8,040     8,120      7,987        7,987
FHLB, Obligations     1,500     1,500      1,473        1,473
TVA Power Bond 1993,
 Ser. A.              1,000       995        981          981
ATT, 4.5% Note        1,000       994        985          985
IBM, 4.55% Asset
 Trust,Ser. A.        1,778     1,777      1,749        1,749
Merrill Lynch, 4.75%
 Note                   500       498        489          489
Mobil, 6.5% Note        500       524        510          510
SmithKline Beecham
 5.25% Note           1,000     1,020        998          998
Structured Asset
 Securities, CMO      1,700     1,725      1,709        1,709
Total Marketable
 Securities         $49,095   $49,053    $48,480      $48,480



Schedule X - Supplementary Income Statement Information
Years Ended April 3, 1994, March 28, 1993 and March 29, 1992
(in thousands of dollars)
                                  Charged to Costs and Expenses
                                    for the Fiscal Year Ended
                                 April 3,  March 28,   March 29,
                                   1994       1993        1992

1.  Maintenance and repairs      $3,843     $2,672      $4,300
3.  Taxes, other than payroll and
    income taxes                  1,051        892       1,425
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCED DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   **

ITEM 11. EXECUTIVE COMPENSATION

   **

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

   **

ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS

   **

** The information for the above items will be provided in the 1994 Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K

(a)  1 & 2. Financial Statements

The financial statements and financial statement schedule listed in the accompanying index to financial statements and financial statement schedules are filed as part of this annual report.

     3.  Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this annual report.

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K for the fourth quarter ended April 3, 1994.


TODD SHIPYARDS CORPORATION
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
COVERED BY REPORT OF INDEPENDENT AUDITORS

Items 14(a) 1 & 2



Report of Independent Auditors...............................15

Consolidated Balance Sheets at April 3, 1994
  and March 28, 1993.........................................16

Consolidated Statements of Operations
  For the years ended April 3, 1994,
  March 28, 1993 and March 29, 1992..........................17

Consolidated Statements of Cash Flows
  For the years ended April 3, 1994,
  March 28, 1993 and March 29, 1992..........................18

Consolidated Statements of Stockholders Equity
  For the years ended April 3, 1994,
  March 28, 1993 and March 29, 1992..........................20

Notes to Consolidated Financial Statements
  For the years ended April 3, 1994,
  March 28, 1993 and March 29, 1992..........................21

Supplementary Information:
  Quarterly Financial Data (unaudited).......................35

Consolidated  Financial Statement Schedules:
    I-Marketable Securities..................................36
    X-Supplementary Income Statement Information.............36

All other schedules are omitted because they are not applicable, or not required or because the required information is included in the consolidated financial statements or notes thereto.
       TODD SHIPYARDS CORPORATION INDEX TO EXHIBITS
                 (SEE SEPARATE PACKET)
                         Item 14(a)3

Exhibit                                                Sequential
Number                                                  Page No.
 3-1   Certificate of Incorporation of the Company          *
       dated November 29, 1990, filed in the Company's
       Form 8-B Registration Statement dated January
       15, 1991 Exhibit 3-1.

 3-2   By-Laws of the Company dated November 29, 1990,      *
       as amended October 1, 1992 filed in the Company's
       Form 10-K Report for 1993 as Exhibit 3-2.

 10-1  Lease Agreement of floating drydock dated May 15,    *
       1981 between the Company and NAVSEA amended May
       14, 1986, filed in the Company's Form 10-K for
       1991 as Exhibit 10-2.

 10-2  Amendments to Lease Agreement of floating drydock    *
       dated December 6, 1989, March 7, 1990  and June 6,
       1990 filed in the Company's Form 10-K for 1990 as
       Exhibit 10(h)(i).

 10-3  Lease Agreement of floating drydock dated April 1,   *
       1987 between the Company and NAVSEA filed in the Company's Form 10-K for 1991 as Exhibit 10-4.

 10-4  Collective Bargaining Agreement between Todd       42-88
       Pacific, Seattle Division and the Metal Trades
       Dept. of the A.F.L.- C.I.O., the Pacific Coast
       Metal Trades District Council, the Seattle Metal
       Trades Council and the International Unions
       signatory thereto dated April 1, 1993.               *

 10-5  Unsigned executed copy of Harbor Area Lease          *
       Agreement dated March 21, 1985 between the Company and the State of Washington Dept. of Natural
       Resources filed in the Company's Form 10-K for 1990 as Exhibit 10(ac)

 10-6  Harbor Area Lease Agreement dated December 13,
       1982 between the Company and the State of Washington Dept. of Natural Resources filed in the Company's Form 10-K for 1990 as Exhibit 10(ad).

10-7   Waterway Permit dated September 1, 1986 between      *
       the Company and the State of Washington Dept. of Natural Resources filed in the Company's Form
       10-K for 11990 as Exhibit 10(ae).

10-8   Waterway Permit dated September 1, 11986 between     *
       the Company and the State of Washington Dept. of Natural Resources filed in the Company's Form
       10-K for 1990 as Exhibit 10(ae)(i).

10-9   Lease Agreement dated December 4, 1989 between       *
       the Company and Tar Asset Figueroa filed in the Company's Form 10-K for 1990 as Exhibit 10(al).

10-10  Savings Investment Plan of the Company filed         *
       in the Company's form 10-K for 1990 as Exhibit
       10(ap).

10-11  Todd Shipyards Corporation Retirement System Plan    *
       filed in the Company's Form 10-K for 1990 as
       Exhibit 10(aq).

10-12  Contracts for the Modification and Repair of the     *
       SS Kauai and for the SS Maui for the Matson
       Navigation Company, Inc. by Todd Pacific dated
       February 4, 1993.

10-13  Contract with the State of Washington for repair   89-162
       of the MV Tillikum by Todd Pacific dated May 10,
       1993.

10-14  Purchase and Sale Agreement and Deed of Trust     163-191
       relating to the sale of the Company's Galveston facility to the Galveston Wharves dated December
       16, 1993.

22-1   Subsidiaries of the Company.                         192

28-1   Unsigned unexecuted copy of Indemnity Agreement      *
       between the Company and ACSTAR Insurance Company filed in the Company's Form 10-K for 1990 as
       Exhibit 28(k).

28-2   Letters dated April 25, May 7 and June 8, 1990       *
       between the Company and ACSTAR Insurance Company in respect to the terms of the Surety Agreement between the parties and the Court order dated
       July 2, 1990 authorizing the Company to enter into the Surety Agreement and the Indemnity Agreement
      (Exhibit 28-3), filed in the Company's Form 10-K
      Report for 1991 as Exhibit 28-4(a).

Note:  All Exhibits are in SEC File Number 1-5109.
       *  Incorporated herein by reference.
                              SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TODD SHIPYARDS CORPORATION
Registrant


By: /s/ David K. Gwinn
    David K. Gwinn
    Chief Financial Officer
    June 30, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Brent D. Baird                 /s/ Steven A. Clifford
Brent D. Baird, Director           Steven A. Clifford, Director
June 24, 1994                      June 24, 1994



/s/ Patrick W.E. Hodgson           /s/ Joseph D. Lehrer
Patrick W.E. Hodgson,              Joseph D. Lehrer, Director
Chairman, Chief Executive          June 24, 1994
Officer, and Director
June 24, 1994


/s/ Philip N. Robinson             /s/ John D. Weil
Philip N. Robinson, Director       John D. Weil, Director
June 24, 1994                      June 24, 1994