Form 10-Q
period 1994-07-03
TODD SHIPYARDS CORP
filed 1994-08-17
CIK 98537

-1-
                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      (No Fee Required)

      For the quarterly period ended July 3, 1994


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

There were 10,805,490 shares of the corporation's $.01 par value common stock outstanding at August 1, 1994.


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

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND
RETAINED EARNINGS
Periods Ended July 3, 1994 and June 27, 1993
(In thousands, except per share data)

                                                 Quarter Ended
                                               7/3/94   6/27/93
Revenues                                     $ 14,469  $ 14,280
Operating expenses:
 Direct labor and benefits                      6,915     7,357
 Materials and other                            4,082     6,043
 Administrative expenses                        5,843     5,959
 Contract losses and other                       (408)   (2,430)
 Subtotal                                      16,432    16,929
Loss before investment and other income,
 income taxes and cumulative effect of
 change in accounting principle                (1,963)   (2,649)
Investment and other income                       950     2,413
Loss before income taxes and cumulative
 effect of change in accounting principle      (1,013)     (236)
Income tax benefit                                  -       (65)
Loss before cumulative effect of change
 in accounting principle                       (1,013)     (171)
Cumulative effect to April 3, 1994 of
 accounting change, net of tax - Note 2           438         -
Net loss                                     $   (575) $   (171)

Earnings per share:
Loss before cumulative effect of
 change in accounting principle              $   (.09) $   (.01)
Cumulative effect of change in
 accounting principle                             .04         -
Loss per common share                        $   (.05) $   (.01)

Pro forma amounts, assuming the new
 accounting method is applied retroactively
 Net income                                  $   (575) $    115
 Earnings per share                              (.05)      .01

Weighted average number of shares              10,885    11,808

Retained earnings at beginning of period     $ 29,788  $ 33,137
Loss for the period                              (575)     (171)
Unrealized loss on available-for-sale
 securities                                      (438)        -
Retained earnings at end of period           $ 29,775  $ 32,966


The accompanying notes are an integral part of this statement.
TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
Periods Ended July 3, 1994 and April 3, 1994
(in thousands of dollars)

                                                 Period Ended
                                               7/3/94    4/3/94
ASSETS:                                     (Unaudited)(Audited)
Cash and cash equivalents                      $5,598  $  3,787
Restricted cash                                 5,460     5,719
Marketable securities                          43,331    48,480

Accounts receivable, less allowance for
 losses of $653 at 7/3/94 and 4/3/94:
  Government                                    1,240     3,364
  Commercial and other                          6,594     4,748
                                                7,834     8,112
Costs and estimated profits in excess
 of billings on incomplete contracts            2,115     3,063
Inventories                                       973       932
Other current assets                            1,601       985
Total current assets                           66,912    71,078

Property, plant and equipment, net             24,494    24,001

Deferred pension asset                         14,222    13,937
Other assets                                    2,464     2,431
                                             $108,092  $111,447


LIABILITIES:
Accounts payable and accruals                $  8,484  $  7,266
Payrolls and vacations                          3,633     3,552
Taxes other than income taxes                     584     1,370
Accrual for loss on contracts                     572     2,267
Other                                             115       334
Income taxes                                    3,568     3,952
Total current liabilities                      16,956    18,741

Accrued postretirement health benefits         22,394    22,466
Environmental remediation reserves              6,500     6,500

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value (authorized,
 19,500,000; issued, 11,956,033 shares)           120       120
Additional paid-in capital                     38,181    38,181
Retained earnings                              28,775    29,788
                                               67,076    68,089
Treasury stock, at cost (1,133,171 shares
 at 7/3/94; 1,019,370 shares at 4/3/94)         4,834     4,349
Total stockholders' equity                     62,242    63,740
                                             $108,092  $111,447

The accompanying notes are an integral part of this statement TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Periods Ended July 3, 1994 and June 27, 1993
(in thousands of dollars)
                                                 Period Ended
                                               7/3/94   6/27/93
Cash flows from operating activities:
Net loss                                     $   (575) $   (171)

Adjustments to reconcile loss to net
 cash used in operating activities:
  Effect of change in accounting principle       (438)        -
  Depreciation and amortization                   746       767
  Utilization of contract reserves               (408)   (2,430)
  Increase (decrease) in accounts payable
   and accruals                                 1,218      (653)
  Decrease in taxes other than income taxes      (786)      (24)
  Decrease (increase) in other current assets    (616)      230
  Decrease in income taxes                       (384)      (12)
  Increase in deferred pension asset             (285)     (300)
  Decrease in accounts receivable                 278     1,325
  Decrease (increase) in costs and
   estimated profits in excess of
   billing on incomplete contracts                100    (5,574)
  Other, net                                     (266)      213
Total adjustments                                (841)   (6,458)
Cash used in operating activities              (1,416)   (6,629)

Cash flows from investing activities:
Purchases of marketable securities                  -    (6,948)
Maturities of marketable securities             4,244     5,277
Sales of marketable securities                    467     5,862
Capital expenditures                           (1,258)     (919)
Net cash provided by investing activities       3,453     3,272

Cash flows from financing activities:
Purchases of treasury stock                      (485)        -
Decrease (increase) in cash restricted to
 secure bid and performance bonds                 259    (4,288)
Net cash used in financing activities            (226)   (4,288)

Net change in cash and cash equivalents         1,811    (7,645)
Cash and cash equivalents at beginning of
 period                                         3,787    24,673
Cash and cash equivalents at end of period   $  5,598  $ 17,028

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                    $      1  $      9
 Income taxes                                     384        12


The accompanying notes are an integral part of this statement.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Todd Shipyards Corporation (the "Company") has filed its
Consolidated Financial Statements for the fiscal year ended April
3, 1994 with the Securities and Exchange Commission as part of its Annual Report on Form 10-K. That report should be read in connection with this Form 10-Q.

1.  STATEMENTS NOT AUDITED
The accompanying Consolidated Financial Statements are unaudited but in the opinion of management reflect all adjustments necessary for a fair presentation of financial position and results of operations. Certain amounts in the fiscal 1994 financial statements have been reclassified to conform to the fiscal 1995 presentation.

2.  CHANGE IN CONTRACT ACCOUNTING METHOD
Effective the beginning of the quarter ended July 3, 1994 the company changed its method of accounting for general and administrative costs from recognizing these expenses as contract costs to recognizing them as incurred which reflects the change, over time, in the Company's business from predominately longer term Department of Defense to predominately shorter term commercial contracts. This change has been applied to general and administrative costs of prior years and results in a cumulative effect adjustment of $438, which is included in income of the first quarter of fiscal year 1995. The effect of the change was to decrease income before the cumulative effect of the accounting change for the quarter ended July 3, 1994 by $994 ($.09 per share) and net income by $556 ($.05 per share). There was no income tax effect as a result of the change.

The proforma amounts reflect the effect of the retroactive application of reflecting general and administrative costs as incurred had the new method been in effect.


3.  CONTRACTS IN PROGRESS
Navy Repair Contract - In March 1994, the Company entered into a contract to perform repair work on a Navy carrier (the "Carrier Project") at the Bremerton Naval Base. Work began in March 1994 and is expected to be complete in September 1994. During the quarter ended July 3, 1994 the Company recognized $758 in estimated program losses due primarily to production difficulties.

4.  INCOME TAXES
During the quarter ended July 3, 1994 the Company's income tax expense was offset by a reduction in the deferred tax valuation reserve.



5.  ENVIRONMENTAL MATTERS
The Company faces significant potential liabilities in connection with the alleged presence of hazardous waste materials at certain of its closed shipyards, at its Seattle Shipyard and at several sites used by the Company for disposal of alleged hazardous waste. The Company continues to analyze environmental matters and associated liabilities for which it may be responsible. No assurance can be given as to the existence or extent of any significant environmental liabilities until such analysis is complete. The Company has provided aggregate reserves of $6,500 for contingent environmental remediation liabilities for the sites that have progressed to the degree that it is possible to estimate remediation costs. The actual costs will depend upon numerous factors, including the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, technological developments and changes in environmental laws and regulations. The Company is negotiating with its insurance carriers and certain prior landowners and operators for past and future remediation costs. The Company has not included any insurance recovery in determining its remediation provision. No assurance can be given that the $6,500 reserve is adequate to cover all potential remediation costs the Company could incur. The Company's involvement in each of these sites is detailed in its previously filed Form 10-K.

6.  OTHER CONTINGENCIES
The Company is subject to various risks and is involved in various claims and legal proceedings arising out of the ordinary course of its business. These include complex matters of contract performance specifications, environmental protection and Government procurement regulations. Only a portion of these risks and legal proceedings involving the Company are covered by insurance.

7.  SHARE REPURCHASE
Beginning in fiscal year 1994, the Company has from time to time re-acquired shares of the Company's stock in a number of open market transactions. As of August 1, 1994, the Company had repurchased 1,008,885 shares of the Company's common stock for a total cost of $4,194 bringing total treasury shares to 1,156,543. The Company is funding these purchases out of working capital.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Notes to Consolidated Financial Statements are an integral part of Management's Discussion and Analysis of Financial
Condition and Results of Operations and should be read in conjunction herewith.


OPERATING RESULTS
All comparisons within the following discussion are with the corresponding periods in the previous year, unless otherwise stated.

Revenue - Revenue in the first quarter of 1995 was even with
1994.   Increases in government repair activities were largely
offset by declines in commercial work.   Government revenue
increased due to repair work performed on the Carrier Project (see note 3). Commercial revenue decreased as prior year amounts included performance on contract to convert two vessels to an open-cargo configuration (the "Conversion Contract"). Management expects government and commercial revenue to decrease substantially in the second quarter. Revenue for the third and fourth quarters is expected to benefit from scheduled government phased maintenance activities and an upturn in commercial repair work.

First quarter revenues:

                   FY    % of      FY   % of         Change
Contract Source   1995  Revenue   1994 Revenue   Amount Percent
Government       $ 7.4    51%    $ 3.1   22%     $ 4.3   139%
Commercial         7.1    49%     11.2   78%      (4.1)  (37%)
Total revenue    $14.5   100%    $14.3  100%     $  .2     1%


Operating expenses - Direct costs during the first quarter were 76% of revenue reflecting the difficulties experienced on the Carrier Project. Prior year first quarter direct costs were 94% of revenue because of production difficulties experienced on the Conversion Contract.

Operating expenses for the first quarter of 1995 were reduced by a $.4 million net change in contract loss reserves. This change reflects $1.2 million in loss reserve utilization offset by the establishment of $.8 million in loss provisions on the Carrier Project. Prior year operating expenses were reduced by $2.4 million reflecting $5.9 million loss reserve utilization on the Conversion Contract offset by $3.5 million in increased loss provisions on an overhaul contract.

Investment and other income - Investment and other income decreased by $1.5 million due primarily to receipt of a $1.8 million insurance settlement in fiscal year 1994. This decrease was partially offset by a $.2 million Galveston revenue bond interest payment received during the quarter.

Income taxes - The Company recognized no income tax expense in the first quarter of fiscal year 1995 as the expense was offset by a reduction in the deferred tax valuation reserve. The prior year benefit reflects overpayment of fiscal year 1993 income taxes.


FINANCIAL CONDITION
Working capital - Working capital decreased in the first quarter of 1995 by $2.3 million to $50.0 million. The decrease is attributable to losses recognized on the Carrier Project.
Working capital includes restricted and unrestricted cash, cash equivalents and marketable securities of $54.4 million.

Unbilled receivables - Unbilled items on completed contracts totaled $2.1 million at the end of the first quarter of 1995.
This compares with $.9 million at the beginning of the period.
Unbilled balances are included in accounts receivable.

Restricted Cash - The Company's restricted cash balance was relatively unchanged compared to the beginning of the quarter.
The restricted cash balance consists of escrow accounts established to secure contract performance, contract warranty provisions and property lease payments.

Capital Resources
Based on its current projections for fiscal year 1995, the Company believes that its present amount of cash and cash equivalents will be sufficient for the Company's working capital needs. A change in the composition or timing of projected work could cause capital expenditures and repair and maintenance expenditures to increase. The future business plans of the Seattle Shipyard are not expected to require substantial additional capital expenditures. Capital expenditures are expected to be financed out of working capital.

FUTURE OPERATIONS
The Company's future profitability depends largely on the ability of the Seattle Shipyard to maintain an adequate volume of ship repair, overhaul, conversion and new construction business. The Company competes with other northwest shipyards, some of whom have more advantageous cost structures. The Company's competitors include non-union shipyards and shipyards with excess capacity.

At July 3, 1994, the Company's work backlog consists of approximately $27 million of government repair/overhaul work, all of which is expected to be completed in fiscal year 1995.

During the Company's 1995 fiscal year, the Washington State Ferry System is expected to award two major contracts for construction of three new ferries and for overhaul of three existing ferries. The Navy's Everett home port officially commenced operations in April 1994. Relocation of a number of Navy ships to the Everett home port is scheduled to take place during the upcoming year. The Company believes that it may be awarded contracts for shipyard related work from the Navy and the Washington State Ferry System. However, no assurance can be given that the company will be successful in obtaining this work.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
        REPORTS ON FORM 8-K

Exhibits -

18-1   Letter dated 8/17/94 from Ernst & Young, LLP regarding
changes
       in accounting principles.

Financial Statement Schedules and Reports on Form 8-K -

None


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



TODD SHIPYARDS CORPORATION
Registrant


By:_______________________________
   David K. Gwinn
   Chief Financial Officer
   August 17, 1994