Form 10-Q
period 1994-10-02
TODD SHIPYARDS CORP
filed 1994-11-02
CIK 98537

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(X)   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934
      (No Fee Required)

            For the quarterly period ended October 2, 1994


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

           Registrant's telephone number: (206) 623-1635


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----     -----

There were 10,757,390 shares of the corporation's $.01 par value common stock outstanding at October 31, 1994.


     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                    DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                Yes   X    No
                                                    -----     ----

PART I   FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (In thousands of dollars, except per share data)

                                Quarter Ended    Six Months Ended
                               10/2/94  9/26/93  10/2/94  9/26/93
                               ----------------  ----------------
Revenues                       $10,372  $13,688  $24,841  $27,968
Operating expenses:
 Direct labor and benefits       4,825    7,686   11,740   15,043
 Materials and other             1,633    6,514    5,715   12,557
 Administrative expenses         4,960    5,939   10,803   11,898
 Contract loss reserves           (547)  (1,380)    (955)  (3,810)
                               ----------------  ----------------
 Subtotal                       10,871   18,759   27,303   35,688
Loss before investment and
 other income, income taxes
 and cumulative effect of
 change in accounting principle   (499)  (5,071)  (2,462)  (7,720)
Investment and other income      1,616      455    2,566    2,868
                               ----------------  ----------------
Income (loss) before income
 taxes and cumulative effect of
 change in accounting principle  1,117   (4,616)     104   (4,852)
Income tax provision (benefit)       -     (769)       -     (834)
                               ----------------  ----------------
Income (loss) before cumulative
 effect of change in accounting
 principle                       1,117   (3,847)     104   (4,018)
Cumulative effect to April 3,
 1994 of accounting change,
 net of tax                          -        -      438        -
                               ----------------  ----------------
Net income (loss)              $ 1,117  $(3,847) $   542  $(4,018)
                               ================  ================
Earnings per share:
Income (loss) before cumulative
 effect of change in accounting
 principle                     $  0.10  $ (0.33) $  0.01  $ (0.34)
Cumulative effect of change
 in accounting principle             -        -     0.04        -
                               ----------------  ----------------
Income (loss) per common share $  0.10  $ (0.33) $  0.05  $ (0.34)
                               ================  ================
Pro forma amounts, assuming
 the new accounting method is
 applied retroactively:
 Net income (loss)             $ 1,117  $(3,602) $   542  $(3,487)
 Earnings per share               0.10    (0.31)    0.05    (0.30)

Weighted average number of
 shares                         10,804   11,808   10,885   11,808
                               ================  ================
Retained earnings at
 beginning of period           $28,775  $32,966  $29,788  $33,137
Income (loss) for the period     1,117   (3,847)     542   (4,018)
Unrealized loss on available-
 for-sale securities              (138)       -     (576)       -
                               ----------------  ----------------
Retained earnings at
 end of period                 $29,754  $29,119  $29,754  $29,119
                               ================  ================

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS (in thousands of dollars, except share data)

                                                   Period Ended
                                               10/2/94      4/3/94
                                              --------------------
ASSETS:                                      (Unaudited)  (Audited)
Cash and cash equivalents                     $  3,358    $  3,787
Restricted cash                                  5,367       5,719
Marketable securities                           44,363      48,480
Accounts receivable, less allowance for losses
 of $551 at 10/2/94 and $653 at 4/3/94:
  U.S. Government                                1,106       3,364
  Commercial and other                           5,098       4,748
                                              --------------------
                                                 6,204       8,112
Costs and estimated profits in excess of
 billings on incomplete contracts                3,329       3,063
Inventories                                        939         932
Other current assets                             1,755         985
                                              --------------------
 Total current assets                           65,315      71,078

Property, plant and equipment, net              23,970      24,001

Deferred pension asset                          14,507      13,937
Other assets                                     2,438       2,431
                                              --------------------
 Total assets                                 $106,230    $111,447
                                              ====================
LIABILITIES:
Accounts payable and accruals                 $  6,811    $  7,266
Payrolls and vacations                           3,539       3,552
Taxes other than income taxes                      456       1,370
Other                                               70         334
Accrual for loss on contracts                       25       2,267
Income taxes                                     3,482       3,952
                                              --------------------
 Total current liabilities                      14,383      18,741

Accrued postretirement health benefits          22,323      22,466
Environmental remediation reserves               6,456       6,500

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value: 19,500,000
 shares authorized; 11,956,033 shares issued       120         120
Additional paid-in capital                      38,181      38,181
Retained earnings                               29,754      29,788
                                              --------------------
                                                68,055      68,089
Treasury stock, at cost (1,168,543 shares
 at 10/2/94; 1,019,370 shares at 4/3/94)         4,987       4,349
                                              --------------------
Total stockholders' equity                      63,068      63,740
                                              --------------------
Total liabilities & stockholders' equity      $106,230    $111,447
                                              ====================

    The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
                                                Six Month Period Ended
                                                 10/2/94     9/26/93
                                                 -------------------
Cash flows from operating activities:
Net Income (loss)                               $    542    $ (4,018)
Adjustments to reconcile net income (loss) to
 net cash provided used in activities:
  Effect of change in accounting principle          (438)          -
  Depreciation and amortization                    1,505       1,540
  Utilization of contract loss reserves             (955)     (3,810)
  Decrease in accounts receivable                  1,908       8,799
  Increase in costs and estimated profits in
   excess of billing on incomplete contracts      (1,114)     (2,034)
  Decrease in taxes other than income taxes         (915)        (96)
  Decrease (increase) in other current assets       (770)        591
  Increase in deferred pension asset                (570)       (600)
  Decrease in income taxes                          (470)        (12)
  Decrease in accounts payable and accruals         (455)       (642)
  Increase (decrease) in retiree medical liability  (143)        300
  Other, net                                        (385)       (312)
                                                   -----------------
Total adjustments                                 (2,802)      3,724
                                                   -----------------
Cash used in operating activities                (2,260)       (294)

Cash flows from investing activities:
Purchases of marketable securities                (2,962)    (10,537)
Maturities of marketable securities                6,036       9,365
Sales of marketable securities                       467       5,862
Capital expenditures                              (1,424)     (1,601)
                                                   -----------------
Net cash provided by investing activities          2,117       3,089

Cash flows from financing activities:
Purchases of treasury stock                         (638)          -
Decrease in cash restricted to secure bid
 and performance bonds                               352       1,431
                                                   -----------------
Net cash provided by (used in) financing
 activities:                                        (286)      1,431

Net change in cash and cash equivalents             (429)      4,226
Cash and cash equivalents at beginning of period   3,787      24,673
                                                   -----------------
Cash and cash equivalents at end of period      $  3,358    $ 28,899
                                                   =================

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                       $      1    $     16
 Income taxes                                        459          22

    The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Todd Shipyards Corporation (the "Company") has filed its Consolidated Financial Statements for the fiscal year ended April 3, 1994 with the Securities and Exchange Commission as part of its Annual Report on Form 10-
K. That report should be read in connection with this Form 10-Q.

1.  STATEMENTS NOT AUDITED
The accompanying Consolidated Financial Statements are unaudited but in the opinion of management reflect all adjustments necessary for a fair presentation of financial position and results of operations. Certain amounts in the fiscal 1994 financial statements have been reclassified to conform to the fiscal 1995 presentation.

2.  CHANGE IN CONTRACT ACCOUNTING METHOD
Effective the beginning of the quarter ended July 3, 1994 the Company changed its method of accounting for general and administrative costs from recognizing these expenses as contract costs to recognizing them as incurred which reflects the change, over time, in the Company's business from predominately longer term Department of Defense to predominately shorter term commercial contracts. This change has been applied to general and administrative costs of prior years and results in a cumulative effect adjustment of $438, which is included in income of the first quarter of fiscal year 1995. The effect of the change was to decrease income before the cumulative effect of the accounting change by $1,703 ($.16 per share) for the six month period ended October 2, 1994. There was no income tax effect as a result of the change.

3.  CONTRACTS IN PROGRESS
Navy Repair Contract - In March 1994, the Company entered into a contract to perform repair work on a Navy carrier (the "Carrier Project") at the Puget Sound Naval Shipyard. Work began in March 1994 and was completed in September 1994. During the quarter ended October 2, 1994, the Company reduced previously established program loss reserves of $786 due to production improvements and completion of change order negotiations.

4.  INCOME TAXES
During the quarter and the six month period ended October 2, 1994, the Company's income tax provision was offset by a reduction in the deferred tax valuation reserve.

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

On September 30, 1994, the Company entered into a Consent Decree (the "Decree") with the Environmental Protection Agency for the remediation of surface and ground water contamination at the Harbor Island Superfund Site (the "Site"). While the Decree encompasses the entire Site, a Participation Agreement executed among the PRPs contemplates each Potentially Responsible Party assuming responsibility for its own property. Financial assurances are mandated to secure performance. The estimated cost of the cleanup is assumed in the aforementioned $6.5 million reserve.

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

7.  SHARE REPURCHASE
Beginning in fiscal year 1994, the Company has from time to time re-acquired shares of the Company's stock in a number of open market transactions. As of October 31, 1994 the Company had repurchased 1,050,985 shares of the Company's common stock for a total cost of $4,342 bringing total treasury shares to 1,198,643. The Company is funding these purchases out of working capital.

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

Revenue - Revenue in the second quarter of fiscal year 1995 decreased 24% to $10.4 million compared with $13.7 million in the prior year. Decreases in commercial work were partially offset by repair work performed on the Carrier Project (see note 3). Commercial revenue decreased as prior year amounts included performance on a contract to convert two vessels to an open-cargo configuration (the "Conversion Project") and a contract to overhaul a Washington State ferry (the "Overhaul Project").

Revenue for the second quarter was as follows:

                      FY    % of      FY   % of         Change
Contract Source      1995  Revenue   1994 Revenue   Amount Percent
- ---------------      ----  -------  ----- -------   ------ -------
U.S. Government     $ 4.8    46%    $ 1.8   14%     $ 3.0   267%
Commercial            5.6    54%     11.9   86%      (6.3)  (53%)
- ---------------      ----  -------  ----- -------   ------ -----
Total revenue       $10.4   100%    $13.7  100%     $(3.3)  (24%)
                     ====   ====     ====  ====      ====   ====

For the six month period revenue decreased 11% to $24.8 million from $28.0 million as increases in government business (primarily the Carrier Project) were exceeded by decreases in commercial programs (primarily the Conversion Project).

Revenue for the six month period was as follows:

                      FY    % of      FY   % of         Change
Contract Source      1995  Revenue   1994 Revenue   Amount Percent
- ---------------      ----  -------  ----- -------   ------ -------
U.S. Government      $12.2    49%    $ 4.9   17%    $  7.3   249%
Commercial            12.6    51%     23.1   83%     (10.5)  (45%)
- ---------------       ----  -------  ----- -------   ------ -----
Total revenue        $24.8   100%    $28.0  100%    $ (3.2)  (11%)
                      ====   ====     ====  ====      ====   ====

Operating expenses - Direct costs during the second quarter and six months ending October 2, 1994 were 59% and 69% of revenue reflecting early first quarter difficulties experienced on the Carrier Project and second quarter improvements. Direct costs during the second quarter and six months ending September 26, 1993 were 104% and 99% of revenue. This performance was primarily due to the difficulties experienced on the Conversion Project.

Operating expenses for the second quarter and six month period of fiscal year 1995 were reduced by $.5 million and $.9 million respectively for utilization of contract loss reserves established for the Carrier Project and the Overhaul Project. Operating expenses for the second quarter of the prior year were reduced by $1.4 million as $6.2 million in loss reserve utilization was offset by a $4.8 million increase in contract loss reserves. For the six month period of the prior year operating expenses were reduced by $3.8 million reflecting $12.1 million in loss reserve utilization offset by $8.3 million in increased contract loss provisions.

Investment and other income - Investment and other income for the second quarter increased $1.2 million reflecting better investment returns, a $.4 million benefit from unclaimed bankruptcy distributions and a $.5 million gain on the sale of land located in Alameda, California. The land was previously occupied by the Company's San Francisco Shipyard which was closed in fiscal year 1988.

Income taxes - The Company recognized no income tax expense in the first and second quarters of fiscal year 1995 as the expense was offset by a reduction in the deferred tax valuation reserve. The prior year benefits reflect overpayment of fiscal year 1993 income taxes and the tax effect of losses experienced on the Conversion and Overhaul Projects.

Liquidity
Working capital - During the second quarter of fiscal year 1995, working capital increased by $.9 million to $50.9 million. The increase in working capital during the quarter is attributable to improved performance on the Carrier Project. For the six month period, working capital decreased $1.4 million due to losses from shipyard operations (primarily the Overhaul Project and the Carrier Project). Working capital includes restricted and unrestricted cash, cash equivalents and marketable securities of $53.1 million.

Unbilled receivables - As of October 2, 1994 unbilled items on completed contracts of $1.9 million was included in accounts receivable compared with $2.1 million at July 3, 1994 and $.9 million at April 3, 1994.

Restricted Cash - As of October 2, 1994 the Company's restricted cash balance was $5.4 million compared with $5.7 million at April 3, 1994. The restricted cash balance consists of escrow accounts established to secure contract performance and contract warranty provisions and to secure lease payments. Subsequent to the end of the quarter, the Washington State Ferry System released the $3.9 million escrow account relating to the Overhaul Project.

Capital Resources
Based on its current projections for fiscal year 1995, the Company believes that its present amount of cash and cash equivalents will be sufficient for the Company's working capital needs. A change in the composition or timing of project work could cause capital expenditures and repair and maintenance expenditures to increase. The future business plans of the Seattle Shipyard are not expected to require substantial additional capital expenditures. Capital expenditures are expected to be financed out of working capital or a revolving line of credit facility.

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

At October 2, 1994 the Company's work backlog consists of approximately $25 million of government repair/overhaul work, all of which is expected to be completed in fiscal year 1995.

The Company believes that it will have opportunities to bid on Washington State Ferry System and Navy contracts suitable to our shipyard. However, no assurance can be given that the Company will be successful in obtaining this work.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company's Annual Meeting of Shareholders (the "Meeting") was held on September 29, 1994 in Seattle, Washington.

At the Meeting, the stockholders elected six directors, each of whom will serve until the next Annual Meeting of Shareholders or until his respective successor shall have been elected and qualified or until his earlier resignation or removal. The Board of Directors elected at the Meeting and the votes cast in favor of their election (with the votes cast in favor of their election out of a total of 10,805,490 entitled to vote) are as follows: Brent D. Baird (9,761,607); Steven A. Clifford (9,760,469); Patrick W.E. Hodgson (9,761,717); Joseph D. Lehrer (9,758,413); Philip N. Robinson (9,762,878); and John D. Weil (9,761,813).

The shareholders ratified the appointment of Ernst & Young LLP as the Company's independent public accountants by a vote of 9,765,771 to 33,970 with 25,695 abstaining.


ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
        REPORTS ON FORM 8-K

None


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



TODD SHIPYARDS CORPORATION
Registrant


By:/s/ David K. Gwinn
   David K. Gwinn
   Chief Financial Officer and Treasurer
   November 1, 1994