Form 10-Q
period 1995-01-01
TODD SHIPYARDS CORP
filed 1995-01-31
CIK 98537

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(X)   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934
      (No Fee Required)

            For the quarterly period ended January 1, 1995


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

There were 10,603,970 shares of the corporation's $.01 par value common stock outstanding at January 30, 1995.


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

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (In thousands of dollars, except per share data)

                                Quarter Ended   Nine Months Ended
                                1/1/95   1/2/94   1/1/95   1/2/94
                               ----------------  ----------------
Revenues                       $15,551  $20,870  $40,392  $48,838
Operating expenses:
 Direct labor and benefits       7,025   10,944   18,765   25,987
 Materials and other             2,363    6,828    8,078   19,385
 Administrative expenses         5,851    6,002   16,654   17,900
 Contract loss reserves            (25)  (4,905)    (980)  (8,715)
                               ----------------  ----------------
 Subtotal                       15,214   18,869   42,517   54,557
Operating income (loss)            337    2,001   (2,125)  (5,719)
Provision for environmental
 cleanup                             -   (6,500)       -   (6,500)
Closed facilities adjustment
 Galveston                           -    3,131        -    3,131
 Los Angeles                         -    2,522        -    2,522
Gain on sale of facility             -      613      505      613
Investment and other income        913      608    2,974    3,476
                               ----------------  ----------------
Income (loss) before income
 taxes and cumulative effect of
 change in accounting principle  1,250    2,375    1,354   (2,477)
Income tax provision (benefit)       -      571        -     (263)
                               ----------------  ----------------
Income (loss) before cumulative
 effect of change in accounting
 principle                       1,250    1,804     1,354  (2,214)
Cumulative effect to April 3,
 1994 of accounting change,
 net of tax                          -        -       438       -
                               ----------------  ----------------
Net income (loss)              $ 1,250  $ 1,804  $  1,792 $(2,214)
                               ================  ================
Earnings per share:
Income (loss) before cumulative
 effect of change in accounting
 principle                     $  0.12  $  0.16  $   0.13 $ (0.19)
Cumulative effect of change
 in accounting principle             -        -      0.04       -
                               ----------------  ----------------
Income (loss) per common share $  0.12  $  0.16  $   0.17 $ (0.19)
                               ================  ================
Pro forma amounts, assuming
 the new accounting method is
 applied retroactively:
 Net income (loss)             $ 1,250  $   581  $  1,792 $(3,021)
 Earnings per share               0.12     0.05      0.17   (0.26)

Weighted average number of
 shares                         10,741   11,479    10,759  11,693
                               ================  ================
Retained earnings at
 beginning of period           $29,754  $29,119   $29,788 $33,137
Income (loss) for the period     1,250    1,804     1,792  (2,214)
Unrealized loss on available-
 for-sale securities              (567)       -    (1,143)      -
                               ----------------  ----------------
Retained earnings at
 end of period                 $30,437  $30,923   $30,437 $30,923
                               ================  ================
The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS (in thousands of dollars, except share data)

                                                1/1/95      4/3/94
                                              --------------------
ASSETS:                                      (Unaudited)  (Audited)
Cash and cash equivalents                     $  2,365    $  3,787
Restricted cash                                  1,204       5,719
Marketable securities                           45,519      48,480
Accounts receivable, less allowance for losses
 of $549 at 1/1/95 and $653 at 4/3/94:
  U.S. Government                                3,941       3,364
  Commercial and other                           4,030       4,748
                                              --------------------
                                                 7,971       8,112
Costs and estimated profits in excess of
 billings on incomplete contracts                6,308       3,063
Inventories                                      1,007         932
Other current assets                               790         985
                                              --------------------
 Total current assets                           65,164      71,078

Property, plant and equipment, net              23,900      24,001

Deferred pension asset                          14,792      13,937
Other assets                                     2,483       2,431
                                              --------------------
 Total assets                                 $106,339    $111,447
                                              ====================
LIABILITIES:
Accounts payable and accruals                 $  6,308    $  7,266
Payrolls and vacations                           3,905       3,552
Taxes other than income taxes                      818       1,370
Other                                              265         334
Accrual for loss on contracts                        -       2,267
Income taxes                                     3,477       3,952
                                              --------------------
 Total current liabilities                      14,773      18,741

Accrued postretirement health benefits          22,252      22,466
Environmental remediation reserves               6,441       6,500

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value: 19,500,000
 shares authorized; 11,956,033 shares issued       120         120
Additional paid-in capital                      38,181      38,181
Retained earnings                               30,437      29,788
                                              --------------------
                                                68,738      68,089
Treasury stock, at cost (1,352,063 shares
 at 1/1/95; 1,019,370 shares at 4/3/94)         (5,865)     (4,349)
                                              --------------------
Total stockholders' equity                      62,873      63,740
                                              --------------------
Total liabilities & stockholders' equity      $106,339    $111,447
                                              ====================

    The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
                                               Nine Month Period Ended
                                                  1/1/95      1/2/94
                                                 -------------------
Cash flows from operating activities:
Net Income (loss)                               $  1,792    $ (2,214)
Adjustments to reconcile net income (loss) to
 net cash provided used in activities:
  Effect of change in accounting principle          (438)          -
  Depreciation and amortization                    2,279       2,338
  Gain on sale of fixed assets                      (449)       (608)
  Galveston facility closure adjustment                -      (3,281)
  Los Angeles facility closure adjustment              -      (2,561)
  Utilization of contract loss reserves             (980)     (8,732)
  Increase in costs and estimated profits in
   excess of billing on incomplete contracts      (4,094)     (3,676)
  Decrease in accounts payable and accruals         (958)     (1,337)
  Increase in deferred pension asset                (855)       (900)
  Decrease in taxes other than income taxes         (552)       (167)
  Decrease in income taxes                          (475)        (12)
  Increase (decrease) in accrued payrolls            353        (875)
  Increase (decrease) in retiree medical liability  (214)        450
  Decrease in other current assets                   195         453
  Decrease in accounts receivable                    141       9,102
  Increase (decrease) in environmental provision     (59)      6,500
  Other, net                                        (226)         23
                                                   -----------------
Total adjustments                                 (6,332)     (3,283)
                                                   -----------------
Cash used in operating activities                 (4,540)     (5,497)

Cash flows from investing activities:
Purchases of marketable securities                (8,869)    (31,395)
Maturities of marketable securities               10,219      12,417
Sales of marketable securities                       467       7,857
Proceeds from the sale of fixed assets               653         691
Capital expenditures                              (2,351)     (2,052)
                                                   -----------------
Net cash provided by (used in) investing
 activities                                          119     (12,482)

Cash flows from financing activities:
Purchases of treasury stock                       (1,516)     (2,035)
Decrease in cash restricted to secure bid
 and performance bonds                             4,515       1,253
                                                   -----------------
Net cash provided by (used in) financing
 activities:                                       2,999        (782)

Net change in cash and cash equivalents           (1,422)    (18,761)
Cash and cash equivalents at beginning of period   3,787      24,673
                                                   -----------------
Cash and cash equivalents at end of period      $  2,365    $  5,912
                                                   =================

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                       $      1    $     22
 Income taxes                                        449          12

    The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Todd Shipyards Corporation has filed its Consolidated Financial Statements for the fiscal year ended April 3, 1994 with the Securities and Exchange Commission as part of its Annual Report on Form 10-K. That report should be read in connection with this Form 10-Q.

1.  STATEMENTS NOT AUDITED
The accompanying Consolidated Financial Statements are unaudited but in the opinion of management reflect all adjustments necessary for a fair presentation of financial position and results of operations. The consolidated financial statements include the accounts of Todd Shipyards Corporation (the "Company") and its wholly-owned subsidiaries Todd Pacific Shipyards Corporation ("Todd Pacific") and TSI Management, Inc. All intercompany transactions have been eliminated. Certain amounts in the fiscal 1994 financial statements have been reclassified to conform to the fiscal 1995 presentation.

2.  CHANGE IN CONTRACT ACCOUNTING METHOD
Effective the beginning of the quarter ended July 3, 1994 the Company changed its method of accounting for general and administrative costs from recognizing these expenses as contract costs to recognizing them as incurred which reflects the change, over time, in the Company's business from predominately longer term Department of Defense to predominately shorter term commercial contracts. This change has been applied to general and administrative costs of prior years and results in a cumulative effect adjustment of $438, which is included in income of the first quarter of fiscal year 1995. The effect of the change was to decrease income before the cumulative effect of the accounting change by $1,480 ($.14 per share) for the nine month period ended January 1, 1995. There was no income tax effect as a result of the change.

3.  FINANCING ARRANGEMENTS
On December 28, 1994 Todd Pacific entered into an agreement with a surety pursuant to which the surety will provide a contract bond for the Washington State Ferry System (the "Ferry System") Jumbo Mark II construction contract (the "Jumbo Contract"). The contract bond is secured by the Todd Pacific's machinery, equipment, inventory and trade accounts receivable on certain bonded jobs.

Todd Pacific is finalizing an annually renewable, $3 million revolving credit facility which will be secured by a first lien on certain trade receivables. Outstanding borrowings under the credit facility may not exceed certain percentages of Todd Pacific's trade receivables.

4.  INCOME TAXES
During the quarter and the nine month period ended January 1, 1995, the Company's income tax provision was offset by a reduction in the deferred tax valuation reserve.

5.  ENVIRONMENTAL MATTERS
The Company faces significant potential liabilities in connection with the alleged presence of hazardous waste materials at certain of its closed shipyards, at its Seattle Shipyard and at several sites used by the Company for disposal of alleged hazardous waste. The Company continues to analyze environmental matters and associated liabilities for which it may be responsible. No assurance can be given as to the existence or extent of any significant environmental liabilities until such analysis is complete. In fiscal year 1994, the Company provided aggregate reserves of $6,500 for contingent environmental remediation liabilities for the sites that had progressed to the degree that it was possible to estimate remediation costs. The actual costs will depend upon numerous factors, including the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, technological developments and changes in environmental laws and regulations. The Company is negotiating with its insurance carriers and certain prior landowners and operators for past and future remediation costs. The Company has not included any insurance recovery in determining its remediation provision. No assurance can be given that the $6,500 reserve is adequate to cover all potential remediation costs the Company could incur. The Company's involvement in each of these sites is detailed in its previously filed Form 10-K and in PART II, ITEM 1 of this Form 10-Q.

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

7.  SHARE REPURCHASE
Beginning in fiscal year 1994, the Company has from time to time re-acquired shares of the Company's stock in a number of open market transactions. As of January 30, 1995 the Company had repurchased 1,204,405 shares of the Company's common stock for a total cost of $5,099 bringing total treasury shares to 1,352,063. The Company is funding these purchases out of working capital.

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

Revenue - Revenue in the third quarter of fiscal year 1995 decreased 25% to $15.6 million compared with $20.9 million in the prior year. Decreases in commercial work were partially offset by phased maintenance efforts on a Navy supply ship (the "AOE Program"). Commercial revenue decreased as prior year amounts included performance on a contract to convert two vessels to an open-cargo configuration (the "Conversion Project") and a contract to overhaul a Washington State ferry (the "Overhaul Project").

Revenue for the third quarter was as follows:

                      FY    % of      FY   % of         Change
Contract Source      1995  Revenue   1994 Revenue   Amount Percent
- ---------------      ----  -------  ----- -------   ------ -------
U.S. Government     $ 8.9    57%    $ 8.2   39%     $ 0.7     9%
Commercial            6.7    43%     12.7   61%      (6.0)  (47%)
- ---------------      ----  -------  ----- -------   ------ -----
Total revenue       $15.6   100%    $20.9  100%     $(5.3)  (25%)
                     ====   ====     ====  ====      ====   ====

For the nine month period revenue decreased 17% to $40.4 million from $48.8 million as increases in government business (primarily the AOE Program) were exceeded by decreases in commercial programs (primarily the Conversion Project).

Revenue for the nine month period was as follows:

                      FY    % of      FY   % of         Change
Contract Source      1995  Revenue   1994 Revenue   Amount Percent
- ---------------      ----  -------  ----- -------   ------ -------
U.S. Government      $21.1    52%    $13.2   27%    $  7.9    60%
Commercial            19.3    48%     35.6   73%     (16.3)  (46%)
- ---------------       ----  -------  ----- -------   ------ -----
Total revenue        $40.4   100%    $48.8  100%    $ (8.4)  (17%)
                      ====   ====     ====  ====      ====   ====

Operating expenses - Direct costs during the third quarter and nine months ending January 1, 1995 were 60% and 66% of revenue respectively, reflecting difficulties experienced on a Navy carrier repair contract during the first half of the year and third quarter improvements from AOE Program progress. Direct costs during the third quarter and nine months ending January 2, 1994 were 85% and 93% of revenue. This performance was primarily due to the difficulties experienced on the Conversion Project.

Operating expenses for the nine month period of fiscal year 1995 were reduced by $1.0 million for utilization of contract loss reserves established for the Carrier Project and the Overhaul Project. Operating expenses for the third quarter of the prior year were reduced by $4.9 million for utilization of contract loss reserves on the Conversion Project and the Overhaul Project. For the nine month period of the prior year operating expenses were reduced by $8.7 million reflecting $17.0 million in loss reserve utilization offset by $8.3 million in increased contract loss provisions.

Provision for environmental clean-up - During the third quarter of fiscal year 1994 the Company recorded provisions totaling $6.5 million for sites where it was possible to make reasonable estimates of the Company's environmental liability.

Adjustments for closed facilities
Galveston - Upon the December 1993 disposition of the Galveston facility, the Company reversed the $3.1 million deferred credit for estimated Galveston facility closure costs.

Los Angeles - During the third quarter of fiscal year 1994, the Company reduced the Los Angeles facility closure provision by $2.5 million to reflect adequate funding of the Los Angeles Pension Fund.

Gain on sale of facility - During the second quarter of fiscal year 1995, the State of California released its interest in the Company's Alameda, California property, allowing the Company to sell its property to the U.S. Government for $.6 million. The Company recognized a net gain on the sale of $.5 million in the second quarter of fiscal year 1995. The Company sold its Galveston shipyard facilities in December 1993 to Galveston Wharves for $6 million, consisting of $.6 million cash with the balance financed with special revenue bonds issued to the Company. The Company is recognizing the gain on the sale as the bond payments are received. The Company received initial proceeds from the Galveston facility and equipment sale in December 1993 and recognized a net gain of $.6 million.

Investment and other income - Investment and other income for the third quarter increased $.3 million reflecting a Galveston revenue bond interest
payment and better investment returns.   Nine month investment and other
income decreased $.5 million as the benefit from unclaimed bankruptcy distributions, Galveston revenue bond payments and increased investment interest were offset by a $1.8 million insurance settlement received in the prior year.

Income taxes - The Company recognized no income tax expense in fiscal year 1995 as the expense was offset by a reduction in the deferred tax valuation reserve. For the third quarter of fiscal year 1994, the Company recognized a $.6 million income tax provision, reflecting the lack of assurance that previously recognized deferred benefits would be realized. The income tax benefit reflected for the fiscal year 1994 nine month period reflects an overpayment of fiscal year 1993 income taxes.

Liquidity
Working capital - During the third quarter of fiscal year 1995, working capital decreased by $.5 million to $50.4 million. The decrease in working capital during the quarter is attributable to fixed asset additions and common stock repurchases. For the nine month period, working capital decreased $2.0 million primarily due to common stock repurchases. Working capital includes restricted and unrestricted cash, cash equivalents and marketable securities of $49.1 million.

Unbilled receivables - As of January 1, 1995 unbilled items on completed contracts of $1.2 million were included in accounts receivable, compared with $.9 million at April 3, 1994.

Restricted Cash - As of January 1, 1995 the Company's restricted cash balance was $1.2 million compared with $5.7 million at April 3, 1994. The restricted cash balance consists of escrow accounts established to secure contract warranty provisions and lease payments.

Pledged Assets - On December 28, 1994 Todd Pacific entered into an agreement with a surety pursuant to which the surety will provide a contract bond for the Jumbo Contract. The contract bond is secured by Todd Pacific's machinery, equipment, inventory and trade accounts receivable on certain bonded jobs.


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

Todd Pacific is finalizing an annually renewable, $3 million revolving credit facility which will be secured by a first lien on certain trade receivables. Outstanding borrowings under the credit facility may not exceed certain percentages of Todd Pacific's trade receivables.

FUTURE OPERATIONS
The Company's future profitability depends largely on the ability of the Seattle Shipyard to maintain an adequate volume of ship repair, overhaul, conversion and new construction business. The Company competes with other northwest shipyards, some of which have more advantageous cost structures. The Company's competitors include non-union shipyards and shipyards with excess capacity.

On January 12, 1995 the Ferry System awarded Todd Pacific the Jumbo Contract. Pursuant to the project Invitation For Bids, the Jumbo Contract award is for one vessel (valued at $68 million). Barring unforeseen circumstances, Todd Pacific expects to execute the contract before February 3, 1995. The Ferry System reserves a contract option to contract two additional vessels, to be exercised within twelve (12) months after contract execution. Should the options be exercised, the Jumbo Contract value would be $182 million.

At January 1, 1995 the Company's work backlog consists of approximately $20 million, not including $68 million for the first Jumbo Contract ferry.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Todd Pacific has been notified by the California Environmental Protection Agency that it may be considered a potentially responsible party for the cleanup of the Omega Chemical Corporation site ("Omega Site") in Whittier, California. It is alleged that the Los Angeles Division of Todd Pacific caused certain production wastes and by-products to be transported to this
hazardous waste treatment and storage facility between 1976 and 1991.   The
California Department of Toxic Substances Control is pursuing the clean up of the Omega Site pursuant to state and federal regulations. The Company is investigating these allegations.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
        REPORTS ON FORM 8-K

On January 3, 1995 the Company filed a current report on Form 8-K announcing that Todd Pacific was the apparent low bidder for the construction of three Jumbo Mark II Class Ferries for the Washington State Department of Transportation.


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



TODD SHIPYARDS CORPORATION
Registrant


By:/s/ David K. Gwinn
   David K. Gwinn
   Chief Financial Officer and Treasurer
   January 31, 1995