Form 10-K
period 1995-04-02
TODD SHIPYARDS CORP
filed 1995-06-19
CIK 98537

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                            FORM 10-K

  Annual Report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the fiscal year ended April 2, 1995,
                     Commission File Number 1-5109

                   TODD SHIPYARDS CORPORATION
        (Exact name of registrant as specified in its charter)

             DELAWARE                          91-1506719
     (State or other jurisdiction of       (IRS Employer I.D.No.)
      incorporation or organization)

1801-16th Avenue SW, Seattle, WA 98134-1089   (206) 623-1635
(Address of principal executive offices)(zip code)  Registrants telephone number

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                       X  Yes      No

The aggregate market value of voting stock held by non affiliates of the registrant was approximately $60 million as of June 15, 1995. There were 9,938,987 shares of the corporations $.01 par value common stock outstanding at June 15, 1995 held by non affiliates.

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

                TABLE OF CONTENTS

                                 PART I

Item 1.  Business.............................................

Item 2.  Properties...........................................

Item 3.  Legal Proceedings....................................

Item 4.  Submission of Matters to a Vote of Security Holders..

                                 PART II

Item 5.  Market for the Registrants Common Equity and
         Related Shareholder Matters..........................

Item 6.  Selected Financial Data..............................

Item 7.  Managements Discussion and Analysis of Financial
         Condition and Results of Operations..................

Item 8.  Consolidated Financial Statements and
         Supplementary Data..................................

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.................

                                 PART III

Item 10. Directors and Executive Officers of the
         Registrant..........................................

Item 11. Executive Compensation..............................

Item 12. Security Ownership of Certain Beneficial Owners
         and Management.....................................

Item 13. Certain Relationships and Related Transactions......

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K ................................

ITEM 1.  BUSINESS

INTRODUCTION

Todd Shipyards Corporation (the Company) was organized in 1916 and has operated a shipyard in Seattle, Washington (the Shipyard) since incorporation. The Company has operated the Shipyard through its wholly-owned subsidiary named Todd Pacific Shipyards Corporation (Todd Pacific) since 1977. The Company, through Todd Pacific is engaged in the repair/overhaul, conversion and construction of commercial and military marine vessels. The Shipyard is located on Harbor Island on approximately 46 acres of property.

Until early in this decade, a substantial portion of the Shipyards revenues and profits were attributable to long term government contracts. The significant decline in the annual shipbuilding budgets of the U.S. Navy (the Navy) has greatly reduced the Companys bidding opportunities for such contracts and has created excess ship construction and repair capacity. This excess shipyard capacity, both nationally and locally, has resulted in intense price competition. The Company has responded to this competition by carefully reviewing its overhead, streamlining its operations and introducing advanced shipyard production techniques. Since completion of the last long term government contract in fiscal year 1992, the Company has focused on Puget Sound based repair, overhaul and construction opportunities for commercial and governmental customers.

The Company believes that it will continue to perform a substantial amount of maintenance and repair work on commercial vessels engaged in various seagoing trade activities in Puget Sound. It plans to pursue repair, maintenance, overhaul and new construction work for the ferry fleets operated by the states of Washington and Alaska. Additionally, the growing number of military vessels home ported in Puget Sound waters with the activation of the Everett, Washington Navy home port facility is expected to provide business opportunities to Puget Sound shipyards.

SHIPYARD OVERVIEW
The Companys repair and overhaul work ranges from relatively minor repair to major overhauls and often involves the drydocking of the vessel under repair. The level of repair and overhaul business available to domestic private-sector shipyards is impacted by the downsizing of the active Navy fleet. Also affecting private shipyards is the regional impact of either the establishment or closure of Navy home ports, the location of marine accidents, the availability and scheduling of maintenance and overhauls, and conditions within the maritime industry as a whole.

Commercial repair and overhaul contracts are obtained by competitive bidding, awarded by negotiation or assigned by customers who have a preference for a specific shipyard. On jobs which are advertised for competitive bids, owners usually furnish specifications and plans which become the basis for an agreed upon contract. Repair and overhaul jobs are usually contracted on a fixed-price basis with additional work contracted on a negotiated-price basis.

U.S. Government ship repair and overhaul work is usually awarded through a formal bidding process. The Company also performs repair/overhaul work for the Navy under flexibly-priced contracts. These contracts provide for reimbursement of costs, to the extent allocable and allowable under applicable regulations, and payment of an incentive or award fee based on the customers judgment of the contractors performance with respect to certain pre-established criteria. The government regulates the methods by which overhead costs are allocated to government contracts.

The Companys commercial and U.S. Government repair and overhaul contracts contain terms of customer payment determined by mutual agreement. Typically the Company is periodically reimbursed through progress payments based on the achievement of certain agreed to benchmarks subject to a specified level of retention. Some vessel owners contracting for repair, overhaul and new construction work require some form and amount of performance and payment bonding, particularly state agencies.

The activity of the Companys operations in recent years has included short-term repair, overhaul and phased maintenance work on Navy vessels, as well as commercial repair, overhaul and conversion work on container vessels, tankers, fishing industry related vessels, cruise ships, barges, tug supply vessels and ferries.

The approximate amount of revenues for each segment of the Companys shipbuilding operations for each of the last three fiscal years are summarized as follows (in millions):

                                         1995    1994    1993
U.S. Government Vessels                $ 41.2  $ 16.2  $ 29.9
Commercial Vessels                       27.9    52.4    24.4
Total                                  $ 69.1  $ 68.6  $ 54.3

Construction
The Company has not had any material ship construction revenues for the last three fiscal years. However, in January 1995, the Company was awarded a significant Washington State Ferry System (Ferry System) contract for the construction of one Jumbo Mark II Class Ferry (Jumbo Ferry), with an option for the construction of two additional Jumbo Ferries. The Jumbo Ferries are designed to transport 218 automobiles and 2,500 passengers on the waterways of Puget Sound and will be the largest ferries in the Ferry System fleet. The first Jumbo Ferry will be built under a fixed price contract for $68 million. The contract value including the option for the two additional Jumbo Ferries is $182 million. On June 8, 1995 the Ferry System notified the Company of its intent to exercise the option for two additional Jumbo Ferries.

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

Competition
Competition in the domestic shipyard industry is intense. The Company competes for commercial and government work with a number of other northwest shipyards, some of which have more advantageous cost structures. The Companys competitors include non-union shipyards and shipyards with excess capacity. The declining size of the U.S. Governments active duty fleet has resulted in a significant decline in the total amount of government business available to the private sector shipyards, has created excess shipyard capacity, and has led to acute price competition.

Commercial ship construction and, to a lesser extent, repair work performed in certain foreign markets is less costly than domestic ship construction and repair. Many contracts are awarded pursuant to competitive bidding and profitability is dependent upon effective cost controls and the ability to meet strict schedules, among other factors. Speed in the completion of construction and repair projects is another element of competition. With respect to repair work, the location, availability and technical capability of repair facilities are important factors.

Environmental Matters
See Note 12 of the Notes to Consolidated Financial Statements.

Employees
The number of persons employed by the Company in its shipyard operations varies considerably from time to time, averaging approximately 700 during fiscal year 1995 and totaling approximately 650 on April 3, 1995. During fiscal year 1995 an average of approximately 600 of the Companys shipyard employees were covered by a union contract at the Shipyard which expires on July 31, 1996. At April 3, 1995 approximately 550 Company employees were covered under this agreement. The Company believes that its relations with its employees are good.

Backlog
At April 2, 1995 the Companys backlog consists of approximately $76 million ($190 million including Jumbo Ferry options) of construction, repair and overhaul work, $44 million of which is expected to be completed in the upcoming fiscal year. This compares with backlogs of $35 million and $40 million at April 3, 1994 and March 28, 1993 respectively. Substantially all of the Companys firm backlog is for the construction of one Jumbo Ferry.

ACQUISITIONS
The Company has from time to time pursued opportunities to diversify its business, in areas such as metal fabrication, marine transportation, other marine industries and businesses unrelated to the Shipyard. As described below, the Company through a subsidiary signed contracts to purchase three radio stations in May 1995. The Company continues to evaluate suitable investment opportunities that would appropriately utilize the Companys resources.

Subsequent to the fiscal year ending April 2, 1995, the Company organized Elettra Broadcasting Corporation (Elettra) through its wholly owned subsidiary, TSI Management, Inc. for the purpose of investing in the broadcasting industry. In May 1995, Elettra signed contracts to purchase three FM radio stations in Monterey, California for total consideration of $3.5 million. The effect of the transaction on Company revenue and earnings is not expected to be material in the near term. The Company currently has no plans to make significant additional equity contributions to Elettra, though Elettra may investigate additional acquisition opportunities.

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

The Company owns or leases property aggregating approximately 46 acres at the locations set forth below:

                             Acreage
Location               Owned  Leased     Date of Lease Expiration
Seattle, WA              27      19          2001, 2003, 2012

The Company has three drydocks, two steel and one wood, all of which are located at the Shipyard. The design capacities of such drydocks are as follows:

              Year     Type     Max.Displacement  Date of Lease
Name         Built Owned Leased Capacity(in tons)  Expiration
Emerald Sea  1970  Steel             40,000              -
YFD-70       1945         Steel      17,500          12/17/95
YFD-54       1943         Wood        5,700           9/30/99

The Company is required to maintain Navy certification on its drydocks and cranes in order to qualify its facilities to bid on and perform work under certain Navy and United States Coast Guard (Coast Guard) contracts. The Companys current certification for the drydocks listed above are 30,000 tons, 14,000 tons and 4,205 tons, respectively. While such certification is less than the maximum design capacity, it is sufficient to allow the Company to perform work on most Navy and all Coast Guard vessels. The Company also maintains certification of its cranes.

The Company believes that its owned and leased properties at the Shipyard are in reasonable operating condition given their age and usage, although, from time to time, the Company has been required to incur substantial expenditures to ensure the continuing serviceability of its owned and leased machinery and equipment.

ITEM 3.  LEGAL PROCEEDINGS

See Notes 12 of the Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of fiscal year 1995.

PART II

ITEM 5.  MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

The Companys stock is listed on the New York Stock Exchange (the
NYSE). The following table sets forth for the fiscal quarters indicated the high and low composite sales prices of the stock as reported by the NYSE.

Quarter Ended                               High        Low
June 27, 1993                               5.50       4.50
September 26, 1993                          4.75       4.25
January 2, 1994                             4.38       4.00
April 3, 1994                               4.50       4.00
July 3, 1994                                4.50       4.13
October 2, 1994                             4.88       4.13
January 1, 1995                             5.75       4.38
April 2, 1995                               5.88       5.00

On June 15, 1995 the high and low prices of the Companys common stock on the NYSE were $6.00 and $5.88, respectively.

At June 15, 1995 there were approximately 2,290 holders of record of the outstanding shares of common stock. The Company does not presently anticipate the declaration of dividends.

ITEM 6.  SELECTED FINANCIAL DATA  (In thousands of dollars,
                                   except per share data)

                  April 2, April 3, March 28, March 29, March 31,
                   1995     1994      1993      1992      1991

Revenue           $69,096  $68,552  $54,278  $147,500  $187,230
Income (loss)
 from operations    1,102   (6,724) (14,018)   22,206    29,437
Income (loss)
 before cumulative
 effect of change
 in accounting
 principles(1)      3,402   (2,714) (11,802)   29,021     6,782
Cumulative effect
 of change in
 accounting
 principles(3)        438
Net income(loss)(1) 3,840   (2,714) (11,802)   29,021     6,782

Per share of common stock
Income (loss)
 before cumulative
 effect of change
 in accounting
 principles          0.32    (0.24)   (0.99)     2.43      0.66
Income (loss)
 before cumulative
 effect of change
 in accounting
 principles
 proforma(2)                                               0.57
Cumulative effect
 of change in
 accounting
 principles(3)       0.04
Net income (loss)(1) 0.36    (0.24)   (0.99)     2.43      0.66
Net income(loss)
 proforma(2)                                               0.57

Financial position:
Working capital    50,704   52,337    57,311   67,195    38,632
Fixed assets       24,552   24,001    24,636   27,192    28,656
Total assets      110,924  111,447   129,287  138,988   117,588

Stockholders
equity             62,433   63,740    70,700   83,240    54,219
 per common share    6.28     5.83      5.99     6.96      4.54
 pro forma per
 share(2)                                                  4.53

(1) For the fiscal year ended March 31, 1991, includes a reduction of net income of approximately $23.5 million resulting from the Company adopting Statement 106 Employers Accounting for Post Retirement Benefits Other Than Pensions and electing to recognize the total accumulated obligation in fiscal year 1991.

(2)  Calculated assuming the shares issued in the Companys
     January 1991 bankruptcy reorganization were outstanding since the beginning of fiscal year 1991.

(3) Effective April 4, 1994 the Company changed its method of accounting for general and administrative costs from recognizing these expenses as contract costs to recognizing them as incurred which reflects the change, over time, in the Companys business from predominately longer term Department of Defense contracts to predominately shorter term commercial and government contracts. This change has been applied to general and administrative costs of prior years and results in a cumulative effect credit of $438 thousand ($0.04 per share).

ITEM 7.  MANAGEMENTS DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Notes to Consolidated Financial Statements are an integral part of Managements Discussion and Analysis of Financial
Condition and Results of Operations and should be read in conjunction herewith.

The Company continues to respond to the increasingly competitive shipbuilding and repair industry. The Companys Shipyard is focusing on profitably serving its government and commercial customers. To accomplish this goal Shipyard management has worked to selectively increase business volume and reduce operating costs. The Shipyards award of the Jumbo Ferry construction program increased business backlog to $76 million. The Shipyards ongoing production and administrative process review projects have shown favorable results. These projects are designed to enhance production efficiency and reduce overhead costs.

During the Companys fourth quarter, the Ferry System awarded the Shipyard a contract to build one Jumbo Ferry. The contract is for one vessel, valued at $68 million, with a contract option for two additional vessels. The Jumbo Ferry contract is valued at $182 million with the exercise of the contract option. The Companys Jumbo Ferry engineering efforts began in January 1995; construction is expected to begin in the fall of 1995. Company management expects government and commercial revenue to decrease substantially in the first and second quarters of fiscal year 1996 as compared to fourth quarter 1995 results. Revenue for the third and fourth quarters of fiscal year 1996 is expected to benefit from Jumbo Ferry construction efforts, scheduled Navy activity and continuing commercial work.

The Companys future profitability depends largely on the ability of the Shipyard to maintain an adequate volume of ship repair, overhaul and conversion business. The variables affecting the Companys business volume include subsidies provided to competing northwest shipyards, excess west coast shipyard capacity, governmental legislation and regulatory issues, activity levels at the Everett Navy Homeport and foreign competition. There is no assurance that the Company will be successful in winning adequate additional work to assure continued profitability.


Year to year comparisons:

1995 Compared with 1994

Revenues
Revenues for the fiscal year ended April 2, 1995 increased $.5 million (1%) compared to the prior fiscal year. The increase in sales was primarily attributable to a high level of activity on a Navy contract. The increase in Navy revenues was largely offset by prior year activity on two major commercial contracts: a contract to convert two container ships to an open-cargo configuration (the Conversion Contract) and a contract to overhaul a Ferry System Evergreen Class ferry (the Overhaul Contract).

Operating Expenses
Operating expenses decreased $7.3 million (10%) compared to the prior fiscal year. The decrease in operating expenses was primarily due to the high costs incurred performing the Conversion Contract in the prior year. Direct costs improved to 65% of revenue in 1995 compared to 88% of revenue in 1994. Prior year performance reflected difficulties experienced on the Conversion Contract and the Overhaul Contract.

Administrative expenses were $23.7 million in 1995 down $1.7 million (7%) compared to $25.4 million in 1994. The Company attributes this reduction in cost to its streamlining efforts ($2.6 million) partially offset by increased bid and proposal costs of $.9 million. In 1995, the Company utilized $1.0 million in contract loss reserves compared to $10.2 million in 1994.

Provision for Environmental Reserves
In fiscal year 1995, the Company added $2.0 million in provisions for environmental liabilities for sites and circumstances where it was possible to make reasonable estimates of the Companys potential liability. In fiscal year 1994 the Company established environmental reserves of $6.5 million.

Closed Facilities Adjustments
Galveston - Upon the December 1993 disposition of the Galveston facility, the Company reversed the $3.1 million deferred credit for estimated Galveston facility closure costs.

Los Angeles - During the third quarter of fiscal year 1994, the Company reduced the Los Angeles facility closure provision by $2.5 million to reflect adequate funding of the Los Angeles
Pension Fund.

Gain on sale of facility
During the second quarter of fiscal year 1995, the State of California released its interest in the Companys Alameda, California property, allowing the Company to sell its property to the U.S. Government for $.6 million. The Company recognized a net gain on the sale of $.5 million in the second quarter of fiscal year 1995. The Company sold its Galveston shipyard facilities in December 1993 to Galveston Wharves for $6 million, consisting of $.6 million cash with the balance financed with special revenue bonds issued to the Company. The Company is recognizing the gain on the sale as the bond payments are received. The Company received initial proceeds from the Galveston facility and equipment sale in 1994 and recognized a net gain of $.6 million. Included in 1995 other income was a gain of $.2 million reflecting a current period bond principal payment.

Investment and Other Income
Investment and other income decreased $.2 million compared to fiscal year 1994 results. Current year activity benefited from Galveston bond interest income and principal payments of $.7 million, unclaimed bankruptcy distributions of $.4 million and increased interest income of $.6 million. Prior year activity included a $1.8 million gain from the settlement of a dispute with a former insurer.


Income Taxes
For fiscal year 1995 the Company recognized no income tax expense as the expense was offset by a reduction in the deferred tax valuation reserve. The prior year income tax benefit of $.3 million represents a refund of fiscal year 1993 estimated tax payments.

Cumulative Effect of Change in Accounting Principles
Effective April 4, 1994 the Company changed its method of accounting for general and administrative costs from recognizing these expenses as contract costs to recognizing them as incurred which reflects the change, over time, in the Companys business from predominately longer term Department of Defense contracts to predominately shorter term commercial and government contracts. This change has been applied to general and administrative costs of prior years and resulted in a cumulative effect credit of $.4 million, which was included in income of the first quarter of fiscal year 1995. The effect of the change was to decrease fiscal year 1995 income before the cumulative effect of the accounting change by $1.3 million ($.12 per share) There was no income tax effect as a result of the change.


1994 Compared with 1993

Revenues
Revenues for the fiscal year ended April 3, 1994 increased $14.3 million (26%) compared to the prior fiscal year. The increase in revenues was primarily due to two commercial projects, partially offset by a decrease in government revenue due in part to a lower level of activity on a multiple year Navy contract.

Operating Expenses
Operating expenses increased $7.0 million (10%) compared to the prior fiscal year despite a 26% increase in sales. The increase in operating expenses was primarily due to the increased level of activity at the Shipyard. Direct costs increased to 88% of revenue in fiscal year 1994 compared to 58% of revenue in fiscal year 1993 as 1994 performance reflected difficulties on the Conversion Contract and the Overhaul Contract. Administrative costs were $25.4 million in 1994 compared to $25.7 million in 1993. Administrative costs in fiscal year 1994 reflected the early benefits of the Companys streamlining programs. Administrative costs in 1993 benefited from the reversal of a $1.3 million executive compensation provision. Increases in the Shipyards total 1994 operating expenses were largely offset by a $21.2 million decrease in net operating expenses due to contract loss reserve activity. Fiscal year 1993 activity resulted in the establishment of loss reserves in 1993 of $12.5 million offset by the reversal of a $1.5 million contract loss reserve. Fiscal year 1994 included net loss reserves utilization of $10.2 million.

Provision for Environmental Reserves
During the third quarter of fiscal year 1994 the Company recorded provisions totaling $6.5 million for sites where it was possible to make reasonable estimates of the Companys environmental liability.

Closed Facilities Adjustments
Galveston - Upon the December 1993 disposition of the Galveston facility, the Company reversed the $3.1 million deferred credit for estimated Galveston facility closure costs.

Los Angeles - During the third quarter of fiscal year 1994, the Company reduced the Los Angeles facility closure provision by $2.5 million to reflect adequate funding of the Los Angeles
Pension Fund.

Gain on sale of facility
Fiscal year 1994 activity increased over the prior year as 1994 includes a $.6 million net gain on the sale of its Galveston shipyard to Galveston Wharves compared to no facility sales activity in 1993.

Investment and Other Income
Investment and other income increased $1.7 million compared to the prior fiscal year. The increase was due primarily to a $1.8 million gain from the settlement of a dispute with a former insurer offset by decreased investment income due to a decrease in market interest rates.

Income Taxes
For fiscal year 1994 the income tax benefit of $.3 million represents a refund of fiscal year 1993 estimated tax payments. For fiscal year 1993 the income tax expense of $.1 million reflects the limitation of the recognition of tax credits attributable to net operating losses and other miscellaneous adjustments.


Liquidity, Capital Resources and Working Capital:

During fiscal year 1995, working capital decreased modestly by $1.7 million to $50.7 million at April 2, 1995 which includes restricted and unrestricted cash, cash equivalents and marketable securities of $54.2 million. The decrease in working capital is attributable to fixed asset additions and common stock repurchases.

Expenditures for property, plant and equipment in fiscal year 1995 were $3.3 million compared to $2.7 million for the prior fiscal year and were attributable to Shipyard equipment purchases. These expenditures are in addition to ongoing repair and maintenance expenditures in the Shipyard of $3.7 million, $3.8 million, and $2.7 million in fiscal years 1995, 1994 and 1993, respectively. The Company anticipates increased property, plant and equipment expenditures and repair and maintenance expenditures in fiscal year 1996 to prepare for construction of the Jumbo Ferries. The future business plans of the Shipyard are not expected to require substantial additional capital expenditures beyond those related to the Jumbo Ferry contract. Capital expenditures are expected to be financed out of working capital.

The Company is required on some of its projects to provide customers with performance, contract and payment bonds. On December 28, 1994 Todd Pacific entered into an agreement with a surety pursuant to which the surety will provide a contract bond for the Jumbo Ferry contract. The contract bond is secured by Todd Pacifics machinery, equipment, inventory and trade accounts receivable on certain bonded jobs. Since December 1994 this surety has also bonded commercial repair jobs totaling approximately $5.7 million.

Todd Pacific established an annually renewable, $3 million revolving credit facility secured by a first lien on certain trade receivables. Outstanding borrowings under the credit facility may not exceed certain percentages of Todd Pacifics trade receivables.


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND
        SUPPLEMENTARY DATA
See following page.

REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Todd Shipyards Corporation

We have audited the accompanying consolidated balance sheets of Todd Shipyards Corporation and subsidiaries (the Company) as of April 2, 1995 and April 3, 1994 and the related consolidated statements of operations, stockholders equity and cash flows for each of the three years in the period ended April 2, 1995. Our audits also included the financial statement schedule listed on the index at item 14(a). The financial statements and schedule are the responsibility of the Companys management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Todd Shipyards Corporation and subsidiaries at April 2, 1995 and April 3, 1994 and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 2, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As more fully described in Note 12 to the financial statements, the Company faces significant potential liabilities in connection with the alleged presence of hazardous waste materials at certain sites. In addition the Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances at Company facilities. The Company may have insurance coverage and has provided reserves for these contingent liabilities, however the ultimate amount of liability cannot be determined at this time.

As more fully described in Note 1 to the financial statements, the Company changed its method of applying general and administrative costs on contracts.


                                      ERNST & YOUNG LLP
Seattle, Washington
May 19, 1995

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
APRIL 2, 1995 and APRIL 3, 1994
(in thousands of dollars)
                                                1995     1994
ASSETS:
Cash and cash equivalents                    $ 11,966 $  3,787
Restricted cash                                   313    5,719
Securities available for sale                  41,901   48,480
Accounts receivable, less allowance for
 losses of $548 and $653, respectively
  U.S. Government                                 435    3,395
  Other                                         6,331    4,748
Costs and estimated profits in excess of
 billings on incomplete contracts               6,392    3,063
Inventories                                     1,063      932
Other                                              61      985
Total current assets                           68,462   71,109

Property, plant and equipment, at cost         61,129   61,854
Less accumulated depreciation                  36,577   37,853
                                               24,552   24,001

Deferred pension asset                         15,564   13,937
Other                                           2,346    2,400
Total assets                                 $110,924 $111,447

LIABILITIES AND STOCKHOLDERS EQUITY:
Accounts payable and accruals                $  7,076 $  7,266
Payrolls and vacations                          3,596    3,552
Stock purchases payable                         2,525        -
Accrual for loss on contracts                       -    2,267
Other                                             323      334
Taxes other than income taxes                   1,136    1,370
Income taxes                                    3,102    3,952
Total current liabilities                      17,758   18,741

Environmental reserves                          8,423    6,500
Accrued post retirement health benefits        22,310   22,466
Stockholders equity:
Common stock ($.01 par value)                     120      120
Additional paid-in capital                     38,181   38,181
Retained earnings                              33,576   29,788
                                               71,877   68,089
Less treasury stock                             9,444    4,349
Total stockholders equity                     62,433   63,740
Total liabilities and stockholders
  stockholders equity                        $110,924 $111,447

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended April 2, 1995, April 3, 1994, March 28, 1993
(In thousands of dollars)
                                     1995      1994       1993
REVENUES                          $ 69,096  $ 68,552   $ 54,278
OPERATING EXPENSES:
  Direct labor and benefits         29,045    36,293     18,982
  Materials and other               16,189    23,787     12,605
  Administrative expenses           23,740    25,428     25,726
  Contract loss reserves              (980)  (10,232)    10,983
  Subtotal                          67,994    75,276     68,296
OPERATING INCOME (LOSS)              1,102    (6,724)   (14,018)
Provision for environmental
  reserves                          (2,000)   (6,500)         -
Closed facilities adjustment
  Galveston                              -     3,131          -
  Los Angeles                            -     2,522          -
Gain on sale of facility               505       613          -
Investment and other income          3,795     3,981      2,266
INCOME (LOSS) BEFORE INCOME
  TAXES AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE     3,402    (2,977)   (11,752)

INCOME TAX PROVISION (BENEFIT)           -      (263)        50

INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                          3,402    (2,714)   (11,802)
CUMULATIVE EFFECT TO APRIL 3,
  1994 OF ACCOUNTING CHANGE,
  NET OF TAX                           438         -          -
NET INCOME (LOSS)                 $  3,840  $ (2,714)  $(11,802)

NET INCOME (LOSS) PER COMMON SHARE:
Income (loss), before cumulative
  effective of change in accounting
  principle                       $   0.32  $   (.24)  $   (.99)
Cumulative effect of change
  in accounting principle             0.04         -          -
  Net income (loss)               $   0.36  $   (.24)  $   (.99)

PROFORMA AMOUNTS, ASSUMING THE NEW
  ACCOUNTING METHOD IS APPLIED
  RETROACTIVELY:
  Net income (loss)               $  3,402  $ (4,034)  $ (7,136)
  Net income (loss) per share          .32      (.35)      (.60)
WEIGHTED AVERAGE NUMBER OF SHARES
  (THOUSANDS)                       10,740    11,540     11,943

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended April 2, 1995, April 3, 1994, March 28, 1993
(in thousands of dollars)

                                     1995      1994       1993
OPERATING ACTIVITIES:
Net income (loss)                 $  3,840  $ (2,714)  $(11,802)

ADJUSTMENTS TO RECONCILE NET INCOME
  (LOSS) TO NET CASH PROVIDED BY
  (USED IN) OPERATING ACTIVITIES:
   Affect of change in accounting
     principle                        (438)        -          -
   Depreciation and amortization     3,078     3,173      3,291
   Increase in environmental
     reserve                         1,923     6,500          -
   Increase (decrease) in accrued
     loss on contracts                (980)  (10,232)    12,499
   Los Angeles facility closure
     adjustment                        (35)   (2,636)         -
   Galveston facility closure
     adjustment                        (50)   (3,246)         -
   CHANGES IN OPERATING ASSETS AND
   LIABILITIES
     Decrease (increase) in costs
       and estimated profits in
       excess of billings on
       incomplete contracts         (4,178)    2,479       (715)
     Decrease (increase) in
       deferred pension asset       (1,627)   (1,925)     1,150
     Increase in accounts
       receivable                    1,377     9,460     16,372
     Decrease (increase) in other
       current assets                  924       739       (526)
     Decrease in income taxes         (850)      (27)    (1,817)
     Increase (decrease) payrolls
       and vacations                    44    (1,105)    (3,183)
     Increase (decrease) in
       accounts payable               (190)      438       (932)
     Other                            (841)   (1,379)    (3,332)
Net cash - operating activities      1,997      (475)    11,005

INVESTING ACTIVITIES:
  Purchases of securities
    available for sale            $(10,297) $(46,278)  $(77,484)
  Maturities of securities
    available for sale              15,358    16,487     44,494
  Sales of securities
    available for sale               1,466     9,756      3,909
  Purchases of property, plant
    and equipment                   (3,287)   (2,655)      (901)
  Other                                106       648       (756)
Net cash - investing activities      3,346   (22,042)   (30,738)

FINANCING ACTIVITIES:
  Decrease (increase) in
    restricted cash                  5,406     5,242     (8,877)
  Purchases of treasury stock       (2,570)   (3,611)      (738)
Net cash - financing activities      2,836     1,631     (9,615)

NET CHANGE IN CASH AND CASH
 EQUIVALENTS                         8,179   (20,886)   (29,348)
BEGINNING CASH AND CASH EQUIVALENTS  3,787    24,673     54,021
ENDING CASH AND CASH EQUIVALENTS  $ 11,966  $  3,787   $ 24,673


Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                       $     3   $    26   $    105
    Income taxes                       900        27      1,867
  Noncash financing activities:
    Common stock purchases payable   2,525         -          -


The accompanying notes are an integral part of this statement

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
Years Ended April 2, 1995, April 3, 1994, March 28, 1993
(in thousands of dollars/shares)

                             Additional
                      Common  Paid-in  Retained Treasury  Total
                      Stock   Capital  Earnings   Stock   Equity
Balance at
 March 29, 1992     $  120  $ 38,181   $44,939 $    -    $83,240
Purchase of common
 shares for treasury                              (738)     (738)
1993 Net loss                          (11,802)          (11,802)
Balance at
 March 28, 1993        120    38,181    33,137    (738)   70,700
Purchase of common
 shares for treasury                            (3,611)   (3,611)
Unrealized losses on
 marketable securities
 available-for-sale                       (635)             (635)
1994 Net loss                           (2,714)           (2,714)
Balance at
 April 3, 1994         120    38,181    29,788  (4,349)   63,740
Purchase of common
 shares for treasury                            (5,095)   (5,095)
Unrealized losses on
 marketable securities
 available-for-sale                        (52)              (52)
1995 Net income                          3,840             3,840
Balance at
 April 2, 1995      $  120  $ 38,181   $33,576 $(9,444)  $62,433

SHARES ISSUED AND OUTSTANDING:
                    Common               Total
                    Stock    Treasury    Shares
                    Issued    Stock    Outstanding
Balance at
 March 29, 1992     11,956        -       11,956
Purchase of common
 shares for treasury           (148)        (148)
Balance at
 March 28, 1993     11,956     (148)      11,808
Purchase of common
 shares for treasury           (871)        (871)
Balance at
 April 3, 1994      11,956   (1,019)      10,937
Purchase of common
 shares for treasury           (998)        (998)
Balance at
 April 2, 1995      11,956   (2,017)       9,939

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended April 2, 1995, April 3, 1994, March 28, 1993

1.  PRINCIPAL ACCOUNTING POLICIES

(A) Basis of Presentation - The consolidated financial statements include the accounts of Todd Shipyards Corporation (the Company) and its wholly-owned subsidiaries Todd Pacific Shipyards Corporation (Todd Pacific) and TSI Management, Inc.
All intercompany transactions have been eliminated. The Companys policy is to end its fiscal year on the Sunday nearest March 31. Certain reclassifications with the consolidated financial statements have been made to conform to the current year presentation.

(B) Depreciation and Amortization - Depreciation and amortization are determined on the straight-line method based upon estimated useful lives or lease periods; however, for income tax purposes, depreciation is determined on both the straight-line and accelerated methods, and on shorter periods where permitted.

(C) Revenues - Revenues consist of the estimated realizable value of work performed under construction, repair and conversion contracts. Profits on major contracts, those in excess of $3 million and six months duration, are recorded on the percentage-of-completion method (determined based on direct labor hours). Profits on all other contracts, generally short-term, are recorded upon collection. Losses on contracts are reported when first estimated. Revisions to contract estimates are recorded as the estimating factors are refined. The effect of these revisions is included in income in the period the revisions are made.

(D) Changes in Accounting Principles - Effective April 4, 1994 the Company changed its method of accounting for general and administrative costs from recognizing these expenses as contract costs to recognizing them as incurred which reflects the change, over time, in the Companys business from predominately longer term Department of Defense contracts to predominately shorter term commercial and government contracts. This change has been applied to general and administrative costs of prior years and results in a cumulative effect credit of $.4 million, which is included in income of the first quarter of fiscal year 1995. The effect of the change was to decrease income before the cumulative effect of the accounting change by $1,314 ($.12 per share) for the fiscal year ended April 2, 1995. There was no income tax effect as a result of the change.

(E) Income Taxes -   Effective March 29, 1993 the Company adopted
Statement of Financial Accounting Standards (Statement) No. 109 Accounting for Income Taxes. As permitted by Statement 109, the Company elected not to restate the financial statements of prior years. There was no cumulative effect on income of adopting Statement 109.

(F) Inventories - Inventories, consisting of materials and supplies, are valued at lower of cost (principally average) or replacement market.

(G) Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market instruments, investment grade commercial paper and U.S. Government securities. The carrying amounts reported in the balance sheet are stated at cost which approximates fair value.

(H) Securities Available for Sale - The Company considers all debt instruments purchased with a maturity of more than three months to be securities available for sale. Securities available for sale consist primarily of U.S. Government securities and investment grade commercial paper and are valued based upon market quotes.

In 1994, the Company adopted Statement of Financial Accounting Standards (Statement) No. 115 Accounting for Certain Investments in Debt and Equity Securities. In accordance with Statement 115 Company management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Companys short-term and long-term investments are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses recorded as a component of stockholders equity.


2.  RESTRICTED CASH AND SURETY LINE

On December 28, 1994 Todd Pacific entered into an agreement with a surety pursuant to which the surety will provide a contract bond for a contract to build three ferries for the Washington State Ferry System. The contract bond is secured by Todd Pacifics machinery, equipment, inventory and trade accounts receivable on certain bonded jobs. Since December 1994 this surety has also bonded commercial repair jobs totaling approximately $5.7 million.

Prior to December 1994, Todd Pacific utilized a cash collateralized surety arrangement or posted cash in lieu of a performance bond. The amount being used for surety arrangements totaled approximately $.1 million and $.8 million on April 2, 1995 and April 3, 1994 and is classified as other current assets on the Companys balance sheet. The deposits together with other retainage amounts posted in cash are classified as restricted cash on the Companys balance sheet.

3.  SECURITIES AVAILABLE FOR SALE

The Company implemented Statement No. 115 Accounting for Certain
Investments in Debt and Equity Securities on March 29, 1993. The following is a summary of available-for-sale securities:

                         Amort-   Gross      Gross    Estimated
                          ized Unrealized  Unrealized    Fair
(In thousands)            Cost    Gains      Losses      Value
April 2, 1995

U.S. Treasury securities
and agency obligations  $21,417  $    -      $  357     $21,060

U.S. corporate securities 4,021       2          66       3,957

Mortgage-backed
 securities              15,724       -         538      15,186

Total debt securities    41,162       2         961      40,203
Equity securities         1,426     272           -       1,698
                        $42,588  $  274      $  961     $41,901


                         Amort-   Gross      Gross    Estimated
                          ized Unrealized  Unrealized    Fair
(In thousands)            Cost    Gains      Losses      Value
April 3, 1994

U.S. Treasury securities
and agency obligations  $24,435  $    -      $  145     $24,290

U.S. corporate securities 3,027       -          45       2,982

Mortgage-backed
 securities              21,653       6         451      21,208

                        $49,115  $    6      $  641     $48,480

The Company had no gross realized gains on sales of available-for-sale securities for the fiscal year ending April 2, 1995. Gross realized gains on sales of available-for-sale securities were $19 thousand for the fiscal year ending April 3, 1994. The Company had no realized losses on sales of available-for-sale securities in fiscal years 1995 or 1994.

The amortized cost and estimated fair value of the Companys available-for-sale debt and mortgage-backed securities are shown below:

Estimated
                                            Amortized    Fair
(In thousands)                                Cost       Value
April 2, 1995

Due in one year or less                     $11,989     $11,852

Due after one year through three years       13,449      13,165
                                             25,438      25,017

Mortgage-backed securities                   15,724      15,186
Equity securities                             1,426       1,698
                                            $42,588     $41,901


                                                       Estimated
                                           Amortized     Fair
(In thousands)                                Cost       Value
April 3, 1994

Due in one year or less                     $ 5,037     $ 5,026

Due after one year through three years       22,425      22,246
                                             27,462      27,272

Mortgage-backed securities                   21,653      21,208
                                            $49,115     $48,480

4.  CONTRACTS
Unbilled Receivables - Certain unbilled items on completed contracts included in accounts receivable were approximately $2.7 million at April 2, 1995 and $.9 million at April 3, 1994.

Retainages - Costs and estimated profits in excess of billings on incomplete contracts include $0 million in retainages at April 2, 1995 and $1.0 million at April 3, 1994 (after deducting progress billings of $154 million and $157 million at April 2, 1995 and April 3, 1994, respectively). Retainages are generally due upon completion or acceptance of the contracted work and completion of related warranty periods.

Customers - The Company currently operates in one business segment, shipbuilding, which includes the construction, repair/overhaul and conversion of marine vessels. Revenues from the U.S. Government were $41.2 million (60%), $16.2 million (24%) and $29.9 million (55%) in fiscal years 1995, 1994 and 1993, respectively. Revenues from the Washington State Ferry System were $8.3 million (12%), $18.5 million (26%) and $1.9 million (3%) in fiscal year 1995, 1994 and 1993, respectively.

5.  PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment and accumulated depreciation at April 2, 1995 and April 3, 1994 consisted of the following:

                                                 1995      1994
Land                                           $ 1,151   $ 1,208
Buildings                                        8,555     7,980
Piers, shipways and drydocks                    25,992    25,260
Machinery and equipment                         25,431    27,406
Total plant and equipment, at cost              61,129    61,854

Less accumulated depreciation                   36,577    37,853
Plant, property and equipment, net             $24,552   $24,001

6. EMPLOYEE BENEFIT PLANS
Union Pension Plans - Operating Shipyard- The Company participates in several multi-employer plans, which provide defined benefits to the Companys collective bargaining employees at its Shipyard. The expense for these plans totaled $1.8 million, $2.2 million and $1.2 million, for fiscal years 1995, 1994 and 1993, respectively.

Union Pension Plans - Previously Operated Shipyards- The Company is a sponsor of several union pension plans due to the prior operation of other shipyards. The ongoing operation and management of these plans is the responsibility of boards of trustees made up of equal numbers of employer and union representatives.

Nonunion Pension Plans - The Company sponsors the Todd Shipyards Corporation Retirement System (the Retirement System), a noncontributory defined benefit plan under which substantially all nonunion employees are covered. The benefits are based on years of service and the employees compensation before retirement. The Companys funding policy is to fund such retirement costs as required to meet allowable deductibility limits under current Internal Revenue Service regulations. New membership in the Retirement System was frozen on July 1, 1993.

The components of net periodic pension cost (benefit) for the Retirement System defined benefit plan in fiscal years 1995, 1994 and 1993 are as follows (in thousands):
                                        1995      1994     1993
Service cost-benefit earned during
 the time period                     $   248   $   333  $   502
Interest cost on projected benefit
 obligation                            2,179     2,325    2,439
Actual return on plan asset           (2,367)   (1,981)  (3,436)
Net amortization and deferral         (3,093)   (4,098)  (2,986)
Subtotal                              (3,033)   (3,421)  (3,481)
Liability for early retirement
 incentive                                 -         -    3,243
Net periodic pension benefit before
 OBRA 90                             (3,033)   (3,421)    (238)
Transfer of assets for payment of
 retiree medical benefits
 (401(h) Plan)                         1,406     1,496    1,388
Net periodic pension cost (benefit) $ (1,627)  $(1,925) $ 1,150

For fiscal years 1993 through 1995 the weighted average discount rate, rate of increase in future compensation levels and the expected long-term rate of return on assets used in determining the actuarial present value of the projected benefit obligation were 8.0%, 5.0% and 6.5%, respectively.

The following table sets forth the Retirement System plans funded status and amounts recognized in the Companys consolidated balance sheets at April 2, 1995 and April 3, 1994 for the Retirement System defined benefit plan (in thousands):
                                                 1995      1994
Actuarial present value of benefit obligation:
  Accumulated benefit obligations,
  fully vested                                 $27,566   $27,357
Projected benefit obligation                    28,651    28,756
Plans assets at fair value                     49,932    52,443
Plans assets in excess of projected
  benefit obligation                            21,281    23,687
Unrecognized net loss                            8,771     7,152
Unrecognized net transition asset being
  recognized over 15 years                     (14,488)  (16,902)
Deferred pension asset                         $15,564   $13,937

The Retirement System plan assets consist principally of common stocks and U.S. government and corporate obligations.

Under a provision of the Omnibus Budget Reform Act of 1990 (OBRA
90) the Company transferred approximately $1.4 million in excess pension assets from its Retirement System into a fund to pay fiscal year 1995 retiree medical benefit expenses. OBRA 90, was modified by the Retirement Protection Act of 1994 to extend annual excess asset transfers through the fiscal year ending March 2001.

Savings Investment Plan
The Company sponsors a Savings Investment Plan (the Savings
Plan), under Internal Revenue Code Section 401, covering substantially all non-union employees. Under the Savings Plan, the Company at its sole discretion can contribute an amount equal to up to 6% of each participants annual salary depending on the participants Savings Plan contributions, and the Companys profits and performance. The Company has made no contributions to the Savings Plan during the last three years.

Post Retirement Group Health Insurance Program - The Company sponsors a defined benefit retirement health care plan that provides post retirement medical benefits to full-time exempt employees, and their spouses, who met specified criteria. The Company terminated post retirement health benefits for any employees retiring subsequent to May 15, 1988. The retirement health care plan contains cost-sharing features such as deductibles and coinsurance. These benefits are funded monthly through the payment of group health insurance premiums.

The actuarially calculated components of net periodic post retirement health care benefit cost for the defined benefit plan in fiscal years 1995, 1994 and 1993 are as follows (in thousands):
                                         1995     1994      1993
Service costs                         $     -  $     -   $     -
Interest cost on projected
  benefit obligation                    1,343    1,533     1,907
Return on plan assets                       -        -         -
Net amortization of gain                 (182)    (200)        -
Net period postretirement benefit
 cost                                 $ 1,161  $ 1,333   $ 1,907

Current year plan contributions       $ 1,467  $ 1,551   $ 1,593

Since such benefit obligations do not accrue to current employees of the Company there is no current year service cost component of the accumulated post retirement health benefit obligation.

For fiscal years 1993 and 1994 the weighted average discount rate and rate of increase in the per capita cost of covered benefits (i.e., health care cost trend) used in determining the actuarial present value of the accumulated health benefit obligation were 8% and 12% grading down to 5% over 21 years, respectively. The health care cost trend rate assumption has a significant effect on the amounts reported. For fiscal year 1995 the Company changed the weighted average discount rate and rate of increase in the per capita cost of covered benefits to 7% and 8% respectively to reflect changes in economic conditions and the expectation that long term medical cost trends will not stay at current levels.
In accordance with 106, Employers Accounting for Post retirement Benefits Other Than Pensions, retirement health care plan gains or losses exceeding 10% of the benefit obligation are amortized over the beneficiaries average remaining life expectancy (11 years). Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated post retirement health benefit obligation as of April 2, 1995 by $2.1 million and the interest cost component of net periodic post retirement benefit cost for 1995 by $.1 million.

The following table sets forth the amounts recognized in the Companys consolidated balance sheet at April 2, 1995 and April 3, 1994 for the post retirement health benefit obligation (in thousands):
                                                 1995      1994
Accumulated post retirement health benefit
 obligation                                     $19,877  $19,910
Plan assets                                           -        -
Accumulated post retirement health benefit
 obligation in excess of plan assets             19,877   19,910
Unrecognized net gain                             3,887    4,160
Accrued post retirement health benefits          23,764   24,070
Less estimated current portion of obligations
 classified as accrued expenses                   1,454    1,604
Long-term portion of accrued post retirement
 health benefits                                $22,310  $22,466

7. INCOME TAXES
The provision for income taxes consists of the following (in thousands):
                                         1995      1994     1993
Current:  federal                     $     -   $  (263) $ 1,990
          state and local                   -         -        -
Deferred: federal                           -         -   (1,940)
          state and local                   -         -        -
Total income tax provision            $     -   $  (263)  $   50

Upon adoption of Statement 109 in fiscal year 1994 there was no cumulative effect on income as the Company had significant business credit carryforwards for tax purposes. The Company recorded these deferred tax benefits on the balance sheet net of a valuation reserve due to the lack of reasonable assurance that they will be realized.

The provision (benefit) for income taxes differs from the amount of tax determined by applying the federal statutory rate for the following reasons (in thousands):

                                   Liability Liability Deferred
                                    Method    Method    Method
                                     1995      1994      1993
Tax provision (benefit) at
  federal statutory tax rate       $ 1,344   $(1,042)  $(3,996)
Increase (decrease) in valuation
  allowance                           (908)    1,261         -
Tax rate differential                    -      (232)        -
Limitation on recognition of net
  operating loss carryforward            -         -     3,996
Other - net                           (436)     (250)       50
                                   $     -   $  (263)  $    50

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Companys deferred income tax assets and liabilities at April 2, 1995 and April 3, 1994 were as follows (in thousands):
                                                 1995     1994
Deferred income tax assets:
Business credit carryforwards                   $8,092   $9,429
Alternative minimum tax credit carryforwards     2,874    2,874
Accrued employee benefits                        1,597    2,351
Environmental reserve                            2,815    2,138
Contract deferrals                                 958    1,442
Deferred gain on sale of facility                  627      847
Securities available-for-sale                      241        -
Reserve for doubtful accounts                      192      228
Other                                              802      607
Total deferred income tax assets                18,198   19,916
Valuation reserve for deferred tax assets       (7,026)  (7,934)
Net deferred tax assets                         11,172   11,982

Deferred income tax liabilities:
Accelerated depreciation                         5,488    6,344
Deferred pension income                          5,447    4,878
Completed contracts                                  -      703
Other                                              237       57
Total deferred income tax liabilities           11,172   11,982

Net deferred taxes                            $      - $      -

Major components of the deferred income tax benefit for fiscal years ending March 28, 1993 are as follows (in thousands):

                                                          1993
Accelerated depreciation                                $(1,064)
Completed contract method of accounting                  (8,244)
Decrease (increase) in nondeductible
 reserves                                                (2,996)
Decrease in shipyard closures reserves                      436
Limitation of the recognition of net
 operating loss                                           9,501
Other - net                                                 427
                                                        $(1,940)
The Company utilized $1.3 million in general business credits during fiscal year 1995. The Company had, for federal income tax purposes, tax credit carryforwards of $8.1 million and $9.4 million at April 2, 1995 and April 3, 1994 respectively. If not utilized, these carryforwards will expire in fiscal years 1996 through 2001. The Company had tax credit carryforwards for financial statement purposes at March 28, 1993 of approximately $9.1 million.

In addition, the Company has paid approximately $2.9 million of alternative minimum taxes on alternative minimum taxable income from fiscal years 1988 through 1992, which will be allowed as a credit carry forward against regular federal income taxes in future years in the event regular federal income taxes exceed the alternative minimum tax.

The Companys U.S. income tax for fiscal year 1991 is presently under examination by the Internal Revenue Service. Management believes that previously established tax provisions will be adequate to provide for adjustments, if any, that may result from this examination.

8.  LEASES
Operating lease payments charged to expense were $.5 million, $.7 million, and $.8 million for fiscal years 1995, 1994 and 1993, respectively. Certain leases contain renewal options and escalation clauses. Minimum lease commitments at April 2, 1995 are summarized below (in thousands):
                                                      Operating
                                                        Leases
1996                                                  $   217
1997                                                      155
1998                                                      155
1999                                                      155
2000                                                      150
Thereafter                                              1,313

Total minimum lease commitments                       $ 2,145

9.  INCENTIVE STOCK OPTION PLAN
On September 23, 1993 Company shareholders approved an incentive stock compensation plan under which key employees may be granted stock purchase options, restricted stock and stock appreciation rights. The purpose of the plan is to encourage the acquisition of the Companys common stock by key employees who perform significant services for the benefit of the Company and to serve as a means of attracting and retaining outstanding employees. There are five hundred thousand shares of common stock of the Company reserved for award under this plan. Stock option awards require, among other things, that the key employee remain an employee of the Company during the period of the stock option, subject to certain provisions, and that the stock option price will not be less than 100% of the fair market value of the common stock on the date of the grant.

A summary of the Company stock options issued and outstanding is as follows:
                                                      Exercise
                                        Shares         Price
Outstanding at March 28, 1993
  and April 3, 1994                           -         -
Granted                                 210,000    $4.25-$4.50
Outstanding at April 2, 1995            210,000    $4.25-$4.50

Available for award at April 2, 1995    290,000

Options totaling 134,500 shares were exercisable at April 2, 1995 at prices ranging from $4.25 to $4.50 per share. As of April 2, 1995 there have been no awards of restricted stock or stock appreciation rights.

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

11.  FINANCING ARRANGEMENTS
In March 1995 Todd Pacific finalized an annually renewable, $3 million revolving credit facility secured by a first lien on certain trade receivables. Outstanding borrowings under the credit facility may not exceed certain percentages of Todd Pacifics trade receivables. There were no balances outstanding at April 2, 1995.

12. ENVIRONMENTAL MATTERS
The Company faces significant potential liabilities in connection with the alleged presence of hazardous waste materials at certain of its closed shipyards, at its Shipyard and at several sites used by the Company for disposal of alleged hazardous waste. The Company continues to analyze environmental matters and associated liabilities for which it may be responsible. No assurance can be given as to the existence or extent of any significant environmental liabilities until such analysis has been fully completed. The overall eventual outcome of environmental matters cannot be determined at this time, however, several site investigations have progressed sufficiently to warrant establishment of reserve provisions in the accompanying consolidated financial statements.

The Company has been named as a potentially responsible party
(PRP) by the Environmental Protection Agency (EPA) pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) in connection with the documented release or threatened release of hazardous substances, pollutants and contaminants at the Harbor Island Superfund Site (the Site), upon which the Shipyard is located. The Company, along with a number of other Harbor Island PRPs, received a Special Notice Letter from the EPA on May 4, 1994 pursuant to section 122 (e) of CERCLA. The Company entered into a Consent Decree for the Soil and Groundwater Operable Unit (first of two units) in September 1994 under which the Company has agreed to remediate the designated TPH contamination on its property. Said remediation is scheduled to begin late 1995. The parties are currently negotiating the extent and methodology of that remediation. The Sediments Operable Unit (second of two units) continues to undergo testing by the EPA and a third party consultant retained by the PRPs. The current schedule indicates the release of the Record of Decision in late December 1995. Any remediation required is not expected to begin prior to mid 1997. The established reserve discussed below does not include any estimate for the Sediments Operable Unit.

In January 1990, the Company was notified that it was a PRP in an action brought by the National Oceanic and Atmospheric Administration (NOAA) for alleged damages caused to the coastal and marine natural resources in the Duwamish River and Elliott Bay off the Harbor Island Site. Subsequent to this notification, NOAA brought suit against the City of Seattle and the Governmental agency responsible for sewage treatment in the Seattle area (Metro) for their contributions of hazardous materials to the Duwamish River and Elliott Bay. This litigation was settled between the parties. While NOAA, the City of Seattle and Metro retain the right to bring suit against all the other named PRPs, including the Company, the Company has not been contacted since the January 1990 notification.

In November 1987, the Company was identified as a PRP by the EPA in conjunction with the cleanup of the Operating Industries, Inc.
(OII) hazardous materials disposal site at Monterey Park, California. In July 1994, the Company, a nonsettling PRP, was sued in Superior Court in Los Angeles, California by the settling PRPs for contribution. The Companys general liability insurer is defending the suit but has not agreed to indemnify the Company for any judgment entered against it.

The Company was identified as a PRP in 1986 as a generator of materials deposited at the Maxey Flats Disposal Site in Fleming County, Kentucky and specifically has been identified as a de minimis contributor based on its volume of less than .25% of the total site makeup. These materials were allegedly generated from work the Company performed for the United States Navy (Navy) on the nuclear ship NS SAVANNAH during the 1960s and 1970s. The EPA invited the Company to participate with the de minimis coordinating committee to resolve its alleged liability on a volume contribution basis and as a result, the Company has agreed to settle its potential liability in this matter for a cash payment of $158,287 during fiscal year 1996.

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

The Company has been notified by the EPA that the Casmalia Resources Hazardous Waste Management Facility in Santa Barbara County, California is undergoing remediation and closure under the Resource Conservation and Recovery Act (RCRA). It is alleged that the Los Angeles Division of Todd Pacific deposited certain production wastes and by-products at this disposal site throughout the 1980s. The Company has been participating in settlement discussions with other PRPs and the EPA as a member of the Steering Committee. Investigation continues on this site.

In June 1989, the Company was notified by the City of Hoboken, New Jersey (the City) that a volume of oil had been discovered on the surface of the property that had been owned and operated as the Hoboken Division of the Company. In June 1992, the City and the Company were named as PRPs by the State of New Jersey (the State). The City has undertaken a clean-up of the property. The State has issued a Notice of Violation against the Company pursuant to the New Jersey Spill Act (Spill Act). The City and the State allege that the Company abandoned three underground storage tanks in 1969 when the property was sold to the City and that the discovered surface oil spilled from those tanks. In April 1994 the City of Hoboken initiated a civil action against the Company entitled City of Hoboken v. Todd et al. for contribution under the Spill Act seeking reimbursement for all monies expended for the cleanup of the Hoboken property. Also named in the suit is the developer who allegedly trespassed onto the property and caused the oil spill and several insurance companies who allegedly issued comprehensive general liability insurance policies in favor of the City of Hoboken covering the property. The Company is vigorously defending this action.

The Company was named as a PRP by the California Department of Toxic Substances Control regarding the Environmental Protection Corp. hazardous waste site located outside Bakersfield, California in March 1995. The site operated from 1971 through 1985, accepting a variety of industrial wastes. Company management is unaware of the nature and quantity of any materials allegedly delivered to the site. Investigation continues with no estimation of potential liability possible at this time.

The Company was served notice in April 1995 of its status as a PRP on the Tulalip Landfill Superfund Site located above Marysville, Washington on the Tulalip Indian Reservation. This landfill accepted materials from approximately 350 Seattle-area businesses in the 1970s. The Company has no records of directly delivering any material to the site however it did business with a number of the transporters also named as PRPs. The Company is unaware of the nature and quantity of any materials allegedly delivered to the site. The Companys investigation continues with no estimation of potential liability possible at this time.

Todd Pacific has been notified by the California Environmental Protection Agency that it may be considered a potentially responsible party for the cleanup of the Omega Chemical Corporation site (Omega Site) in Whittier, California. It is alleged that the Los Angeles Division of Todd Pacific caused certain production wastes and by-products to be transported to this hazardous waste treatment and storage facility between 1976
and 1991.   The California Department of Toxic Substances Control
is pursuing the clean up of the Omega Site pursuant to state and federal regulations. The Company is investigating these allegations. No estimation of potential liability is currently available.

The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances at Company facilities. The Company and its insurers are vigorously defending these actions. There are no certainties regarding the outcome of such actions, nor is there agreement by the insurers to indemnify the Company in the event a judgment is entered against it.

During the fiscal year ended April 2, 1995 the Company continued to analyze the most recent data available from the EPA and other sources regarding the Harbor Island Superfund Site and several other sites and has estimated costs for their respective remediations. Additionally the Company has estimated potential losses related to the personal injury civil actions. The Company has provided aggregate reserves of $8.5 million for these contingent liabilities; no amount has been taken into consideration for the possible recovery of some or all of these amounts through various insurance contracts and/or right of contribution actions against prior landowners and others who may have been responsible for the alleged damage to the various sites. No assurance can be given that the $8.5 million reserve is adequate to cover all potential remediation costs and related expenses or awards the Company could incur.

13.  ACQUISITIONS
Subsequent to the fiscal year ending April 2, 1995, the Company organized Elettra Broadcasting Corporation (Elettra) through its wholly owned subsidiary, TSI Management, Inc. for the purpose of investing in the broadcasting industry. In May 1995, Elettra signed contracts to purchase three FM radio stations in Monterey, California for total consideration of $3.5 million. The effect of the transaction on Company revenue and earnings is not expected to be material in the near term.

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Financial results by quarter for the fiscal years ended April 2, 1995 and April 3, 1994 are as follows (in thousands):

                                              Cumulative
                           Operating          effect of     Net
                            income    Income  accounting   income
                 Revenues   (loss)    (loss)    change     (loss)
1st Qtr 1995    $ 14,469  $ (1,963)  $(1,013)  $   438   $  (575)
2nd Qtr 1995      10 372    (  499)    1,117         -     1,117
3rd Qtr 1995      15,551       337     1,250         -     1,250
4th Qtr 1995      28,704     3,227     2,048         -     2,048
                $ 69,096  $  1,102   $ 3,402   $   438   $ 3,840

1st Qtr 1994    $ 14,280  $ (2,649)  $  (171)  $     -   $  (171)
2nd Qtr 1994      13 688    (5,071)   (3,847)        -    (3,847)
3rd Qtr 1994      20,870     2,001     1,804         -     1,804
4th Qtr 1994      19,714    (1,005)     (500)        -      (500)
                $ 68,552  $ (6,724)  $(2,714)  $     -   $(2,714)

Earnings per share of common stock:
                                               Cumulative
                                               effect of   Net
                                      Income   accounting income
                                      (loss)     change   (loss)

1st Qtr 1995                         $ (0.09)  $  0.04  $ (0.05)
2nd Qtr 1995                            0.10         -  $  0.10
3rd Qtr 1995                            0.12         -  $  0.12
4th Qtr 1995                            0.19         -  $  0.19

1st Qtr 1994                         $ (0.01)  $     -  $ (0.01)
2nd Qtr 1994                           (0.33)  $     -  $ (0.33)
3rd Qtr 1994                            0.15   $     -  $  0.15
4th Qtr 1994                           (0.05)  $     -  $ (0.05)

The cumulative effect of changes in accounting principles amount is net of income tax effect. Fiscal year 1994 first quarter net income includes a $1.8 million insurance adjustment. Fiscal year 1994 third quarter and fiscal year 1995 fourth quarter net income includes Navy contract activity accomplished during each respective period.

Todd Shipyards Corporation
Schedule II - Valuation and Qualifying Reserves
For years ending April 2, 1995, April 3, 1994 and March 28, 1993
(in thousands)

Reserves deducted from assets to which they apply - Allowance for doubtful accounts:
                          Balance Reductions  Deduction  Balance
                         beginning credited     from    at close
                         of period to income  reserves of period
                                      (1)        (2)
Year ended April 2, 1995  $  653   $  100     $    5     $  548
Year ended April 3, 1994   1,807      604        550        653
Year ended March 28, 1993  2,035        0        228      1,807

Notes:
(1) The Company recognized no additions to the allowance for doubtful accounts during years ended April 2, 1995, April 3, 1994 and March 28, 1993. Reductions to the allowance were credited to other income and primarily reflect changes in the Companys business volume.

(2) Deductions from reserves represent uncollectible accounts written off less recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCED DISCLOSURE
None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
   **

ITEM 11. EXECUTIVE COMPENSATION
   **

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT
   **

ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS
   **

** The information for the above items will be provided in the 1995 Proxy Statement.

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

(b)  Reports on Form 8-K

The Company filed the following reports on Form 8-K during the fourth quarter ended April 2, 1995.

On February 1, 1995, the Company filed an 8-K Current Report announcing that Todd Pacific signed a contract with the Washington State Ferries, a division of the Washington State
Department of Transportation, for the construction of one Jumbo
Mark II Class Ferry.

On March 28, 1995, the Company filed an 8-K Current Report announcing the departure of the Companys Chief Financial Officer.

TODD SHIPYARDS CORPORATION
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
COVERED BY REPORT OF INDEPENDENT AUDITORS

Items 14(a) 1 & 2



Report of Ernst & Young LLP Independent Auditors

Consolidated Balance Sheets at April 2, 1995and April 3, 1994

Consolidated Statements of Operations
  For the years ended April 2, 1995,
  April 3, 1994 and March 28, 1993

Consolidated Statements of Cash Flows
  For the years ended April 2, 1995,
  April 3, 1994 and March 28, 1993

Consolidated Statements of Stockholders Equity
  For the years ended April 2, 1995,
  April 3, 1994 and March 28, 1993

Notes to Consolidated Financial Statements
  For the years ended April 2, 1995,
  April 3, 1994 and March 28, 1993

Supplementary Information:
  Quarterly Financial Data (unaudited)

Consolidated Financial Statement Schedule:
  II-Valuation and Qualifying Reserves

TODD SHIPYARDS CORPORATION INDEX TO EXHIBITS
                         Item 14(a)3
Exhibit
Number
 3-1   Certificate of Incorporation of the Company          *
       dated November 29, 1990, filed in the Companys
       Form 8-B Registration Statement dated January
       15, 1991 Exhibit 3-1.

 3-2   By-Laws of the Company dated November 29, 1990,      *
       as amended October 1, 1992 filed in the Companys
       Form 10-K Report for 1993 as Exhibit 3-2.

 10-1  Lease Agreement of floating drydock YFD-70 dated      #
       May 15, 1981 between the Company and amendments thereto.

 10-2  Lease Agreement of floating drydock YFD-54 dated      #
       April 1, 1987 between the Company and NAVSEA and amendments thereto.

 10-3  Collective Bargaining Agreement between Todd         *
       Pacific, Seattle Division and the Metal Trades
       Dept. of the A.F.L.- C.I.O., the Pacific Coast
       Metal Trades District Council, the Seattle Metal
       Trades Council and the International Unions signatory thereto dated April 1, 1993 filed in the Companys Form 10-K Annual Report for 1994 as
       Exhibit 10-4.

10-4   Project Agreement between Todd Pacific, Seattle       #
       Division and the Metal Trades Dept. of the A.F.L.
       - C.I.O., the Pacific Coast Metal Trades District Council, the Seattle Metal Trades Council and the International Unions signatory thereto dated August 1994.

10-5   Unsigned executed copy of Harbor Area Lease           #
       Agreement No. HA-2202 dated March 21, 1985 between the Company and the State of Washington Dept. of Natural Resources.

10-6   Harbor Area Lease Agreement No. 2590 dated            #
       December 13, 1982 between the Company and the State of Washington Dept. of Natural Resources.

10-7   Harbor Area Lease Agreement No. 22-090038 dated       #
       September 1, 1986 between the Company and the State of Washington Dept. of Natural Resources.

10-8   Harbor Area Lease Agreement No. 22-090039 dated       #
       September 1, 1986 between the Company and the State of Washington Dept. of Natural Resources.

10-9   Savings Investment Plan of the Company effective      #
       April 1, 1989.

10-10  Todd Shipyards Corporation Retirement System Plan     #
       and Amendments thereto.

10-11  Contracts for the Modification and Repair of the      *
       SS Kauai and for the SS Maui for the Matson
       Navigation Company, Inc. by Todd Pacific dated
       February 4, 1993 filed in the Companys Form 10-K
       Annual Report for 1994 as Exhibit 10-12.

10-12  Contract with the State of Washington for repair      *
       of the MV Tillikum by Todd Pacific dated May 10,
       1993 filed in the Companys Form 10-K
       Annual Report for 1994 as Exhibit 10-13.

10-13  Purchase and Sale Agreement and Deed of Trust         *
       relating to the sale of the Companys Galveston facility to the Galveston Wharves dated December
       16, 1993 filed in the Companys Form 10-K
       Annual Report for 1994 as Exhibit 10-14.

10-14  Employment contract between Todd Pacific and Roland   #
       H. Webb dated December 27, 1994.

10-15  Contract between Todd Pacific and the Washington      #
       State Ferries, a division of the Washington State Department of Transportation for the construction of one Jumbo Mark II Class Ferry dated January 30, 1995.

10-16  Contract No. N000024-91-C-8503 between Todd Pacific   #
       and the Department of the Navy for the maintenance and repair of supply ships.

10-17  Documents pertaining to the bonding arrangements of   #
       Todd Pacific relating to the Ferry Contract (Exhibit 10-16): Underwriting and Continuing Indemnity Agreement, Security Agreement, Pledge Agreement, Intercompany Credit Agreement, Preferred Mortgage of vessel
       EMERALD SEA, UCC-1 Financing Statement, and UCC-2
       Fixture Statement.

10-18  Documents pertaining to revolving line of credit      #
       agreement between Todd Pacific and U.S. Bank of Washington, National Association: Security Agreement, Commercial Guaranties, Corporate Resolution to Borrow, Corporate Resolutions to Guaranty/Grant Collateral, Business Loan Agreement, Disbursement Request and Authorization Agreement, Accounts Receivable Collateral Parameters Agreement, Promissory Note, and UCC-1 Financing Agreement.

10-19  Todd Shipyards Corporation Incentive Stock            #
       Compensation Plan effective October 1, 1993, approved by the shareholders of the Company at the 1994 Annual
       Meeting of Shareholders.

10-20 Grants of Incentive Stock Option dated June 24, 1994 # and September 29, 1994 to certain officers of the Company and Todd Pacific pursuant to the Incentive
       Stock Compensation Plan (Exhibit 10-19).

10-21  Separation Agreement between the Company and David    #
       K. Gwinn dated March 3, 1995.

18-1   Letter dated 8/17/94 from Ernst & Young, LLP          *
       regarding changes in accounting principles.

22-1   Subsidiaries of the Company.                          #

27     Financial Data Schedule                               #

28-1   Unsigned unexecuted copy of Indemnity Agreement       #
       between the Company and ACSTAR Insurance Company.

28-2   Letters dated April 25, May 7 and June 8, 1990        *
       between the Company and ACSTAR Insurance Company in respect to the terms of the Surety Agreement between the parties and the Court order dated
       July 2, 1990 authorizing the Company to enter into the Surety Agreement and the Indemnity Agreement
       (Exhibit 28-3), filed in the Companys Form 10-K
       Annual Report for 1991 as Exhibit 28-4(a).

Note:  All Exhibits are in SEC File Number 1-5109.
       *  Incorporated herein by reference.
       #  Filed herewith.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TODD SHIPYARDS CORPORATION
Registrant


By: /s/ Stephen G. Welch
    Stephen G. Welch
    Vice President, Chief Financial
    Officer and Treasurer
    June 16, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Brent D. Baird                 /s/ Steven A. Clifford
Brent D. Baird, Director           Steven A. Clifford, Director
June 19, 1995                      June 19, 1995



/s/ Patrick W.E. Hodgson           /s/ Joseph D. Lehrer
Patrick W.E. Hodgson,              Joseph D. Lehrer, Director
Chairman, Chief Executive          June 16, 1995
Officer, and Director
June 16, 1995


/s/ Philip N. Robinson             /s/ John D. Weil
Philip N. Robinson, Director       John D. Weil, Director
June 16, 1995                      June 19, 1995


/s/ Stephen G. Welch
Stephen G. Welch
Vice President, Chief Financial
Officer and Treasurer
Principal Financial Officer and
Principal Accounting Officer
June 16, 1995