Form 10-K/A
TODD SHIPYARDS CORP
filed 1995-07-19
CIK 98537

5
                          UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                            FORM 10-K/A
***The purpose of this Amendment is to attach a Financial Data
Schedule under the correct Exhibit Number***

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