Form 10-Q
period 1995-07-02
TODD SHIPYARDS CORP
filed 1995-08-02
CIK 98537

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      (No Fee Required)

      For the quarterly period ended July 2, 1995


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

There were 9,938,987 shares of the corporation's $.01 par value common stock outstanding at July 26, 1995.


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

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND
RETAINED EARNINGS
Quarterly Periods Ended July 2, 1995 and July 3, 1994
(In thousands, except per share data)

                                                 Quarter Ended
                                               7/2/95    7/3/94
Revenue                                      $ 12,952  $ 14,469
Operating expenses:
 Direct labor and benefits                      5,468     6,915
 Materials and other                            3,428     4,082
 Administrative expenses                        4,856     5,843
 Contract losses and other                          -      (408)
 Total operating expenses                      13,752    16,432

Operating loss                                   (800)   (1,963)
Investment and other income                       859       950
Income (loss) before income taxes
 and cumulative effect of change
 in accounting principle                           59    (1,013)
Income tax expense                                  -         -
Income (loss) before cumulative effect
 of change in accounting principle                 59    (1,013)
Cumulative effect to April 3, 1994 of
 accounting change, net of tax - Note 2             -       438
Net income (loss)                            $     59  $   (575)

Earnings per share:
Income (loss) before cumulative effect of
 change in accounting principle              $    .01  $   (.09)
Cumulative effect of change in
 accounting principle, net of tax                   -       .04
Income (loss) per common share               $    .01  $   (.05)

Weighted average number of shares               9,939    10,885


Retained earnings at beginning of period     $ 33,576  $ 29,788
Income (loss) for the period                       59      (575)
Unrealized gain (loss) on
 available-for-sale securities                    591      (438)
Retained earnings at end of period           $ 34,226  $ 28,775


The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
July 2, 1995 and April 2, 1995
(in thousands of dollars)

                                               7/2/95    4/2/95
ASSETS:                                     (Unaudited)(Audited)
Cash and cash equivalents                      $6,060  $ 11,966
Restricted cash                                   413       313
Marketable securities                          41,923    41,901

Accounts receivable, less allowance for
 losses of $548 at 7/2/95 and 4/2/95:
  Government                                    3,089       435
  Commercial and other                          5,338     6,331
                                                8,427     6,766
Costs and estimated profits in excess
 of billings on incomplete contracts            2,566     6,392
Inventories                                       973     1,063
Other                                           1,041        61
Total current assets                           61,403    68,462

Property, plant and equipment, net             25,483    24,552

Deferred pension asset                         15,898    15,564
Other assets                                    1,925     2,346
                                             $104,709  $110,924


LIABILITIES:
Accounts payable and accruals                $  4,234  $  7,076
Payrolls and vacations                          3,427     3,596
Stock purchase payable                              -     2,525
Other                                              62       323
Taxes other than income taxes                     645     1,136
Income taxes                                    2,813     3,102
Total current liabilities                      11,181    17,758

Accrued postretirement health benefits         22,213    22,310
Environmental remediation reserves              8,232     8,423

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value (authorized,
 19,500,000; issued, 11,956,033 shares)           120       120
Additional paid-in capital                     38,181    38,181
Retained earnings                              34,226    33,576
                                               72,527    71,877
Treasury stock, at cost (2,017,046 shares
 at 7/2/95; 2,017,024 shares at 4/2/95)         9,444     9,444
Total stockholders' equity                     63,084    62,433
                                             $104,709  $110,924

The accompanying notes are an integral part of this statement

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Quarterly Periods Ended July 2, 1995 and July 3, 1994
(in thousands of dollars)
                                                 Period Ended
                                               7/2/95    7/3/94
Cash flows from operating activities:
Net income (loss)                            $     59  $   (575)

Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
  Depreciation and amortization                   690       746
  Effect of change in accounting principle          -      (438)
  Utilization of contract reserves                  -      (408)
  Decrease in costs and estimated
   profits in excess of billing on
   incomplete contracts                         3,826       100
  Increase (decrease) in accounts payable
   and accruals                                (2,842)    1,218
  Decrease in accounts receivable              (1,661)      278
  Increase in other current assets               (980)     (616)
  Decrease in taxes other than income taxes      (491)     (786)
  Increase in deferred pension asset             (334)     (285)
  Decrease in income taxes                       (289)     (384)
  Other, net                                     (166)     (266)
Total adjustments                              (2,247)     (841)
Net cash used in operating activities          (2,188)   (1,416)

Cash flows from investing activities:
Purchases of marketable securities             (4,506)        -
Maturities of marketable securities             5,075     4,244
Sales of marketable securities                      -       467
Capital expenditures                           (1,662)   (1,258)
Net cash provided by (used in)
  investing activities                         (1,093)    3,453

Cash flows from financing activities:
Purchases of treasury stock                    (2,525)     (485)
Decrease (increase) in cash restricted to
 secure bid and performance bonds                (100)      259
Net cash used in financing activities          (2,625)     (226)

Net increase (decrease) in cash and
 cash equivalents                              (5,906)    1,811
Cash and cash equivalents at beginning of
 period                                        11,966     3,787
Cash and cash equivalents at end of period   $  6,060  $  5,598

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                    $      -  $      1
 Income taxes                                     276       384

The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Todd Shipyards Corporation (the "Company") has filed its
Consolidated Financial Statements for the fiscal year ended April
2, 1995 with the Securities and Exchange Commission as part of its Annual Report on Form 10-K. That report should be read in connection with this Form 10-Q.

1.  STATEMENTS NOT AUDITED
The accompanying Consolidated Financial Statements are unaudited but in the opinion of management reflect all adjustments necessary for a fair presentation of financial position and results of operations.

2.  CHANGE IN CONTRACT ACCOUNTING METHOD
Effective the beginning of the quarter ended July 3, 1994 the Company changed its method of accounting for general and administrative costs from recognizing these expenses as contract costs to recognizing them as incurred which reflects the change, over time, in the Company's business from predominately longer term Department of Defense contracts to predominately shorter term commercial and government contracts. This change was applied to general and administrative costs of prior years and resulted in a cumulative effect adjustment of $438 thousand, which was included in income of the first quarter of fiscal year 1995.

3.  FINANCING ARRANGEMENTS
In June 1995 Todd Pacific Shipyards Corporation, the shipyard subsidiary of the Company, finalized a $5 million credit facility to secure letters of credit used in the normal course of its business activities. The Company has guaranteed this facility. At July 2, 1995, letters of credit outstanding amounted to approximately $1.4 million.

4.  ACQUISITIONS
In May 1995 the Company organized Elettra Broadcasting Corporation ("Elettra") through its wholly owned subsidiary, TSI Management, Inc. for the purpose of investing in the radio broadcasting industry. In May 1995, Elettra signed contracts to purchase three FM radio stations in Monterey, California for a total consideration of $3.5 million. These purchases are subject to Federal Communications Commission approval. Pending this approval, the Company began operating two of the three stations, KAXT(FM) and KXDC(FM), on June 1, 1995 under a time brokerage agreement. The Company anticipates completing the radio station purchases by Fall 1995. The effect of these transactions on Company revenue and earnings is not expected to be material in fiscal year 1996.

5.  INCOME TAXES
During the quarter ended July 2, 1995 the Company's income tax expense was offset by a reduction in the deferred tax valuation reserve.

6.  ENVIRONMENTAL MATTERS
The Company faces significant potential liabilities in connection with the alleged presence of hazardous waste materials at certain of its closed shipyards, at its Seattle shipyard and at several sites used by the Company for disposal of alleged hazardous waste. The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances at Company facilities. The Company continues to analyze environmental matters and associated liabilities. No assurance can be given as to the existence or extent of any significant environmental liabilities until such analysis is complete. The Company has aggregate reserves of $8.2 million for contingent environmental liabilities. The actual costs will depend upon numerous factors, including the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, technological developments and changes in environmental laws and regulations. The Company is negotiating with its insurance carriers and certain prior landowners and operators for past and future remediation costs. The Company has not included potential insurance recovery in determining its remediation provision. No assurance can be given that the $8.2 million reserve is adequate to cover all potential environmental costs the Company could incur. The Company's involvement in each of these sites is detailed in its previously filed Form 10-K.

7.  OTHER CONTINGENCIES
The Company is subject to various risks and is involved in various claims and legal proceedings arising out of the ordinary course of its business. These include complex matters of contract performance specifications, environmental protection and Government procurement regulations. Only a portion of these risks and legal proceedings involving the Company are covered by insurance.

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

Revenue - Revenue in the first quarter of 1996 decreased $1.5 million (10%) from 1995 levels. Shipyard activity decreased as prior year activity included higher levels of government repair work, primarily the repair of a United States Navy carrier (the "Carrier Project"). This decrease was partially offset by engineering efforts on the contract to build three Jumbo Mark II Class Ferries (the "Jumbo Ferries") for the Washington State Ferry System. Management expects shipyard revenue for the remainder of the fiscal year to increase as the Company begins Jumbo Ferry fabrication in the second quarter.

Operating expenses - Direct costs during the first quarter of 1996 were 69% of revenue reflecting tight gross margins on shipyard work performed in the period. Prior year first quarter direct costs were 76% of revenue reflecting the difficulties experienced on a ship repair project.

Operating expenses for the first quarter of 1995 were reduced by a $.4 million net change in contract loss reserves. This change reflects $1.2 million in loss reserve utilization offset by the establishment of $.8 million in loss provisions on the Carrier Project.

Investment and other income - Investment and other income decreased by $.1 million due primarily to lower cash balances held during the period.

Income taxes - The Company recognized no income tax expense in the first quarter of fiscal year 1996 and fiscal year 1995 as the expenses were offset by a reduction in the deferred tax valuation reserve.


FINANCIAL CONDITION
Working capital - Working capital decreased in the first quarter of 1996 by $.5 million to $50.2 million. The decrease is attributable to shipyard fixed asset additions. Working capital includes restricted and unrestricted cash, cash equivalents and marketable securities of $48.4 million.

Unbilled receivables - Unbilled items on completed contracts totaled $2.0 million at the end of the first quarter of 1996.
This compares with $2.7 million at the beginning of the period.
Unbilled balances are included in accounts receivable.

Capital Resources
Based on its current projections for fiscal year 1996, the Company believes that its present amount of cash and cash equivalents will be sufficient for the Company's working capital needs. A change in the composition or timing of projected work could cause capital expenditures and repair and maintenance expenditures to increase. The future business plans of the shipyard are not expected to require substantial additional capital expenditures. Shipyard capital expenditures are expected to be financed out of working capital. The Company currently has no plans to make significant additional equity contributions to Elettra.


FUTURE OPERATIONS

Shipyard
The Company's future profitability depends largely on the ability of the shipyard to maintain an adequate volume of repair and new construction business. The Company competes with other northwest shipyards, some of whom have more advantageous cost structures. The Company's competitors include non-union shipyards and shipyards with excess capacity.

At July 2, 1995, the Company's work shipyard backlog consists of approximately $196 million of construction, repair and overhaul work (including $177 million of Jumbo Ferry backlog).  $67
million of shipyard backlog is expected to be completed in fiscal year 1996.

The Company is currently competing for construction, repair and overhaul work to add to the Jumbo Ferry work underway in the shipyard. The Company believes that it may be awarded contracts for shipyard related work from the United States Navy, the Washington State Ferry System and other potential customers. However, no assurance can be given that the Company will be successful in obtaining this work.

Broadcasting
In May 1995, the Company organized Elettra Broadcasting, Inc. through its wholly owned subsidiary, TSI Management, Inc. to invest in the radio broadcasting industry. Elettra has signed contracts to to purchase three FM radio stations in the Monterey, California market. The effect of this transaction on the Company's 1996 revenue and earnings is not expected to be material.


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
        REPORTS ON FORM 8-K

The Company filed three current reports on Form 8-K during the first quarter of fiscal year 1996.

On April 4, 1995, the Company filed a Form 8-K attaching the
April 4, 1995 press release announcing that the Company purchased
455,000 shares of its common stock in a block on the open market on March 31, 1995.

On June 1, 1995, the Company filed a Form 8-K attaching the June 1, 1995 press release announcing that the Company, through its subsidiaries TSI Management, Inc. and Elettra Broadcasting, Inc., signed contracts to purchase three FM radio stations in the Monterey, California market for total consideration of $3.5 million.

On June 20, 1995, the Company filed a Form 8-K attaching the June 19, 1995 press release announcing that Todd Pacific signed a contract modification with the Washington State Department of Transportation (the WSDOT) under which the WSDOT exercised its options for two additional vessels.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



TODD SHIPYARDS CORPORATION
Registrant


By:/s/ ___________________
   Stephen G. Welch
   Chief Financial Officer
   July 26, 1995