Form 10-Q
period 1995-10-01
TODD SHIPYARDS CORP
filed 1995-10-31
CIK 98537

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(X)   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934
      (No Fee Required)

            For the quarterly period ended October 1, 1995


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

There were 9,938,987 shares of the corporation's $.01 par value common stock outstanding at October 31, 1995.


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

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (In thousands of dollars, except per share data)

                                Quarter Ended    Six Months Ended
                               10/1/95  10/2/94  10/1/95  10/2/94
                               ----------------  ----------------
Revenues                       $26,837  $10,372  $39,789  $24,841
Operating expenses:
 Direct labor and benefits       9,514    4,707   14,982   11,740
 Materials and other             9,614    1,633   13,042    5,715
 Administrative expenses         7,710    5,078   12,566   10,803
 Contract loss reserves              -     (547)       -     (955)
                               ----------------  ----------------
 Subtotal                       26,838   10,871   40,590   27,303
Operating loss                      (1)    (499)    (801)  (2,462)

Investment and other income        690    1,616    1,549    2,566
                               ----------------  ----------------
Income before income taxes
 and cumulative effect of
 change in accounting principle    689    1,117      748      104
Income tax provision                 -        -        -        -
                               ----------------  ----------------
Income before cumulative
 effect of change in
 accounting principle              689    1,117      748      104
Cumulative effect to April 3,
 1994 of accounting change,
 net of tax                          -        -        -      438
                               ----------------  ----------------
Net income                     $   689  $ 1,117  $   748  $   542
                               ================  ================
Earnings per share:
Income before cumulative
 effect of change in
 accounting principle          $  0.07  $  0.10  $  0.08  $  0.01
Cumulative effect of change
 in accounting principle             -        -        -     0.04
                               ----------------  ----------------
Income per common share        $  0.07  $  0.10  $  0.08  $  0.05
                               ================  ================

Weighted average number of
 shares                          9,939   10,804    9,939   10,885
                               ================  ================

Retained earnings at
 beginning of period           $34,226  $28,775  $33,576  $29,788
Income for the period              689    1,117      748      542
Unrealized gain (loss) on
 available-for-sale securities     200     (138)     791     (576)
                               ----------------  ----------------
Retained earnings at
 end of period                 $35,115  $29,754  $35,115  $29,754
                               ================  ================
The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS (in thousands of dollars, except share data)

                                                  Period Ended
                                              10/1/95     4/2/95
                                              --------------------
ASSETS:                                     (Unaudited)(Audited)
Cash and cash equivalents                      $5,221  $ 11,966
Restricted cash                                   521       313
Marketable securities                          38,711    41,901
Accounts receivable, less allowance for
 losses of $616 at 10/1/95 and $548 at 4/2/95:
  Government                                    6,689       435
  Commercial and other                          5,954     6,331
                                               12,643     6,766
Costs and estimated profits in excess
 of billings on incomplete contracts            6,891     6,392
Inventories                                     1,238     1,063
Other                                             549        61
Total current assets                           65,774    68,462

Property, plant and equipment, net             26,866    24,552

Deferred pension asset                         16,232    15,564
Other assets                                    2,808     2,346
                                             $111,680  $110,924

LIABILITIES:
Accounts payable and accruals                $  9,433  $  7,076
Payrolls and vacations                          3,586     3,596
Stock purchase payable                              -     2,525
Other                                             812       323
Taxes other than income taxes                     788     1,136
Income taxes                                    2,813     3,102
Total current liabilities                      17,432    17,758

Accrued postretirement health benefits         22,118    22,310
Environmental remediation reserves              8,158     8,423

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value (authorized,
 19,500,000; issued, 11,956,033 shares)           120       120
Additional paid-in capital                     38,181    38,181
Retained earnings                              35,115    33,576
                                               73,416    71,877
Treasury stock, at cost (2,017,046 shares
 at 10/1/95; 2,017,024 shares at 4/2/95)        9,444     9,444
Total stockholders' equity                     63,972    62,433
                                             $111,680  $110,924
    The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Month Periods Ended October 1, 1995 and October 2, 1994
(in thousands of dollars)
                                                    Period Ended
                                                 10/1/95     10/2/94
                                                 -------------------
Cash flows from operating activities:
Net income                                      $    748    $    542
Adjustments to reconcile net income to
 net cash used in operating activities:
  Depreciation and amortization                    1,427       1,505
  Effect of change in accounting principle             -        (438)
  Contract reserves activity                           -        (955)
  Decrease (increase) in accounts receivable      (5,877)      1,908
  Increase (decrease) in accounts payable
   and accruals                                    2,357        (455)
  Decrease (increase) in other assets                816          (8)
  Increase in deferred pension asset                (668)       (570)
  Increase in costs and estimated profits in
   excess of billings on incomplete contracts       (499)     (1,114)
  Increase (decrease) in billings
   in excess of costs and estimated
   profits on incomplete contracts                   489        (156)
  Increase in other current assets                  (488)       (770)
  Decrease in taxes other than income taxes         (348)       (915)
  Decrease in income taxes                          (289)       (470)
  Other, net                                        (618)       (364)
                                                   -----------------
Total adjustments                                 (3,698)     (2,802)
                                                   -----------------
Net cash used in operating activities             (2,950)     (2,260)

Cash flows from investing activities:
Purchases of marketable securities                (6,479)    ( 2,962)
Maturities of marketable securities                8,335       6,036
Sales of marketable securities                     2,125         467
Capital expenditures                              (3,768)     (1,424)
Acquisition                                       (1,000)          -
Other                                               (275)          -
                                                   -----------------
Net cash provided by (used in) investing
 activities                                       (1,062)      2,117

Cash flows from financing activities:
Purchases of treasury stock                       (2,525)       (638)
Decrease (increase) in cash restricted
 to secure bid and performance bonds                (208)        352
                                                   -----------------
Net cash used in financing activities:            (2,733)       (286)

Net decrease in cash and cash equivalents         (6,745)       (429)
Cash and cash equivalents at beginning of period  11,966       3,787
                                                   -----------------
Cash and cash equivalents at end of period      $  5,221    $  3,358
                                                   =================

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                       $      -    $      1
 Income taxes                                        357         459

    The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Todd Shipyards Corporation (the "Company") has filed its Consolidated Financial Statements for the fiscal year ended April 2, 1995 with the Securities and Exchange Commission as part of its Annual Report on Form 10-
K. That report should be read in connection with this Form 10-Q.

1.  BASIS OF PRESENTATION
The accompanying Consolidated Financial Statements are unaudited but in the opinion of management reflect all adjustments necessary for a fair presentation of financial position and results of operations. Certain amounts in the fiscal 1995 financial statements have been reclassified to conform to the fiscal 1996 presentation.

2.  CHANGE IN CONTRACT ACCOUNTING METHOD
Effective the beginning of the quarter ended July 3, 1994 the Company changed its method of accounting for general and administrative costs from recognizing these expenses as contract costs to recognizing them as incurred which reflects the change, over time, in the Company's business from predominately longer term Department of Defense contracts to predominately shorter term commercial and government contracts. This change was applied to general and administrative costs of prior years and resulted in a cumulative effect adjustment of $.4 million, which was included in income of the first quarter of fiscal year 1995.

3.  INCOME TAXES
During the quarter and the six month period ended October 1, 1995, the Company's income tax provision was offset by a reduction in the deferred tax valuation reserve.

4.  ACQUISITIONS
In May 1995 the Company organized Elettra Broadcasting Corporation ("Elettra") through its wholly owned subsidiary, TSI Management, Inc. for the purpose of investing in the radio broadcasting industry. In May 1995, Elettra signed contracts to acquire three FM radio stations in Monterey, California for a total consideration of $3.5 million. On August 31, 1995, Elettra completed the purchase of KPIG(FM) for $1.0 million. The Company currently operates the other two stations, KAXT(FM) and KXDC(FM), under a time brokerage agreement and a joint sales agreement, respectively, pending Federal Communications Commission approval of their purchase. The Company anticipates completing the purchase of KAXT(FM) and KXDC(FM) during the third quarter. The effect of these transactions on Company revenue and earnings is not expected to be material in fiscal year 1996.

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

On September 7, 1995 the Company entered into a Partial Consent Decree (the "Decree") with the United States Environmental Protection Agency (the "EPA") to contribute $.6 million as its partial share of remediation costs at the Operating Industries, Inc. hazardous material disposal site at Monterey Park, California. The Decree encompasses all costs assessed to date. The decree mandates payment to the EPA in early calendar 1996. A proposed final consent decree for site remediation is not expected from the EPA until calendar 1997. The cost of the partial settlement and future final consent decree settlement is assumed in the aforementioned $8.2 million reserve.

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

Revenue - The Company's second quarter revenue of $26.8 million represents an increase of $16.4 million (158%) from 1995 levels. Fiscal year 1996 first half revenue of $39.8 million reflects an increase of $14.9 million (60%) compared to last year. Results for second quarter of fiscal 1996 and the first half of 1996 benefited from increasing Jumbo Mark II ferry contract activity and two government overhauls performed during the summer.

Operating expenses - Direct costs during the second quarter and six months ending October 1, 1995 were 71% and 70%, respectively, of revenue as the Company faced steep price competition for government and commercial work. Direct costs for the second quarter and first half ending October 2, 1994 were 61% and 70%, respectively, of revenue. The prior year second quarter direct costs reflect favorable performance on a carrier repair project.

Administrative costs were 29% of fiscal year 1996 second quarter revenue and 32% of 1996 first half revenue compared to 49% and 43% of fiscal year 1995 second quarter and first half results. Fiscal year 1996 administrative costs were benefited by increased business activity and continuing cost reduction efforts partially offset by maintenance and repair expenses incurred to mobilize the shipyard for Mark II ferry construction.

Operating expenses for the second quarter and six month period of fiscal year 1995 were reduced by $.5 million and $.9 million respectively from the utilization of contract loss reserves established for a naval carrier overhaul.

Investment and other income - Investment and other income for the second quarter and for the first half decreased $.9 million and $1.0 million respectively compared to prior year results as 1995 included a $.4 million bankruptcy distribution and a $.5 million gain on the sale of land located in Alameda, California.

Income taxes - The Company recognized no income tax expense in the first and second quarters of fiscal year 1996 and 1995 as the expense was offset by a reduction in the deferred tax valuation reserve.

Liquidity
Working capital - During the second quarter of fiscal year 1996, working capital was $48.3 million, a decrease of $1.9 million during the quarter and $2.4 million during the first half. The decrease in working capital during each period is attributable to fixed asset additions. Working capital includes restricted and unrestricted cash, cash equivalents and marketable securities of $44.5 million.

Unbilled receivables - As of October 1, 1995 unbilled items on completed contracts of $1.3 million was included in accounts receivable compared with $2.0 million at the end of the first quarter and $2.7 million at the beginning of the fiscal year.

Capital Resources
Based on its current projections for fiscal year 1996, the Company believes that its present amount of cash and cash equivalents will be sufficient for the Company's working capital needs. Accordingly, shipyard capital expenditures are expected to be financed out of working capital. A change in the composition or timing of projected work could cause capital expenditures and repair and maintenance expenditures to increase. However, future business plans of the shipyard are not expected to require substantial additional capital expenditures.


FUTURE OPERATIONS

Shipyard
The Company's future profitability depends largely on the ability of the shipyard to maintain an adequate volume of repair and new construction business. The Company competes with other northwest shipyards, some of whom have more advantageous cost structures. The Company's competitors include non-union shipyards and shipyards with excess capacity.

At October 1, 1995, the Company's shipyard work backlog consists of approximately $183 million of construction, repair and overhaul work (including $170 million of Jumbo Ferry backlog). $47 million of this backlog is expected to be completed in fiscal year 1996.

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

Broadcasting
In May 1995, the Company organized Elettra Broadcasting, Inc. through its wholly owned subsidiary, TSI Management, Inc. to invest in the radio broadcasting industry. Elettra signed contracts to acquire three FM radio stations in the Monterey, California market in May 1995. Elettra completed the purchase of one station in August 1995 and expects to complete the purchase of the two remaining stations pending Federal Communications Commission approval. The effect of these transactions on the Company's 1996 revenue and earnings is not expected to be material.


PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company's Annual Meeting of Shareholders (the "Meeting") was held on September 28, 1995 in Seattle, Washington.

At the Meeting the stockholders elected six directors, each of whom will serve until the next Annual Meeting of Shareholders or until his respective successor shall have been elected and qualified or until his earlier resignation or removal. The Board of Directors elected at the Meeting and the votes cast in favor of their election (with the votes cast in favor of their election out of a total of 9,941,166 entitled to vote) are as follows: Brent D. Baird (9,354,949); Steven A. Clifford (9,355,649); Patrick W.E. Hodgson (9,355,587); Joseph D. Lehrer (9,354,849); Philip N. Robinson (9,355,649); and John D. Weil (9,355,649).

The shareholders ratified the appointment of Ernst & Young LLP as the Company's independent public accountants by a vote of 9,376,166 to 10,618 with 10,110 abstaining.



EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

On July 14, 1995 the Company issued a press release announcing that Patrick
L. Duong has been named Todd's Chief Financial Officer.



SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



TODD SHIPYARDS CORPORATION
Registrant


By:/s/ Patrick L. Duong
   Patrick L. Duong
   Chief Financial Officer and Treasurer
   October 31, 1995