Form 10-Q
period 1995-12-31
TODD SHIPYARDS CORP
filed 1996-01-31
CIK 98537

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(X)   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934
      (No Fee Required)

            For the quarterly period ended December 31, 1995


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

There were 9,910,887 shares of the corporation's $.01 par value common stock outstanding at January 30, 1996.


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

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (In thousands of dollars, except per share data)

                                Quarter Ended    Nine Months Ended
                               12/31/95  1/1/95  12/31/95  1/1/95
                               ----------------  ----------------
Revenues                       $21,783  $15,551  $61,572  $40,392
Operating expenses:
 Direct labor and benefits       7,617    7,025   22,599   18,765
 Materials and other             7,304    2,363   20,346    8,078
 Administrative expenses         5,622    5,851   18,188   16,654
 Contract loss reserves              -      (25)       -     (980)
                               ----------------  ----------------
 Subtotal                       20,543   15,214   61,133   42,517
Operating income (loss)          1,240      337      439   (2,125)

Investment and other income        819      913    2,368    3,479
                               ----------------  ----------------
Income before income taxes
 and cumulative effect of
 change in accounting principle  2,059    1,250    2,807    1,354
Income tax provision                 -        -        -        -
                               ----------------  ----------------
Income before cumulative
 effect of change in
 accounting principle            2,059    1,250    2,807    1,354
Cumulative effect to April 3,
 1994 of accounting change,
 net of tax                          -        -        -      438
                               ----------------  ----------------
Net income                     $ 2,059  $ 1,250  $ 2,807  $ 1,792
                               ================  ================
Earnings per share:
Income before cumulative
 effect of change in
 accounting principle          $  0.21  $  0.12  $  0.28  $  0.13
Cumulative effect of change
 in accounting principle             -        -        -     0.04
                               ----------------  ----------------
Income per common share        $  0.21  $  0.12  $  0.28  $  0.17
                               ================  ================

Weighted average number of
 shares                          9,934   10,741    9,931   10,759
                               ================  ================

Retained earnings at
 beginning of period           $35,115  $29,754  $33,576  $29,788
Income for the period            2,059    1,250    2,807    1,792
Unrealized gain (loss) on
 available-for-sale securities     267     (567)   1,058   (1,143)
                               ----------------  ----------------
Retained earnings at
 end of period                 $37,441  $30,437  $37,441  $30,437
                               ================  ================
The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS (in thousands of dollars, except share data)

                                                  Period Ended
                                             12/31/95     4/2/95
                                              --------------------
ASSETS:                                     (Unaudited)(Audited)
Cash and cash equivalents                     $13,404  $ 11,966
Restricted cash                                   863       313
Marketable securities                          32,942    41,901
Accounts receivable, less allowance for
 doubtful accounts of $511 at 12/31/95
 and $548 at 4/2/95:
  Government                                    1,611       435
  Commercial and other                          4,915     6,331
                                              -------   -------
                                                6,526     6,766
Costs and estimated profits in excess
 of billings on incomplete contracts            7,852     6,392
Inventories                                     1,294     1,063
Other                                             501        61
                                              -------   -------
Total current assets                           63,382    68,462

Property, plant and equipment, net             26,792    24,552

Deferred pension asset                         16,566    15,564
Other assets                                    2,859     2,346
                                              -------   -------
                                             $109,599  $110,924

LIABILITIES:
Accounts payable and accruals                $  6,601  $  7,076
Payrolls and vacations                          3,357     3,596
Stock purchase payable                              -     2,525
Other                                             536       323
Taxes other than income taxes                     418     1,136
Income taxes                                    2,386     3,102
                                              -------   -------
Total current liabilities                      13,298    17,758

Accrued postretirement health benefits         22,022    22,310
Environmental remediation reserves              8,150     8,423

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value (authorized,
 19,500,000; issued, 11,956,033 shares)           120       120
Additional paid-in capital                     38,181    38,181
Retained earnings                              37,441    33,576
                                              -------   -------
                                               75,742    71,877
Treasury stock, at cost (2,045,146 shares
 at 12/31/95; 2,017,024 shares at 4/2/95)       9,613     9,444
                                              -------   -------
Total stockholders' equity                     66,129    62,433
                                             $109,599  $110,924
                                              =======   =======
    The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Month Periods Ended December 31, 1995 and January 1, 1995
(in thousands of dollars)
                                                    Period Ended
                                                 12/31/95     1/1/95
                                                 -------------------
Cash flows from operating activities:
Net income                                      $  2,807    $  1,792
Adjustments to reconcile net income to
 net cash used in operating activities:
  Depreciation and amortization                    2,268       2,279
  Contract reserves activity                           -        (980)
  Effect of change in accounting principle             -        (438)
  Increase in costs and estimated profits in
   excess of billings on incomplete contracts     (1,460)     (4,094)
  Increase in deferred pension asset              (1,002)       (855)
  Decrease (increase) in other assets                794         (53)
  Decrease in taxes other than income taxes         (718)       (552)
  Decrease in income taxes                          (716)       (475)
  Decrease in accounts payable and accruals         (475)       (958)
  Decrease (increase) in other current assets       (440)        195
  Decrease in retiree medical liability             (288)       (214)
  Other, net                                        (263)       (187)
                                                  ------------------
Total adjustments                                 (2,300)     (6,332)
                                                  ------------------
Net cash provided by (used in) operating
 activities                                          507      (4,540)

Cash flows from investing activities:
Purchases of marketable securities               (10,628)     (8,869)
Maturities of marketable securities               18,520      10,219
Sales of marketable securities                     2,125         467
Capital expenditures                              (4,550)     (2,351)
Acquisition                                       (1,000)          -
Other                                               (292)        653
                                                  ------------------
Net cash provided by investing activities          4,175         119

Cash flows from financing activities:
Purchases of treasury stock                       (2,694)     (1,516)
Decrease (increase) in cash restricted
 to secure bid and performance bonds                (550)      4,515
                                                  ------------------
Net cash provided by (used in) financing
 activities:                                      (3,244)      2,999

Net change in cash and cash equivalents            1,438      (1,422)
Cash and cash equivalents at beginning of period  11,966       3,787
                                                  ------------------
Cash and cash equivalents at end of period      $ 13,404    $  3,358
                                                  ==================

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                       $      -    $      1
 Income taxes                                        703         459

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

3.  INCOME TAXES
During the quarter and the nine month period ended December 31, 1995, the Company's income tax provision was offset by a reduction in the deferred tax valuation reserve.

4.  ACQUISITIONS
In May 1995 the Company organized Elettra Broadcasting Corporation ("Elettra") through its wholly owned subsidiary, TSI Management, Inc. for the purpose of investing in the radio broadcasting industry. In May 1995, Elettra signed contracts to acquire three FM radio stations in Monterey, California for a total consideration of $3.5 million. In the second quarter of 1996, Elettra completed the purchase of KPIG(FM). The Company currently operates the other two stations, KAXT(FM) and KXDC(FM), under a time brokerage agreement and a joint sales agreement, respectively, pending Federal Communications Commission approval of their purchase. The effect of these transactions on Company revenue and earnings is not expected to be material in fiscal year 1996.

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

7.  SHARE REPURCHASES
Beginning in fiscal year 1994, the Company has from time to time re-acquired shares of the Company's stock in a number of open market transactions. As of January 30, 1996 the Company had repurchased 1,897,488 shares of the Company's common stock for a total cost of $8.9 million bringing total treasury shares to 2,045,146. The Company purchased 28,100 shares in the third quarter ending December 31, 1995. The Company is funding these purchases out of working capital.

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

Revenue - The Company's third quarter revenue of $21.8 million represents an increase of $6.2 million (40%) from 1995 levels. Fiscal year 1996 year to date revenue of $61.6 million reflects an increase of $21.2 million (52%) compared to last year. Results for third quarter and nine months of fiscal 1996 benefited from increasing Jumbo Mark II ferry contract activity and two government overhauls performed during the summer.

Operating expenses - Direct costs during the third quarter and nine months ending December 31, 1995 were 69% and 70% of revenue, respectively, as the Company faced intense regional price competition for government and commercial work. Direct costs for the third quarter and first nine months ending January 1, 1995 were 60% and 66% of revenue, respectively.

Administrative costs were 26% of fiscal year 1996 third quarter revenue and 30% of 1996 nine month revenue compared to 38% and 41% of fiscal year 1995 third quarter and year to date results. Fiscal year 1996 administrative costs as a percentage of sales were benefited by increased business activity and continuing cost reduction efforts partially offset by maintenance and repair expenses incurred to mobilize the shipyard for Mark II ferry construction.

Operating expenses for the nine month period of fiscal year 1995 were reduced by $1.0 million from the utilization of contract loss reserves established for a naval carrier overhaul.

Investment and other income - Investment and other income for the third quarter decreased $.1 million compared to prior year results as the Company had lower marketable security and cash balances in 1996. For the first nine months, investment and other income decreased $1.1 million compared to prior year results as 1995 included a $.4 million bankruptcy distribution and a $.5 million gain on the sale of land located in Alameda, California.

Income taxes - The Company has recognized no income tax expense in 1996 and 1995 as the expense was offset by a reduction in the deferred tax valuation reserve.

Financial Condition

Cashflow provided by operations was $.5 million an improvement from a use of $4.5 million in the first nine months of fiscal year 1995. The variation is primarily attributable to a smaller year to date increase in the Company's investment in costs and estimated profits in excess of billings on incomplete contracts and the increase in year to date net income. Cashflow from investing activities increased to $4.2 million due primarily to bond maturities. Fiscal year 1996 cashflow used in financing activities is attributable to payments made early in the year for prior year stock repurchases.

Working capital - During the second quarter of fiscal year 1996, working capital was $50.1 million, an increase of $1.8 million during the quarter and a decrease of $.6 million during the first nine months of the fiscal year. The increase in working capital during the quarter reflects income for the quarter. The year to date decrease reflects year to date income offset by fixed asset additions.

Unbilled receivables - As of December 31, 1995 unbilled items on completed contracts of $1.3 million was included in accounts receivable compared with $1.2 million as of January 1, 1995 and $2.7 million at the beginning of the fiscal year.

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

At December 31, 1995, the Company's shipyard work backlog consists of approximately $184 million of construction, repair and overhaul work (including $160 million of Jumbo Ferry backlog).



PART II. OTHER INFORMATION


EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


None


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



TODD SHIPYARDS CORPORATION
Registrant


By:/s/ Patrick L. Duong
   Patrick L. Duong
   Chief Financial Officer and Treasurer
   January 30, 1996