Form 10-K
period 1996-03-31
TODD SHIPYARDS CORP
filed 1996-06-14
CIK 98537

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                            FORM 10-K


  Annual Report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the fiscal year ended March 31, 1996,
                     Commission File Number 1-5109


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

Indicate by check mark whether the registrant (1) has filed all Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   X Yes      No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value of voting stock held by non affiliates of the registrant was approximately $73 million as of June 12, 1996. There were 9,910,187 shares of the corporation's $.01 par value common stock outstanding at June 13, 1996 held by non affiliates.

                           TABLE OF CONTENTS

                                 PART I

Item 1.  Business.............................................

Item 2.  Properties...........................................

Item 3.  Legal Proceedings....................................

Item 4.  Submission of Matters to a Vote of Security Holders..

                                 PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Shareholder Matters..........................

Item 6.  Selected Financial Data..............................

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................

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

Item 12. Security Ownership of Certain Beneficial Owners
         and Management.....................................

Item 13. Certain Relationships and Related Transactions......

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K ................................

ITEM 1.  BUSINESS

INTRODUCTION

Todd Shipyards Corporation (the "Company") was organized in 1916 and has operated a shipyard in Seattle, Washington (the "Shipyard") since incorporation. The Company operates the Shipyard through its wholly-owned subsidiary named Todd Pacific Shipyards Corporation ("Todd Pacific"). Todd Pacific is engaged in the repair/overhaul, conversion and construction of commercial and military marine vessels. In addition, through TSI Management, Inc., the Company's investment management subsidiary, the Company operates three FM-radio stations in Monterey California.

Until early in this decade, a substantial portion of the Company's revenues and profits were attributable to long-term government contracts. The significant decline in the annual shipbuilding budgets of the U.S. Navy (the "Navy") has greatly reduced the Company's bidding opportunities for long-term government contracts. This reduction in long-term government contracts has created excess ship construction and repair capacity in all of the Company's markets. This excess shipyard capacity, both nationally and locally, has resulted in intense price competition. The Company has responded to this competition by carefully reviewing its overhead, streamlining its operations and introducing advanced shipyard production techniques.

Recent Shipyard activity has included construction of Jumbo Mark II Class ferries ("Mark II Ferry")for the Washington State Ferry System ("Ferry System"), short-term repair, overhaul and phased maintenance work on government vessels, as well as commercial repair, overhaul and conversion work on container vessels, tankers, fishing industry vessels, cruise ships, barges, tug supply vessels and ferries.

The Company believes that it will continue to perform a substantial amount of maintenance and repair work on commercial vessels engaged in various seagoing trade activities in Puget Sound (near Seattle). It plans to pursue repair, maintenance, overhaul and new construction work for the ferry fleets operated by the states of Washington and Alaska. Additionally, the growing number of military vessels home ported in Puget Sound waters with the activation of the Everett, Washington Navy home port facility is expected to provide business opportunities to Puget Sound shipyards.

The Company has from time to time considered opportunities to diversify in marine industries and businesses unrelated to the Shipyard.


OPERATIONS OVERVIEW

Repair and Overhaul Operations
The Company's repair and overhaul work ranges from relatively minor repair to major overhauls and often involves the drydocking of the vessel under repair. The level of repair and overhaul business available to domestic private-sector shipyards has been impacted by the downsizing of the active Navy fleet. Also affecting private shipyards is the impact of stationing vessels at Navy home ports, the location of marine accidents, the availability and scheduling of maintenance and overhauls, and conditions within the maritime industry as a whole.

Commercial repair and overhaul contracts are obtained by competitive bidding, awarded by negotiation or assigned by customers who have a preference for a specific shipyard. On jobs that are advertised for competitive bids, owners usually furnish specifications and plans which become the basis for an agreed upon contract. Repair and overhaul jobs are usually contracted on a fixed-price basis with additional work contracted on a negotiated-price basis.

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

Construction Operations
The Company has a $181 million (including $6 million of optional growth items) Ferry System contract for the construction of three Mark II Ferries. The Mark II Ferries are designed to transport 218 automobiles and 2,500 passengers on the waterways of Puget Sound and will be the largest ferries in the Ferry System fleet.

Distribution of Work
The approximate distribution of the Company's Shipyard activities for each of the last three fiscal years are summarized as follows:

                                         1996    1995   1994
U.S. Government                           35%     60%    24%
Commercial                                65%     40%    76%
Total                                    100%    100%   100%

As the table indicates, a majority of the Company's work in the year ended March 31, 1996 was comprised of commercial activity. Commercial activity increased in 1996, principally due to the construction activities related to the three Mark II Ferries discussed above in "Construction Operations".

Employees
The number of persons employed by the Company varies considerably from time to time depending primarily on the level of shipyard activity, averaging approximately 900 employees during fiscal year 1996 and totaling approximately 1,175 employees on March 31, 1996. During fiscal year 1996 an average of approximately 750 of the Company's shipyard employees were covered by a union contract at the Shipyard which expires on July 31, 1996. At March 31, 1996 approximately 1,025 Company employees were covered under this agreement.

During fiscal year 1996, the Company, along with the two other major west coast unionized shipyards, formed a multi-employer bargaining group ("Bargaining Group") for the purposes of negotiating a west coast multiple year union contract. In May 1996, the Bargaining Group completed negotiations for a new contract with the consortium of unions that form the Pacific Coast Metal Trades District Council. This contract allows for skill based compensation and relaxation in historic work rules.

On June 5 1996, a majority of the shipyard workers at the three shipyards comprising the Bargaining Group did not ratify the contract. The Bargaining Group is currently working with union workers and union leadership to resolve contractual issues. The Company expects work to continue under the existing contract until contractual issues are resolved. Over the past fiscal year the Company has invested heavily in its labor relations efforts including the establishment of labor/management committees and conflict resolution education for all parties. The Company believes that its relations with its employees are good.

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

Competition
Competition in the domestic shipyard industry is intense. The Company competes for commercial and government work with a number of other northwest shipyards, some of which have more advantageous cost structures. The Company's competitors for overhaul/conversion and repair work include non-union shipyards, shipyards with excess capacity and government subsidized facilities. The Company's competitors for new construction work include shipyards on the gulf coast and east coast with substantial financial resources and significant recent investments in productivity enhancing facilities. The reduced size of the U.S. Government's active duty fleet has resulted in a significant decline in the total amount of government business available to the private sector shipyards, has created excess shipyard capacity, and has led to acute price competition.

Commercial ship construction and, and to a lesser extent, repair work performed in certain foreign markets is less costly than domestic ship construction and repair. Many contracts are awarded pursuant to competitive bidding and profitability is dependent upon effective cost controls, production efficiencies and the ability to meet strict schedules, among other factors. With respect to repair work, the location, availability and technical capability of repair facilities are important factors.

Environmental Matters
The Company is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. Fines and penalties may be imposed for non-compliance with these laws. Such laws and regulations may expose the Company to liability for acts of the Company which are or were in compliance with all applicable laws at the time such acts were performed. The Company is covered under its various insurance policies for some, but not all, potential environmental liabilities. See Note 12 of the Notes to Consolidated Financial Statements.

Safety Matters
The Company is also subject to the federal Occupational Safety and Health Act ("OSHA") and similar state statutes. The Company has an extensive health and safety program and employs a staff of safety inspectors and industrial hygiene technicians, whose primary functions are to develop Company policies that meet or exceed the safety standards set by OSHA, train production supervisors and make periodic inspections of safety procedures to insure compliance with Company policies on safety and industrial hygiene. All employees are required to attend routine periodic safety training meetings.

Backlog
At March 31, 1996 the Company's backlog consists of approximately $146 million of construction, repair and overhaul work. This compares with backlogs of $76 million and $35 million at April 2, 1995 and April 3, 1994 respectively. Substantially all of the Company's firm backlog is for the construction of three Mark II Ferries that are scheduled for delivery during fiscal years 1997, 1998 and 1999.

In May 1996, the Company was awarded a cost-type contract for phased maintenance repairs to four Navy supply ships currently scheduled over eleven availabilities in five-years. The notional value of the contract is $79 million. The Company can provide no assurance as to the timing or level of work that may be performed as part of the maintenance contract.

The Company plans to actively pursue additional commercial and government construction contracts, as well as targeted government and commercial repair/overhaul opportunities. International construction and repair opportunities are limited because shipbuilders in foreign countries are often subsidized by their governments. These subsidies allow foreign shipbuilders to enter into production contracts at prices below their actual production costs. Passage of the proposed Organization for Economic Cooperation and Development ("OECD") legislation currently being considered in Congress would reduce these shipbuilding subsidies and enhance the Company's ability to pursue international shipbuilding prospects. Competition for domestic construction and repair opportunities will be intense as certain of the Company's larger east coast competitors have better shipbuilding facilities and access to more financial resources. The Company is working to maximize its advantages of geographic location, its Navy and United States Coast Guard ("Coast Guard") experience, its current Ferry Construction activities and the skills of its experienced workforce.

INVESTMENTS AND ACQUISITIONS
The Company has from time to time pursued opportunities to diversify its business, in areas such as metal fabrication, marine transportation, other marine industries and businesses unrelated to the Shipyard. The Company, through a subsidiary, purchased three radio stations in fiscal year 1996. The Company continues to evaluate suitable investment opportunities that would appropriately utilize the Company's resources.

ITEM 2.  PROPERTIES
The Company's corporate headquarters and the Shipyard are located on the northwest portion of Harbor Island in Seattle, Washington. The Shipyard includes approximately 27 acres of Company-owned land and 19 acres of leased water rights, piers, building ways, drydocks, buildings, cranes, machinery, tools and related equipment and is capable of performing all types of ship conversion and repair/overhaul work. In addition the Shipyard is capable of constructing a wide variety of vessels up to 500 feet in length and is licensed by two European manufacturers to repair large marine diesel engines. The Company's Monterey, California radio station operations include leased offices, studios, transmitter sites and antenna sites. The Company's leases are for various terms extending into calendar 1997 and beyond.

The Company has three drydocks, two steel and one wood, all of which are located at the Shipyard. The design capacities of the drydocks are as follows:

              Year     Type     Max.Displacement  Date of Lease
Name         Built Owned Leased Capacity(in tons)  Expiration
Emerald Sea  1970  Steel             40,000              -
YFD-70       1945         Steel      17,500           4/15/01
YFD-54       1943         Wood        5,700           9/30/99

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

ITEM 3.  LEGAL PROCEEDINGS

See Notes 12 of the Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of fiscal year 1996.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

The Company's stock is listed on the New York Stock Exchange (the
"NYSE"). The following table sets forth for the fiscal quarters indicated the high and low composite sales prices of the stock as reported by the NYSE.

Quarter Ended                               High        Low
July 3, 1994                                4.50       4.13
October 2, 1994                             4.88       4.13
January 1, 1995                             5.75       4.38
April 2, 1995                               5.88       5.00
July 2, 1995                                6.50       5.38
October 1, 1995                             7.00       5.50
December 31, 1995                           6.50       5.88
March 31, 1996                              7.50       5.88


On June 12, 1996 the high and low prices of the Company's common stock on the NYSE were $7.50 and $7.38, respectively.

At June 12, 1996 there were approximately 2,167 holders of record of the outstanding shares of common stock. The Company does not presently anticipate the declaration of dividends.

ITEM 6.  SELECTED FINANCIAL DATA  (In thousands of dollars,
                                   except per share data)

                 March 31, April 2, April 3,  March 28, March 29,
                   1996      1995     1994      1993      1992

Revenue          $101,687  $69,096  $68,552   $54,278  $147,500
Income (loss)
 from operations    1,017    1,102   (6,724)  (14,018)   22,206
Income (loss)
 before cumulative
 effect of change
 in accounting
 principles         4,132    3,402   (2,714)  (11,802)   29,021
Cumulative effect
 of change in
 accounting
 principles(1)          -      438        -          -        -
Net income(loss)    4,132    3,840   (2,714)  (11,802)   29,021

Per share of common stock
Income (loss)
 before cumulative
 effect of change
 in accounting
 principles          0.42     0.32    (0.24)    (0.99)     2.43
Cumulative effect
 of change in
 accounting
 principles(1)          -     0.04        -         -         -
Net income (loss)    0.42     0.36    (0.24)    (0.99)     2.43

Financial position:
Working capital    48,880   50,704    52,337   57,311    67,195
Fixed assets       26,499   24,552    24,001   24,636    27,192
Total assets      117,380  110,924   111,447  129,287   138,988

Stockholders'
equity             67,380   62,433    63,740   70,700    83,240
 per common share    6.80     6.28      5.83     5.99      6.96

(1) Effective April 4, 1994 the Company changed its method of accounting for general and administrative costs from recognizing these expenses as contract costs to recognizing them as incurred which reflects the change, over time, in the Company's business from predominately longer term Department of Defense contracts to predominately shorter term commercial and government contracts. This change has been applied to general and administrative costs of prior years and results in a cumulative effect credit of $438 thousand ($0.04 per share).

ITEM 7.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Notes to Consolidated Financial Statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith. The following discussion and analysis of financial condition and results of operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of factors discussed below and elsewhere in this Form 10-K.


Overview:

The Company's future profitability depends largely on the ability of the Shipyard to maintain an adequate volume of ship repair, overhaul and conversion business to augment its longer term contracts. The variables affecting the Company's business volume include subsidies provided to competing northwest shipyards, excess west coast and industry-wide shipyard capacity, foreign competition, governmental legislation and regulatory issues, activity levels at the Everett Navy home port, competitors pricing behavior, and Company labor efficiencies and work practices.

The Company continues to respond to the increasingly competitive shipbuilding and repair industry. The Company's Shipyard is focusing on profitably serving its government and commercial customers. To accomplish this goal, Shipyard management has worked to increase business volume, reduce operating costs and improve production efficiencies.

The Company's backlog at March 31, 1996 was approximately $146 million. This backlog consists primarily of Mark II Ferry work to be performed. In May 1996, the Company was awarded a cost-type contract for phased maintenance repairs to four Navy supply ships currently scheduled over eleven availabilities in five-years. The notional value of the contract is $79 million. The Company can provide no assurance as to the timing or level of work that may be performed as part of the maintenance contract. The Company believes that the supply ship contract combined with the Mark II Ferry contract will provide a steady base of business through fiscal year 2001. The Company is working to identify and win additional new construction work that would match the Shipyard's production capacity.

The Company's Mark II Ferry program, awarded in fiscal year 1995, is just over 20% complete at March 31, 1996. Construction of the first ferry began in the fall of 1995. The Company anticipates delivering the first ferry in the fourth quarter of fiscal year 1997.

The Company's quarterly revenue varies period to period depending primarily on the timing of customer maintenance efforts. Based on current known repair backlog, Company management expects sales revenue to decrease in the first and second quarters of fiscal year 1997 as compared to fourth quarter 1996 results. While the Company anticipates total revenue for fiscal year 1997 to benefit from higher levels of Mark II Ferry construction activity, these increases may be offset in part by decreases in repair activities which by their very nature are impossible to predict.

As addressed further in Note 12 of the Notes to the Consolidated Financial Statements, the Environmental Protection Agency ("EPA") released for public comment the Proposed Plan for the clean-up of sediments in an area defined as the Shipyard Sediments Operable Unit at the Seattle Shipyard. The Company has communicated its opposition to the Proposed Plan and intends to vigorously contest a Record of Decision should it not address the Company's concerns.

Year to year comparisons:

1996 Compared with 1995
Net income for 1996 increased by 8% from 1995 levels as a result of the following components.

Revenues
Revenues for the fiscal year ended March 31, 1996 increased $32.6 million (47%) compared to the prior fiscal year. The increase in fiscal year 1996 sales was primarily attributable to the Mark II Ferry construction program partially offset by lower government maintenance work.

Cost of Sales
Fiscal year 1996 cost of sales increased $26.5 million (59%) compared to 1995 results as the Company's 1996 Mark II Ferry margins recognized were lower than the margins earned on maintenance work in 1995. As a result of this difference, costs of sales were 70% of sales in fiscal year 1996 compared to 65% of sales in 1995.

Administrative Expenses
Administrative expenses for the year were up $5.3 million (22%) from prior year results as the Company incurred higher than usual repair and maintenance costs preparing for the new construction project and added costs relating to the radio station acquisitions. These repair cost increases and radio station start-up costs were partially offset by changes in the estimate of workers' compensation insurance refunds for favorable claims experience during past fiscal years.

Contract Loss Reserves
In 1995, the Company utilized $1.0 million in contract loss reserves.

Operating Profit
Fiscal year 1996 operating profit decreased $.1 million (8%) compared to the prior fiscal year. The decrease in operating profit reflects lower contract margins on repair activities, increased administrative costs and modest start-up losses for the Company's radio station operations largely offset by increased Mark II Ferry construction overhead contribution.

Provision for Environmental Reserves
In fiscal year 1996, the Company did not add to its environmental provisions. In fiscal year 1995, the Company added $2.0 million in provisions for environmental liabilities for sites and circumstances where it was possible to make reasonable estimates of the Company's potential liability.

Investment and Other Income
Investment and other income decreased $.7 million compared to fiscal year 1995 results. Higher interest rates earned in fiscal year 1996 were offset by decreased investment balances compared to fiscal year 1995. Fiscal year 1995 investment and other income results included a $.4 million bankruptcy distribution. Fiscal year 1995 also benefited from a $.5 million gain on a land sale. Included in 1996 and 1995 other income results was a gain of $.2 million reflecting principal payments on bonds relating to the sale of the Company's former Galveston facility.

Income Taxes
For fiscal year 1996 and fiscal year 1995, the Company recognized no income tax expense as the expense was offset by a reduction in the deferred tax valuation reserve.


1995 Compared with 1994
Net income for 1995 was $3.8 million compared to a 1994 loss of $2.7 million as a result of the following factors.

Revenues
Revenues for the fiscal year ended April 2, 1995 increased $.5 million (1%) compared to the prior fiscal year. The increase in sales was primarily attributable to a high level of activity on a Navy contract. The increase in Navy revenues was largely offset by prior year activity on a conversion contract and an overhaul contract.

Cost of Sales
Fiscal year 1995 cost of sales decreased $14.9 million (25%) compared to 1994 results as the Company benefited from high margin work in 1995. Costs of sales were 65% of sales in fiscal year 1995 compared to 88% of sales in 1994 as fiscal year 1994 included two difficult conversion and overhaul contracts.

Administrative Expenses
Administrative expenses for fiscal year 1995 were $23.7 million in 1995 down $1.7 million (7%) compared to $25.4 million in 1994. The Company attributes this reduction in cost to its streamlining efforts partially offset by increased bid and proposal costs.

Contract Loss Reserves
In 1995, the Company utilized $1.0 million in contract loss reserves compared to $10.2 million in 1994.

Operating Profit
Fiscal year 1995 operating profit of $1.1 million increased $7.8 million from the fiscal year 1994 operating loss of $6.7 million as 1995 benefited from higher margin work and lower administrative expenses.

Provision for Environmental Reserves
In fiscal year 1995, the Company added $2.0 million in provisions for environmental liabilities for sites and circumstances where it was possible to make reasonable estimates of the Company's potential liability. In fiscal year 1994, the Company established environmental reserves of $6.5 million.

Gain on sale of facility
During the second quarter of fiscal year 1995, the Company sold its Alameda, California property to the U.S. Government for $.6 million and recognized a net gain of $.5 million. The Company sold its Galveston shipyard facilities in December 1993 to Galveston Wharves for $6 million, consisting of $.6 million cash with the balance financed with special revenue bonds issued to the Company. The Company is recognizing the gain on the sale as the bond payments are received and recognized a net gain of $.6 million in 1994. Included in 1995 other income was a gain of $.2 million reflecting a current period bond principal payment.

Investment and Other Income
Investment and other income decreased $.2 million compared to fiscal year 1994 results. Fiscal year 1995 activity benefited from Galveston bond interest income and principal payments of $.7 million, unclaimed bankruptcy distributions of $.4 million and increased interest income of $.6 million. 1994 activity included a $1.8 million gain from the settlement of a dispute with a former insurer.


Income Taxes
For fiscal year 1995, the Company recognized no income tax expense as the expense was offset by a reduction in the deferred tax valuation reserve. Fiscal year 1993 income tax benefits of $.3 million represent a refund of fiscal year 1993 estimated tax payments.

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


Liquidity, Capital Resources and Working Capital:

During fiscal year 1995, working capital decreased modestly by $1.8 million to $48.9 million at March 31, 1996 which includes restricted and unrestricted cash, cash equivalents and marketable securities of $43.1 million. The decrease in working capital is attributable to fixed asset additions and acquisition activity.

Expenditures for property, plant and equipment in fiscal year 1996 were $5.0 million compared to $3.3 million for the prior fiscal year and were attributable to Shipyard equipment purchases. These expenditures are in addition to ongoing repair and maintenance expenditures in the Shipyard of $6.1 million, $3.7 million, and $3.8 million in fiscal years 1996, 1995 and 1994, respectively. The Company anticipates a decrease from fiscal year 1996 property, plant and equipment expenditures and repair and maintenance expenditures levels as 1996 included efforts to prepare for construction of the Mark II Ferries. The future business plans of the Shipyard are not expected to require capital expenditures in excess of annual depreciation. Capital expenditures are expected to be financed out of cash flow.

The Company is required on some of its projects to provide customers with performance, contract and payment bonds. On December 28, 1994 Todd Pacific entered into an agreement with a surety pursuant to which the surety provided a contract bond for the Mark II Ferry contract. The contract bond is secured by Todd Pacific's machinery, equipment, inventory and trade accounts receivable on certain bonded jobs. The surety has also issued bonds totaling $4.1 million for current commercial repair jobs

Todd Pacific established an annually renewable $3 million revolving credit facility secured by a first lien on certain trade receivables. Outstanding borrowings under the credit facility may not exceed certain percentages of Todd Pacific's trade receivables.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND
        SUPPLEMENTARY DATA
See following page.

REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Todd Shipyards Corporation

We have audited the accompanying consolidated balance sheets of Todd Shipyards Corporation and subsidiaries (the "Company") as of March 31, 1996 and April 2, 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedule listed on the index at item 14(a). The financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Todd Shipyards Corporation and subsidiaries at March 31, 1996 and April 2, 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As  more  fully described in Note 1 to the financial  statements,
the   Company   changed  its  method  of  applying  general   and
administrative costs on contracts.

                                        /s/Ernst & Young LLP
Seattle, Washington
May 17, 1996

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 and APRIL 2, 1995
                                                1996     1995
                                                (in thousands)
ASSETS:
Cash and cash equivalents                    $  8,552 $ 11,966
Restricted cash                                 1,546      313
Securities available for sale                  33,036   41,901
Accounts receivable, less allowance for
 losses of $511 and $548, respectively
  U.S. Government                               2,731      435
  Other                                         6,299    6,331
Costs and estimated profits in excess of
 billings on incomplete contracts              15,063    6,392
Inventories                                     1,225    1,063
Other                                             254       61
Total current assets                           68,706   68,462

Property, plant and equipment, at cost         65,607   61,129
Less accumulated depreciation                  39,108   36,577
                                               26,499   24,552

Deferred pension asset                         17,201   15,564
Other                                           4,974    2,346
Total assets                                 $117,380 $110,924

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accruals                $ 11,831 $  7,076
Payrolls and vacations                          3,896    3,596
Treasury stock purchases payable                    -    2,525
Other                                             656      323
Taxes other than income taxes                   1,073    1,136
Income taxes                                    2,370    3,102
Total current liabilities                      19,826   17,758

Environmental reserves                          7,896    8,423
Accrued post retirement health benefits        22,278   22,310
Stockholders' equity:
Common stock $.01 par value-authorized
  19,500,000 shares, issued 11,956,033
  shares at March 31, 1996 and April 2, 1995,
  and outstanding 9,910,187 at March 31, 1996
  and 9,939,009 at April 2, 1995                  120      120
Additional paid-in capital                     38,181   38,181
Retained earnings                              38,696   33,576
                                               76,997   71,877
Less treasury stock                             9,617    9,444
Total stockholders' equity                     67,380   62,433
Total liabilities and stockholders'
 equity                                      $117,380 $110,924
The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years Ended March 31, 1996, April 2, 1995, and April 3, 1994
(In thousands of dollars)


                                     1996      1995       1994
Revenues                          $101,687  $ 69,096   $ 68,552
Operating Expenses:
 Cost of sales                      71,674    45,234     60,080
 Administrative expense             28,996    23,740     25,428
 Contract reserves utilization           -      (980)   (10,232)
 Subtotal                          100,670    67,994     75,276
Operating Income (Loss)              1,017     1,102     (6,724)
Provision for environmental
 reserves                                -    (2,000)    (6,500)
Closed facilities adjustment
 Galveston                               -         -      3,131
 Los Angeles                             -         -      2,522
Gain on sale of facility                 -       505        613
Investment and other income          3,115     3,795      3,981
Income (Loss) Before Income
 Taxes and Cumulative Effect of
 Change in Accounting Principle      4,132     3,402     (2,977)
Income tax provision (benefit)           -         -       (263)

Income (Loss) Before Cumulative
 Effect of Change in Accounting
 Principle                           4,132     3,402     (2,714)
Cumulative effect to April 3,
 1994 of accounting change,
 net of tax                              -       438          -
Net Income (Loss)                 $  4,132  $  3,840    $(2,714)

Net Income (Loss) per Common Share:
Income (Loss), before Cumulative
Effect of Change in Accounting
 Principle                        $   0.42  $    .32   $   (.24)
Cumulative effect of change
 in accounting principle                 -       .04          -
 Net Income (Loss)                $   0.42  $    .36   $   (.24)

Proforma amounts, Assuming the New
Accounting Method is Applied
 Retroactively:
 Net Income (Loss)                $  4,132  $  3,402   $ (4,034)
 Net Income (Loss) per Share           .42       .32       (.35)
Weighted Average Number of Shares
 (thousands)                         9,931    10,740     11,540

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 31, 1996, April 2, 1995, and April 3, 1994
(in thousands of dollars)

                                     1996      1995       1994
OPERATING ACTIVITIES:
Net income (loss)                 $  4,132    $3,840    $(2,714)

ADJUSTMENTS TO RECONCILE NET INCOME
  (LOSS) TO NET CASH PROVIDED BY
  (USED IN) OPERATING ACTIVITIES:
   Effect of change in accounting
     principle                           -      (438)         -
   Depreciation and amortization     3,208     3,078      3,173
   Increase (decrease) in
     environmental reserve            (527)    1,923      6,500
   Decrease in accrued loss on
     contracts                           -      (980)   (10,232)
   Los Angeles facility closure
     adjustment                          -       (35)    (2,636)
   Galveston facility closure
     adjustment                          -       (50)    (3,246)
CHANGES IN OPERATING ASSETS
   AND LIABILITIES
     Decrease (increase) in costs
       and estimated profits in
       excess of billings on
       incomplete contracts         (8,671)   (4,178)     2,479
     Increase (decrease) in
       accounts payable
       and accruals                  4,755      (190)       438
     Decrease (increase) in
       accounts receivable          (2,264)    1,377      9,460
     Increase in deferred
       pension asset                (1,637)   (1,627)    (1,925)
     Decrease in income taxes         (732)     (850)       (27)
     Increase (decrease) payrolls
       and vacations                   300        44     (1,105)
     Other                             835        83       (640)
Net cash - operating activities       (601)    1,997       (475)


                                     1996      1995       1994
INVESTING ACTIVITIES:
  Purchases of securities
    available for sale            $(19,774) $(10,297)  $(46,278)
  Maturities of securities
    available for sale              22,959    15,358     16,487
  Sales of securities
    available for sale               6,721     1,466      9,756
  Purchases of property, plant
    and equipment                   (4,954)   (3,287)    (2,655)
  Acquisition                       (3,850)        -          -
  Other                                 16       106        648
Net cash - investing activities      1,118     3,346    (22,042)

FINANCING ACTIVITIES:
  Purchases of treasury stock       (2,698)   (2,570)    (3,611)
  Decrease (increase) in
    restricted cash                 (1,233)    5,406      5,242
Net cash - financing activities     (3,931)    2,836      1,631

NET CHANGE IN CASH AND CASH
 EQUIVALENTS                        (3,414)    8,179    (20,886)
BEGINNING CASH AND CASH EQUIVALENTS 11,966     3,787     24,673
ENDING CASH AND CASH EQUIVALENTS  $  8,552  $ 11,966   $  3,787


Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                       $     3   $     3   $     26
    Income taxes                       541       900         27
  Noncash financing activities:
    Treasury stock purchases payable     -     2,525          -



The accompanying notes are an integral part of this statement

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended March 31, 1996, April 2, 1995, and April 3, 1994
(in thousands of dollars/shares)

                             Additional
                      Common  Paid-in  Retained Treasury  Total
                      Stock   Capital  Earnings   Stock   Equity
Balance at
 March 28, 1993     $  120  $ 38,181   $33,137 $  (738)  $70,700
Purchase of common
 shares for treasury                            (3,611)   (3,611)
Unrealized losses on
 marketable securities
 available-for-sale,
 net of tax                               (635)             (635)
1994 Net loss                           (2,714)           (2,714)
Balance at
 April 3, 1994         120    38,181    29,788  (4,349)   63,740
Purchase of common
 shares for treasury                            (5,095)   (5,095)
Unrealized losses on
 marketable securities
 available-for-sale,
 net of tax                                (52)              (52)
1995 Net income                          3,840             3,840
Balance at
 April 2, 1995         120    38,181    33,576  (9,444)   62,433
Purchase of common
 shares for treasury                              (173)     (173)
Unrealized gains on
 marketable securities
 available-for-sale,
 net of tax                                988               988
1996 Net income                          4,132             4,132
Balance at
 March 31, 1996     $  120  $ 38,181   $38,696 $(9,617)  $67,380


The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 1996, April 2, 1995, and April 3, 1994


1.  PRINCIPAL ACCOUNTING POLICIES

(A) Basis of Presentation - The consolidated financial statements include the accounts of Todd Shipyards Corporation (the "Company") and its wholly-owned subsidiaries Todd Pacific Shipyards Corporation ("Todd Pacific"), TSI Management, Inc. ("TSI") and Elettra Broadcasting, Inc. ("Elettra"). All intercompany transactions have been eliminated. The Company's policy is to end its fiscal year on the Sunday nearest March 31. Certain reclassifications with the consolidated financial statements have been made to conform to the current year presentation.

(B) Business - The Company's primary business is shipbuilding, conversion and repair for the United States Government, state ferry systems, and domestic and international commercial customers. Substantially all of the Company's work is performed at its Seattle Washington facility by a unionized production workforce. Through TSI, the Company's investment subsidiary, the Company has invested in Elettra, a radio station operator.

(C) Depreciation and Amortization - Depreciation and amortization are determined on the straight-line method based upon estimated useful lives or lease periods; however, for income tax purposes, depreciation is determined on both the straight-line and accelerated methods, and on shorter periods where permitted. Intangible assets, predominantly broadcasting licenses held by Elettra, are amortized using the straight-line method over the expected period of benefit ranging from 5 to 40 years.

(D) Revenues - Revenues consist of the estimated realizable value of work performed under construction, repair and conversion contracts. Profits on major contracts, those in excess of $3 million or six months duration, are recorded on the percentage-of-completion method (determined based on direct labor hours).
Losses on contracts are reported in the period when first estimated. Revisions to contract estimates are recorded as the estimating factors are refined. The effect of these revisions is included in income in the period the revisions are made.

(E) Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(F) Changes in Accounting Principles - Effective April 4, 1994 the Company changed its method of accounting for general and administrative costs from recognizing these expenses as contract costs to recognizing them as incurred which reflects the change, over time, in the Company's business from predominately longer term Department of Defense contracts to predominately shorter term commercial and government contracts. This change has been applied to general and administrative costs of prior years and results in a cumulative effect credit of $.4 million, which is included in income of the first quarter of fiscal year 1995. The effect of the change was to decrease income before the cumulative effect of the accounting change by $1,314 ($.12 per share) for the fiscal year ended April 2, 1995. There was no income tax effect as a result of the change.

(G) Income Taxes - Income taxes are determined in accordance with Statement of Financial Accounting Standards No. 109 which requires an asset and liability approach for financial accounting and reporting of income taxes. A valuation allowance is recorded to reduce deferred tax assets when realization of the tax benefit is uncertain.

(H) Inventories - Inventories, consisting of materials and supplies, are valued at lower of cost (principally average) or replacement market. The Company has many available sources of supply for its commonly used materials.

(I) Cash and Cash Equivalents - The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market instruments, investment grade commercial paper and U.S. Government securities. The carrying amounts reported in the balance sheet are stated at cost which approximates fair value.

(J) Securities Available for Sale - The Company considers all debt instruments purchased with a maturity of more than three months to be securities available for sale. Securities available for sale consist primarily of U.S. Government securities, investment grade commercial paper and equities and are valued based upon market quotes.

In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities", Company management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company's short-term and long-term investments are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of stockholders' equity.

(K)  New Accounting Standards  -
The Company implemented Statement of Financial Accounting Standards (Statement) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," during the first quarter of fiscal year 1996. Statement 121 establishes new accounting standards for measuring the impairment of long-lived assets. There was no impact of adopting Statement 121 on the Company's consolidated financial statements.

During fiscal year 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (Statement) No. 123 "Accounting for Stock-Based Compensation." Statement 123 is effective for fiscal years beginning after December 15, 1995. The Company anticipates continuing to account for stock based compensation according to Accounting Principles Board Opinion 25 "Accounting for Stock Issued to Employees." The Company will adopt the disclosure provisions of Statement 123 at the beginning of fiscal year 1997. It is anticipated that the impact of adopting Statement 123 will not have a material effect on the consolidated financial statements.


2.  RESTRICTED CASH AND SURETY LINE

On December 28, 1994 Todd Pacific entered into an agreement with a surety pursuant to which the surety will provide a contract bond for a contract to build three Jumbo Mark II class ferries ("Mark II Ferries")for the Washington State Ferry System ("Ferry System"). The contract bond is secured by Todd Pacific's machinery, equipment, inventory and trade accounts receivable on certain bonded jobs. The surety has also issued bonds totaling $4.1 million for current commercial repair jobs.

Prior to December 1994, Todd Pacific utilized a cash collateralized surety arrangement or posted cash in lieu of a performance bond. There were no cash collateralized surety arrangements on March 31, 1996 and $.1 million in such arrangements on April 2, 1995. Cash collateralized surety arrangements are classified as other current assets on the balance sheet.

Restricted cash includes retention relating to Mark II Ferry construction progress payments pursuant to contract terms.


3.  SECURITIES AVAILABLE FOR SALE

The following is a summary of available-for-sale securities:


                         Amor-    Gross      Gross     Estimated
                         tized  Unrealized Unrealized    Fair
(In thousands)            Cost    Gains      Losses      Value
March 31, 1996

U.S. Treasury securities
and agency obligations  $13,424  $    -      $  128     $13,296

U.S. corporate securities 8,131       8          51       8,088

Mortgage-backed
 securities               6,524       1          36       6,489

Total debt securities    28,079       9         215      27,873
Equity securities         4,603     560           -       5,163
                        $32,682  $  569      $  215     $33,036


                         Amor-    Gross      Gross     Estimated
                         tized  Unrealized Unrealized    Fair
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

The Company had no gross realized gains on sales of available-for-sale securities for the fiscal year ending March 31, 1996 or April 2, 1995. Gross realized gains on sales of available-for-sale securities were $19 thousand for the fiscal year ending
April 3, 1994. The Company had gross realized losses of $24 thousand on sales of available-for-sale securities during fiscal year 1996. The Company had no realized losses on sales of available-for-sale securities in fiscal years 1995 or 1994.

The amortized cost and estimated fair value of the Company's available-for-sale debt, mortgage-backed and equity securities are shown below:

                                                      Estimated
                                            Amortized    Fair
(In thousands)                                Cost       Value
March 31, 1996

Due in one year or less                     $ 6,978     $ 6,968

Due after one year through three years       14,577      14,416
                                             21,555      21,384

Mortgage-backed securities                    6,524       6,489
Equity securities                             4,603       5,163
                                            $32,682     $33,036

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


4.  CONTRACTS

Mark II Contract
The Company has a $181 million contract to construct three Mark II Ferries for the Washington State Ferry System. The Mark II Ferries are designed to transport 218 automobiles and 2,500 passengers each and will be the largest ferries in the Washington State Ferry System fleet. Fabrication of the Mark II Ferries began in August 1995. Delivery of the first ferry is scheduled for the fourth quarter of fiscal year 1997 and delivery of the second and third ferries is scheduled for fiscal year 1998 and 1999, respectively. As construction of the ferries progresses, revisions in cost and profit estimates for the contract will be made. Changes in these estimates may be a result of productivity factors, overhead costs, material costs, production schedules and levels of shipyard activity. Changes in the these factors could materially affect the Company's financial results.

Unbilled Receivables - Certain unbilled items on completed contracts included in accounts receivable were approximately $.3 million at March 31, 1996 and $2.7 million at April 2, 1995.

Retainages - Costs and estimated profits in excess of billings on incomplete contracts include $.4 million in retainages at March 31, 1996 and $0 million at April 2, 1995 (after deducting progress billings of $196 million and $154 million at March 31, 1996 and April 2, 1995, respectively). Retainages are generally due upon completion or acceptance of the contracted work and completion of related warranty periods.

Customers - Revenues from the U.S. Government were $35.5 million (35%), 41.2 million (60%) and $16.2 million (24%) in fiscal years 1996, 1995 and 1994, respectively. Revenues from the Washington State Ferry System were $40.7 million (40%), $8.3 million (12%) and $18.5 million (26%) in fiscal year 1996, 1995 and 1994, respectively.


5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and accumulated depreciation at March 31, 1996 and April 2, 1995 consisted of the following:

                                                 1996      1995
Land                                           $ 1,151   $ 1,151
Buildings                                        9,755     8,555
Piers, shipways and drydocks                    26,105    25,992
Machinery and equipment                         28,596    25,431
Total plant and equipment, at cost              65,607    61,129

Less accumulated depreciation                   39,108    36,577
Plant, property and equipment, net             $26,499   $24,552



6. EMPLOYEE BENEFIT PLANS

Union Pension Plans - Operating Shipyard- The Company participates in several multi-employer plans, which provide defined benefits to the Company's collective bargaining employees at its Shipyard. The expense for these plans totaled $2.5 million, $1.8 million and $2.2 million, for fiscal years 1996, 1995 and 1994, respectively.

Union Pension Plans - Previously Operated Shipyards- The Company is a sponsor of several union pension plans due to the prior operation of other shipyards. The ongoing operation and management of these plans is the responsibility of boards of trustees made up of equal numbers of Company and union representatives.

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

The components of net periodic pension cost (benefit) for the Retirement System defined benefit plan in fiscal years 1996, 1995 and 1994 are as follows (in thousands):


                                        1996      1995     1994
Service cost during the time period  $   195   $   248  $   333
Interest cost on projected benefit
 obligation                            2,184     2,179    2,325
Actual return on plan assets          (5,583)   (2,367)  (1,981)
Net amortization and deferral            342    (3,093)  (4,098)
Net periodic pension benefit before
 OBRA '90                             (2,862)   (3,033)  (3,421)
Transfer of assets for payment of
 retiree medical benefits
 (401(h) Plan)                         1,225     1,406    1,496
Net periodic pension cost (benefit) $ (1,637)  $(1,627) $(1,925)

Significant assumptions used in determining pension obligations, and the related pension expense, include a weighted-average discount rate of 7.25% at March 31, 1996 and 8% at April 2, 1995 and April 3, 1994, an assumed rate of increase in future compensation of 4.5% at March 31, 1996 and 5% at the end of fiscal years 1995 and 1994, and an estimate of expected long-term rate of return on plan assets of 7% at March 31, 1996 and 6.5% at the end of fiscal years 1995 and 1994. The decrease in the discount rate reflects the decrease in interest rates at March 31, 1996. The change in assumed increases in future compensation incorporates reduced inflation expectations. The increase in long-term plan asset rates of return reflects current and expected plan asset portfolio investment allocations.

The following table sets forth the Retirement System plan's funded status and amounts recognized in the Company's consolidated balance sheets at March 31, 1996 and April 2, 1995 for the Retirement System defined benefit plan (in thousands):

                                                 1996      1995
Actuarial present value of benefit obligation:
  Accumulated benefit obligations,
  fully vested                                 $28,371   $27,566
Projected benefit obligation                   $29,810   $28,651
Plan's assets at fair value                     52,525    49,932
Plan's assets in excess of projected
  benefit obligation                            22,715    21,281
Unrecognized net loss                            6,559     8,771
Unrecognized net transition asset being
  recognized over 15 years                     (12,073)  (14,488)
Deferred pension asset                         $17,201   $15,564

The Retirement System plan assets consist principally of common stocks and U.S. Government and corporate obligations.

Under a provision of the Omnibus Budget Reform Act of 1990 ("OBRA '90") the Company transferred approximately $1.2 million in excess pension assets from its Retirement System into a fund to pay fiscal year 1996 retiree medical benefit expenses. OBRA '90, was modified by the Retirement Protection Act of 1994 to extend annual excess asset transfers through the fiscal year ending March 2001.

Savings Investment Plan
The Company sponsors a Savings Investment Plan (the "Savings Plan"), under Internal Revenue Code Section 401, covering substantially all non-union employees. Under the Savings Plan, the Company at its sole discretion can contribute an amount equal to up to 6% of each participant's annual salary depending on the participant's Savings Plan contributions, and the Company's profits and performance. The Company has made no contributions to the Savings Plan during the last three years.

Post Retirement Group Health Insurance Program - The Company sponsors a defined benefit retirement health care plan that provides post retirement medical benefits to former full-time exempt employees, and their spouses, who met specified criteria. The Company terminated post retirement health benefits for any employees retiring subsequent to May 15, 1988. The retirement health care plan contains cost-sharing features such as deductibles and coinsurance. These benefits are funded monthly through the payment of group health insurance premiums.

The actuarially calculated components of net periodic post retirement health care benefit cost for the defined benefit plan in fiscal years 1996, 1995 and 1994 are as follows (in thousands):

                                        1996      1995      1994
Service costs                        $     -   $     -   $     -
Interest cost on projected
  benefit obligation                   1,180     1,343     1,533
Return on plan assets                      -         -         -
Net amortization of gain                (276)     (182)     (200)
Net period postretirement benefit
 cost                                $   904   $ 1,161   $ 1,333

Current year plan contributions      $ 1,274   $ 1,467   $ 1,551

Since such benefit obligations do not accrue to current employees of the Company, there is no current year service cost component of the accumulated post retirement health benefit obligation.

For fiscal year 1996, the weighted average discount rate and rate of increase in the per capita cost of covered benefits (i.e., health care cost trend) used in determining the actuarial present value of the accumulated health benefit obligation were 6.5% and 8% grading down to 5% over 20 years, respectively. The 1996 weighted average discount rate reflects changes in economic conditions. The 1996 health care cost trend reflects the expectation that long term medical cost growth trends will not stay at current levels. For fiscal year 1995, the weighted average discount rate and rate of increase in the per capita cost of covered benefits were 7% and 8%, respectively. For fiscal year 1994, the weighted average discount rate and rate of increase in the per capita cost of covered benefits were 8% and 12% grading down to 5% over 21 years, respectively. In accordance with Statement of Financial Accounting Standards 106, "Employers' Accounting for Post retirement Benefits Other Than Pensions", retirement health care plan gains or losses exceeding 10% of the benefit obligation are amortized over the beneficiaries average remaining life expectancy (11 years). The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated post retirement health benefit obligation as of March 31, 1996 by $2.0 million and the interest cost component of net periodic post retirement benefit cost for 1995 by $.1 million.

The following table sets forth the amounts recognized in the Company's consolidated balance sheet at March 31, 1996 and April 2, 1995 for the post retirement health benefit obligation (in thousands):
                                                 1996      1995
Accumulated post retirement health benefit
 obligation                                     $20,016  $19,877
Plan assets                                           -        -
Accumulated post retirement health benefit
 obligation in excess of plan assets             20,016   19,877
Unrecognized net gain                             3,378    3,887
Accrued post retirement health benefits          23,394   23,764
Less estimated current portion of obligations
 classified as accrued expenses                   1,116    1,454
Long-term portion of accrued post retirement
 health benefits                                $22,278  $22,310

7. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

                                     1996      1995      1994
Current:  federal                  $     -   $     -   $  (263)
          state and local                -         -         -
Deferred: federal                        -         -         -
          state and local                -         -         -
Total income tax provision         $     -   $     -    $ (263)

The Company records its deferred tax benefits on the balance sheet net of a valuation reserve due to the lack of reasonable assurance that they will be realized.

The provision (benefit) for income taxes differs from the amount of tax determined by applying the federal statutory rate for the following reasons (in thousands):


                                     1996      1995      1994
Tax provision (benefit) at
  federal statutory tax rate       $ 1,446   $ 1,344   $(1,042)
Increase (decrease) in valuation
  allowance                           (829)     (908)    1,261
Tax rate differential                    -         -      (232)
Tax effect of adjustment of
  contingent liabilities              (541)     (850)      (27)
Other - net                            (76)      414      (223)
                                   $     -   $     -   $  (263)


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities at March 31, 1996, April 2, 1995 and April 3, 1994 were as follows (in thousands):

                                        1996     1995     1994
Deferred income tax assets:
Business credit carryforwards          $7,269   $8,092   $9,429
Alternative minimum tax credit
carryforwards                           2,874    2,874    2,874
Accrued employee benefits               9,214    9,272   10,026
Environmental reserve                   2,490    2,815    2,138
Contract deferrals                      1,115      958    1,442
Deferred gain on sale of facility         601      627      847
Securities available-for-sale               -      241        -
Reserve for doubtful accounts             179      192      228
Other                                   1,087      802      607
Total deferred income tax assets       24,829   25,873   27,591
Valuation reserve for deferred
tax assets                            (13,872) (14,701) (15,609)
Net deferred tax assets                10,957   11,172   11,982

Deferred income tax liabilities:
Accelerated depreciation                4,739    5,488    6,344
Deferred pension income                 6,020    5,447    4,878
Completed contracts                         -        -      703
Securities available-for-sale             124        -        -
Other                                      74      237       57
Total deferred income tax liabilities  10,957   11,172   11,982

Net deferred taxes                    $     -  $     -  $     -


The Company had, for federal income tax purposes, tax credit carryforwards of $7.3 million and $8.1 million at March 31, 1996 and April 2, 1995, respectively. If not utilized, these carryforwards will expire in fiscal years 1997 through 2001

In addition, the Company has paid approximately $2.9 million of alternative minimum taxes on alternative minimum taxable income from fiscal years 1988 through 1992, which will be allowed as a credit carryforward against regular federal income taxes in future years in the event regular federal income taxes exceed the alternative minimum tax.


8.  LEASES

Operating lease payments charged to expense were $.9 million, $.5 million, and $.7 million for fiscal years 1996, 1995 and 1994, respectively. Certain leases contain renewal options and escalation clauses. Minimum lease commitments at March 31, 1996 are summarized below (in thousands):
                                                      Operating
                                                        Leases
1997                                                  $   345
1998                                                      333
1999                                                      299
2000                                                      273
2001                                                      244
Thereafter                                              1,172

Total minimum lease commitments                       $ 2,666


9.  INCENTIVE STOCK OPTION PLAN

On September 23, 1993 Company shareholders approved an incentive stock compensation plan under which key employees may be granted stock purchase options, restricted stock and stock appreciation rights. The purpose of the plan is to encourage the acquisition of the Company's common stock by key employees who perform significant services for the benefit of the Company and to serve as a means of attracting and retaining outstanding employees. There are five hundred thousand shares of common stock of the Company reserved for award under this plan. Stock option awards require, among other things, that the key employee remain an employee of the Company during the period of the stock option, subject to certain provisions, and that the stock option price will not be less than 100% of the fair market value of the common stock on the date of the grant.

A summary of the Company stock options issued and outstanding is as follows:
                                                      Exercise
                                        Shares         Price

Outstanding at April 3, 1994                  -         -
Granted                                 210,000    $4.25-$4.50
Outstanding at April 2, 1995            210,000    $4.25-$4.50
Granted                                 100,000    $6.00
Outstanding at March 31, 1996           310,000    $4.25-$6.00

Available for grant at March 31, 1996   190,000

Options totaling 192,333 and 134,500 shares were exercisable at March 31, 1996 and April 2, 1995, respectively. As of March 31,
1996 there have been no awards of restricted stock or stock appreciation rights.


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

11.  FINANCING ARRANGEMENTS

Todd Pacific utilizes an annually renewable $3 million revolving credit facility secured by a first lien on certain trade receivables. Outstanding borrowings under the credit facility may not exceed certain percentages of Todd Pacific's trade receivables. There were no balances outstanding at March 31, 1996.


12. ENVIRONMENTAL MATTERS

The Company faces potential liabilities in connection with the alleged presence of hazardous waste materials at certain of its closed shipyards, at its Shipyard and at several sites used by the Company for disposal of alleged hazardous waste. The Company continues to analyze environmental matters and associated liabilities for which it may be responsible. No assurance can be given as to the existence or extent of any environmental liabilities until such analysis has been completed. The eventual outcome of all environmental matters cannot be determined at this time, however, the analysis of some matters have progressed sufficiently to warrant establishment of reserve provisions in the accompanying consolidated financial statements.

The Company and several other parties have been named as potentially responsible parties ("PRPs") by the Environmental Protection Agency ("EPA") pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") in connection with the documented release or threatened release of hazardous substances, pollutants and contaminants at the Harbor Island Superfund Site (the "Site"), upon which the Shipyard is located.

To date, the EPA has separated the Site into two operable units (Soil and Groundwater Unit and Shipyard Sediments Unit). The Company, along with a number of other Harbor Island PRPs, received a Special Notice Letter from the EPA on May 4, 1994 pursuant to section 122 (e) of CERCLA. The Company entered into a Consent Decree for the Soil and Groundwater Operable Unit in September 1994 under which the Company has agreed to remediate the designated contamination on its property. That remediation is anticipated to begin during late 1996 or early 1997. The Company and EPA currently are negotiating the extent and methodology of that remediation. The Company has included an estimate of the potential clean-up liability in its below stated reserve.

In October 1995 the EPA released for public comment the Proposed Plan ("Proposed Plan") for the clean-up of sediments within the Shipyard Sediments Operable Unit. That Proposed Plan includes four possible clean-up alternatives ranging from taking no-action to dredging and removing the alledged contaminated sediments.
The EPA Proposed Plan estimates the CompanyOs share of any clean-up effort could range from no cost if no-action were taken to $30 million for a broadly defined effort. The Company provided comments to the EPA during the public comment period for the Proposed Plan and challenged the EPAOs conclusions. The Company disputes the identification of a separate Shipyard Sediment Unit, the scope of the work identified in the Proposed Plan and the timing of the clean-up effort. After the EPA considers the public comments received, it will issue a Record of Decision ("ROD") stating which clean-up action EPA believes should be undertaken. Subsequent to the issuance of the ROD, the EPA will meet with the Company and other affected parties to negotiate the scope of clean-up activities. The Company intends to vigorously contest the ROD should it not reflect issues addressed by the Company in its public comments to the EPA. The Company cannot estimate a timeline for resolving the issues relating to any potential clean-up of the Shipyard Sediment Unit. The Company does not believe an estimate of any potential liability related to the alledged contaminated sediments can be made at this time. Consequently, the Company has not included an estimate of its potential sediments liability in the below stated accrual.

In January 1990, the Company was notified that it was a PRP in an action brought by the National Oceanic and Atmospheric Administration ("NOAA") for alleged damages caused to the coastal and marine natural resources in the Duwamish River and Elliott Bay off the Harbor Island Site. Subsequent to this notification, NOAA brought suit against the City of Seattle and the Governmental agency responsible for sewage treatment in the Seattle area ("Metro") for their contributions of hazardous materials to the Duwamish River and Elliott Bay. This litigation was settled between the parties. While NOAA, the City of Seattle and Metro retain the right to bring suit against all the other named PRPs, including the Company, the Company has not been contacted since the January 1990 notification. The Company does not believe that an estimate of any potential liability relating to these actions can be made at this time.

The Company has been notified by the EPA that the Casmalia Resources Hazardous Waste Management Facility in Santa Barbara County, California is undergoing remediation and closure under the Resource Conservation and Recovery Act. It is alleged that the Los Angeles Division of Todd Pacific deposited certain production wastes and by-products at this disposal site throughout the 1980's. The Company has been participating in settlement discussions with other PRPs and the EPA as a member of the Steering Committee. The Company has included an estimate of the potential liability for this site in its below stated reserves. Investigation continues on this site.

In June 1989, the Company was notified by the City of Hoboken, New Jersey (the "City") that a volume of oil had been discovered on the surface of the property that had been owned and operated as the Hoboken Division of the Company. In June 1992, the City and the Company were named as PRPs by the State of New Jersey (the "State"). The City has undertaken a clean-up of the property. The State has issued a Notice of Violation against the Company pursuant to the New Jersey Spill Act ("Spill Act"). The City and the State allege that the Company abandoned three underground storage tanks in 1969 when the property was sold to the City and that the discovered surface oil spilled from those tanks. In April 1994 the City of Hoboken initiated a civil action against the Company entitled City of Hoboken v. Todd et al. for contribution under the Spill Act seeking reimbursement for all monies expended for the cleanup of the Hoboken property. Also named in the suit is the developer who allegedly trespassed onto the property and caused the oil spill and several insurance companies who allegedly issued comprehensive general liability insurance policies in favor of the City of Hoboken covering the property. The Company is vigorously defending this action. The Company has included an estimate of the potential liability for the site in its below stated reserves.

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

In November 1987, the Company was identified as a PRP by the EPA in conjunction with the cleanup of the Operating Industries, Inc. ("OII") hazardous materials disposal site at Monterey Park, California. In September 1995 the Company entered into a Partial Consent Decree with the EPA to contribute $.6 million as its partial share of remediation costs at the OII site which encompasses all costs assessed to date. Payment to the EPA is expected in summer 1996. A proposed final consent decree for site remediation is not expected from the EPA until calendar 1997. The cost of the partial settlement and future final consent decree settlement is assumed in the below stated reserve.

The Company was identified as a PRP in 1986 as a generator of materials deposited at the Maxey Flats Disposal Site in Fleming County, Kentucky and specifically has been identified as a de minimis contributor based on its volume of less than .25% of the total site makeup. These materials were allegedly generated from work the Company performed for the United States Department of Commerce Maritime Administration ("MARAD") on the nuclear ship NS SAVANNAH during the 1960's and 1970's. The EPA invited the Company to participate with the de minimis coordinating committee to resolve its alleged liability on a volume contribution basis and as a result, the Company has agreed to settle its potential liability in this matter for a cash payment of $.2 million. Payment to the EPA is anticipated in summer 1996. The Company has included the settlement payment in the below stated reserve. The Company plans to pursue MARAD reimbursement for this cash payment.

The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances at Company facilities. The Company and its insurers are vigorously defending these actions. The Company has included an estimate of the potential liability for these issues in its below stated reserves.

The Company has provided aggregate reserves of $7.9 million for these contingent liabilities. No amount has been taken into consideration for the possible recovery of these amounts through right of contribution actions against prior landowners and others that may have been responsible for the alleged damage to the various sites. No assurance can be given that the $7.9 million reserve is adequate to cover all potential remediation costs and related expenses or awards the Company could incur. Where appropriate, the Company has recognized insurance recoveries that are probable of realization.


13. SUBSEQUENT EVENT

The Company owned 120,200 shares of another corporation's common stock ("Investee") at March 31, 1996, reflected as an available-for-sale marketable security investment in the accompanying consolidated balance sheet. There is a common director of the Company and the Investee. The fair market value of the Investee common stock was approximately $1.8 million at March 31, 1996. Subsequent to fiscal year end March 31, 1996, the Company sold 70,000 shares of the Investee common stock for $1.7 million, a gain of $.9 million ($.09 per share). This gain will be recorded in the Company's first quarter 1997 results for the period ending June 30, 1996. The remaining shares will continue to be classified as available-for-sale securities on the balance sheet.


14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Financial results by quarter for the fiscal years ended March 31, 1996 and April 2, 1995 are as follows (in thousands):

                                              Cumulative
                           Operating          effect of     Net
                            income    Income  accounting   income
                 Revenues   (loss)    (loss)    change     (loss)
1st Qtr 1996    $ 12,952  $   (800)  $    59   $     -   $    59
2nd Qtr 1996      26,837        (1)      689         -       689
3rd Qtr 1996      21,783     1,240     2,059         -     2,059
4th Qtr 1996      40,115       578     1,325         -     1,325
                $101,687  $  1,017  $  4,132   $     -   $ 4,132

1st Qtr 1995    $ 14,469  $ (1,963)  $(1,013)  $   438   $  (575)
2nd Qtr 1995      10,372    (  499)    1,117         -     1,117
3rd Qtr 1995      15,551       337     1,250         -     1,250
4th Qtr 1995      28,704     3,227     2,048         -     2,048
                $ 69,096  $  1,102   $ 3,402   $   438   $ 3,840


Earnings per share of common stock:
                                               Cumulative
                                               effect of   Net
                                      Income   accounting income
                                      (loss)     change   (loss)

1st Qtr 1996                         $  0.01   $     -  $  0.01
2nd Qtr 1996                            0.07   $     -  $  0.07
3rd Qtr 1996                            0.21   $     -  $  0.21
4th Qtr 1996                            0.13   $     -  $  0.13

1st Qtr 1995                         $ (0.09)  $  0.04  $ (0.05)
2nd Qtr 1995                            0.10         -  $  0.10
3rd Qtr 1995                            0.12         -  $  0.12
4th Qtr 1995                            0.19         -  $  0.19

The cumulative effect of changes in accounting principles amount is net of income tax effect. Each quarter is 13 weeks in length.
Fiscal year 1995 fourth quarter net income reflects high Navy contract activity.


Todd Shipyards Corporation
Schedule II - Valuation and Qualifying Reserves
For years ending March 31, 1996, April 2, 1995 and April 3, 1994
(in thousands)


Reserves deducted from assets to which they apply - Allowance for doubtful accounts:

                                     Year      Year      Year
                                     ended     ended     ended
                                   March 31,  April 2,  April 3,
                                     1996       1995      1994
Balance at beginning of period     $   548    $   653   $ 1,807
Charged to costs and expenses           68          -         -
Deductions from reserves (1)          (105)      (105)   (1,154)
Balance at close of period         $   511    $   548   $   653

Notes:
(1) Deductions from reserves represent uncollectible accounts written off less recoveries. Deductions to the allowance account include $100 thousand and $604 thousand credited to other income in fiscal years 1995 and 1994, respectively, for changes in the Company's business volume.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCED DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   **

ITEM 11. EXECUTIVE COMPENSATION

   **

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

   **

ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS

   **

** The information for the above items will be provided in the 1996 Proxy Statement.

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

(b)  Reports on Form 8-K

The Company filed no reports on Form 8-K during the fourth quarter ended March 31, 1996.



TODD SHIPYARDS CORPORATION
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
COVERED BY REPORT OF INDEPENDENT AUDITORS

Items 14(a) 1 & 2

Report of Ernst & Young LLP Independent Auditors.............

Consolidated Balance Sheets at March 31, 1996
  and April 2, 1995..........................................

Consolidated Statements of Operations
For the years ended March 31, 1996,
  April 2, 1995 and April 3, 1994 ..........................

Consolidated Statements of Cash Flows
For the years ended March 31, 1996,
  April 2, 1995 and April 3, 1994 ..........................

Consolidated Statements of Stockholders Equity
  For the years ended March 31, 1996,
  April 2, 1995 and April 3, 1994 ..........................

Notes to Consolidated Financial Statements
For the years ended March 31, 1996,
  April 2, 1995 and April 3, 1994 ..........................

Supplementary Information:
  Quarterly Financial Data (unaudited).......................

Consolidated Financial Statement Schedule:
  II-Valuation and Qualifying Reserves.......................

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

 3-2   By-Laws of the Company dated November 29, 1990,      *
       as amended October 1, 1992 filed in the Company's
       Form 10-K Report for 1993 as Exhibit 3-2.

 10-1  Lease Agreement of floating drydock YFD-70 dated      #
       April 16, 1996 between the Company and NAVSEA.

 10-2  Lease Agreement of floating drydock YFD-54 dated      *
       April 1, 1987 between the Company and NAVSEA and amendments thereto filed in the Company's Form 10-K
       Report for 1995 as Exhibit 10-2.

 10-3  Collective Bargaining Agreement between Todd          *
       Pacific, Seattle Division and the Metal Trades
       Dept. of the A.F.L.- C.I.O., the Pacific Coast
       Metal Trades District Council, the Seattle Metal
       Trades Council and the International Unions signatory thereto dated April 1, 1993 filed in the Company's Form 10-K Annual Report for 1994 as
       Exhibit 10-4.

10-4   Project Agreement between Todd Pacific, Seattle       *
       Division and the Metal Trades Dept. of the A.F.L.
       - C.I.O., the Pacific Coast Metal Trades District Council, the Seattle Metal Trades Council and the International Unions signatory thereto dated August 1994 filed in the Company's Form 10-K Report for
       1995 as Exhibit 10-4.

10-5   Unsigned executed copy of Harbor Area Lease           *
       Agreement No. HA-2202 dated March 21, 1985 between the Company and the State of Washington Dept. of Natural Resources filed in the Company's Form 10-K
       Report for 1995 as Exhibit 10-5.

10-6   Harbor Area Lease Agreement No. 2590 dated            *
       December 13, 1982 between the Company and the State of Washington Dept. of Natural Resources filed in the Company's Form 10-K Report for 1995 as Exhibit 10-6.

10-7   Harbor Area Lease Agreement No. 22-090038 dated       *
       September 1, 1986 between the Company and the State of Washington Dept. of Natural Resources filed in the Company's Form 10-K Report for 1995 as Exhibit 10-7.

10-8   Harbor Area Lease Agreement No. 22-090039 dated       *
       September 1, 1986 between the Company and the State of Washington Dept. of Natural Resources filed in the Company's Form 10-K Report for 1995 as Exhibit 10-8.

10-9   Savings Investment Plan of the Company effective      *
       April 1, 1989 filed in the Company's Form 10-K
       Report for 1995 as Exhibit 10-9.

10-10  Todd Shipyards Corporation Retirement System Plan     *
       and Amendments thereto filed in the Company's Form
       10-K Report for 1995 as Exhibit 10-10.

10-11  Contracts for the Modification and Repair of the      *
       SS Kauai and for the SS Maui for the Matson
       Navigation Company, Inc. by Todd Pacific dated
       February 4, 1993 filed in the Company's Form 10-K
       Annual Report for 1994 as Exhibit 10-12.

10-12  Contract with the State of Washington for repair      *
       of the MV Tillikum by Todd Pacific dated May 10,
       1993 filed in the Company's Form 10-K
       Annual Report for 1994 as Exhibit 10-13.

10-13  Purchase and Sale Agreement and Deed of Trust         *
       relating to the sale of the Company's Galveston facility to the Galveston Wharves dated December
       16, 1993 filed in the Company's Form 10-K
       Annual Report for 1994 as Exhibit 10-14.

10-14  Employment contract between Todd Pacific and Roland   *
       H. Webb dated December 27, 1994 filed in the Company's Form 10-K Report for 1995 as Exhibit 10-14.
10-15  Contract between Todd Pacific and the Washington      *
       State Ferries, a division of the Washington State Department of Transportation for the construction of one Jumbo Mark II Class Ferry dated January 30, 1995 filed in the Company's Form 10-K Report for 1995 as
       Exhibit 10-15.

10-15(a) Change Order Estimate from the Washington State
       Ferries, amending Exhibit 10-15 and exercising its Option for the construction of the second and third
       Jumbo Mark II Class Ferries dated June 14, 1995.      #

10-16  Contract No. N000024-91-C-8503 between Todd Pacific   *
       and the Department of the Navy for the maintenance and repair of supply ships filed in the Company's Form
       10-K Report for 1995 as Exhibit 10-16.

10-17  Documents pertaining to the bonding arrangements of   *
       Todd Pacific relating to the Ferry Contract (Exhibit 10-16): Underwriting and Continuing Indemnity Agreement, Security Agreement, Pledge Agreement, Intercompany Credit Agreement, Preferred Mortgage of vessel
       EMERALD SEA, UCC-1 Financing Statement, and UCC-2 Fixture Statement filed in the Company's Form 10-K Report for 1995 as Exhibit 10-17.

10-18  Documents pertaining to revolving line of credit      *
       agreement between Todd Pacific and U.S. Bank of Washington, National Association: Security Agreement, Commercial Guaranties, Corporate Resolution to Borrow, Corporate Resolutions to Guaranty/Grant Collateral, Business Loan Agreement, Disbursement Request and Authorization Agreement, Accounts Receivable Collateral Parameters Agreement, Promissory Note, and UCC-1 Financing Agreement filed in the Company's Form 10-K Report for 1995 as Exhibit 10-18.

10-19  Todd Shipyards Corporation Incentive Stock            *
       Compensation Plan effective October 1, 1993, approved by the shareholders of the Company at the 1994 Annual Meeting of Shareholders filed in the Company's Form 10-K Report for 1995 as Exhibit 10-19.

10-20  Grant of Nonqualified Stock Option dated              *
       June 24, 1994 to Patrick W.E. Hodgson pursuant to the Incentive Stock Compensation Plan
       (Exhibit 10-19) filed in the Company's Form 10-K
       Report for 1995 as Exhibit 10-20.

10-21  Grant of Incentive Stock Option dated June 24, 1994   *
       to Roland H. Webb pursuant to the Incentive
       Stock Compensation Plan (Exhibit 10-19) filed in the
       Company's Form 10-K Report for 1995 as Exhibit 10-21.

10-22  Grant of Incentive Stock Option dated September 29,   *
       1994 to Stephen G. Welch pursuant to the Incentive Stock Compensation Plan (Exhibit 10-19) filed in the Company's Form 10-K Report for 1995 as Exhibit 10-22.

10-23  Grant of Incentive Stock Option dated September 29,   *
       1994 to Michael G. Marsh pursuant to the Incentive Stock Compensation Plan (Exhibit 10-19) filed in the Company's Form 10-K Report for 1995 as Exhibit 10-23.

10-24  Separation Agreement between the Company and David   *
       K. Gwinn dated March 3, 1995 filed in the Company's
       Form 10-K Report for 1995 as Exhibit 10-24.

10-25  Form of Grant of Non-Qualified Stock Options dated   #
       July 17, 1995 to Patrick W.E. Hodgson pursuant to the Incentive Stock Compensation Plan
       (Exhibit 10-19).

10-26  Form of Grant of Incentive Stock Options dated       #
       July 17, 1995 to certain key employees pursuant to the Incentive Stock Compensation Plan (Exhibit 10-19).

18-1   Letter dated 8/17/94 from Ernst & Young, LLP         *
       regarding changes in accounting principles.

22-1   Subsidiaries of the Company.                         #

27     Financial Data Schedule.                             #

28-1   Unsigned unexecuted copy of Indemnity Agreement      *
       between the Company and ACSTAR Insurance Company filed in the Company's Form 10-K Report for 1995 as
       Exhibit 28-1.

Note:  All Exhibits are in SEC File Number 1-5109.
       *  Incorporated herein by reference.
       #  Filed herewith.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TODD SHIPYARDS CORPORATION
Registrant


By: /s/ Patrick L. Duong
    Patrick L. Duong
    Chief Financial Officer
    and Treasurer
    June 1, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Brent D. Baird                 /s/ Steven A. Clifford
Brent D. Baird, Director           Steven A. Clifford, Director
June 1, 1996                       June 1, 1996



/s/ Patrick W.E. Hodgson           /s/ Joseph D. Lehrer
Patrick W.E. Hodgson,              Joseph D. Lehrer, Director
Chairman, Chief Executive          June 1, 1996
Officer, and Director
June 1, 1996


/s/ Philip N. Robinson             /s/ John D. Weil
Philip N. Robinson, Director       John D. Weil, Director
June 1, 1996                       June 1, 1996


/s/ Patrick L. Duong
Patrick L. Duong
Chief Financial Officer
and Treasurer
Principal Financial Officer and
Principal Accounting Officer
June 1, 1996