Form 10-Q
period 1996-06-30
TODD SHIPYARDS CORP
filed 1996-08-02
CIK 98537

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549



                             FORM 10-Q



(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      (No Fee Required)


      For the quarterly period ended June 30, 1996
      Commission File Number 1-5109



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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [X]



There were 9,910,187 shares of the corporation's $.01 par value common stock outstanding at July 30, 1996.




PART I   FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND
RETAINED EARNINGS

Quarterly Periods Ended June 30, 1996 and July 2, 1995
(In thousands, except per share data)

                                                 Quarter Ended
                                              6/30/96     7/2/95

Revenue                                      $ 30,231   $ 12,952

Operating expenses:
 Cost of sales                                 24,261      8,896
 Administrative and manufacturing
   overhead expense                             8,498      4,856

 Total operating expenses                      32,759     13,752

Operating loss                                 (2,528)      (800)
Gain on sale of available-for-sale security     1,719          -
Investment and other income                       840        859

Income before income taxes                         31         59

Income tax expense                                  -          -

Net income                                   $     31   $     59


Earnings per share                           $      -   $    .01

Weighted average number of shares               9,910      9,939



Retained earnings at beginning of period     $ 38,696   $ 33,576
Income for the period                              31         59
Unrealized gain (loss) on
 available-for-sale securities                   (342)       591

Retained earnings at end of period           $ 38,385   $ 34,226


The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
Periods Ended June 30, 1996 and March 31, 1996
 (in thousands of dollars)
                                              6/30/96    3/31/96
ASSETS:                                     (Unaudited) (Audited)
Cash and cash equivalents                     $ 8,500    $ 8,552
Restricted cash                                 2,283      1,546
Securities available for sale                  32,172     33,036
Accounts receivable, less allowance for losses
  of $511 at June 30,1996 and March 31, 1996
  US Government                                 1,169      2,731
  Other                                         4,693      6,299
Costs and estimated profits in excess
 of billings on incomplete contracts           11,277     15,063
Inventories                                     1,297      1,225
Other                                             664        254

Total current assets                           62,055     68,706

Property, plant and equipment, at cost         66,090     65,607
Less accumulated depreciation                  39,960     39,108

                                               26,130     26,499
Deferred pension asset                         17,535     17,201
Other assets                                    4,971      4,974
Total assets                                $ 110,691  $ 117,380

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accruals                $  6,615   $ 11,831
Payrolls and vacations                          3,739      3,896
Income taxes                                    2,026      2,370
Taxes other than income taxes                     950      1,073
Other                                             613        656

Total current liabilities                      13,943     19,826

Environmental reserves                          7,497      7,896
Accrued post retirement health benefits        22,182     22,278

Stockholders' equity:
Common stock, $.01 par value - authorized
 19,500,000 shares, issued 11,956,033 shares
 at June 30, 1996 and March 31, 1996, and
 outstanding 9,910,187 at June 30, 1996
 and March 31, 1996                               120        120
Additional paid-in capital                     38,181     38,181
Retained earnings                              38,385     38,696

                                               76,686     76,997
Less treasury stock                             9,617      9,617
Total stockholders' equity                     67,069     67,380

Total liabilities and stockholders' equity  $ 110,691  $ 117,380

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Quarterly Periods Ended June 30, 1996 and July 2, 1995
(in thousands of dollars)
                                                 Period Ended
                                               6/30/96    7/2/95
Cash flows from operating activities:
Net income                                        $ 31      $ 59
Adjustments to reconcile net income to
 net cash used in operating activities:
 Depreciation and amortization                     875       690
 Gain on sale of available-for-sale security    (1,719)        -
 Decrease  in accounts payable
  and accruals                                  (5,216)   (2,842)
 Decrease  in costs and estimated
  profits in excess of billings
  on incomplete contracts                        3,786     3,826
 Decrease (increase) in accounts receivable      3,168    (1,661)
 Increase in other current assets                 (410)     (980)
 Decrease in environmental reserves               (399)     (191)
 Decrease in income taxes                         (344)     (289)
 Increase in deferred pension asset               (334)     (334)
 Decrease in payrolls and vacations               (157)     (169)
 Other, net                                       (300)     (297)
Total adjustments                               (1,050)   (2,247)

Net cash used in operating activities           (1,019)   (2,188)

Cash flows from investing activities:
Purchases of securities available for sale      (3,723)   (4,506)
Sale of marketable securities                    3,146         -
Maturities of securities available for sale      2,763     5,075
Capital expenditures                              (482)   (1,662)

Net cash provided by (used) in investing
 activities                                      1,704    (1,093)

Cash flows from financing activities:
Increase in restricted cash                       (737)     (100)
Purchase of treasury stock                           -    (2,525)

Net cash used in financing activities             (737)   (2,625)

Net change in cash and cash equivalents            (52)   (5,906)
Cash and cash equivalents at beginning of
 period                                          8,552    11,966

Cash and cash equivalents at end of period       8,500     6,060

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                      $     -   $     -
 Income taxes                                      291       276
The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Todd Shipyards Corporation (the "Company") has filed its
Consolidated Financial Statements for the fiscal year ended March
31, 1996 with the Securities and Exchange Commission as part of its Annual Report on Form 10-K. That report should be read in connection with this Form 10-Q.

1.  STATEMENTS NOT AUDITED
The accompanying Consolidated Financial Statements are unaudited but in the opinion of management reflect all adjustments necessary for a fair presentation of financial position and results of operations.

2.  CONTRACTS
The Company has a $181 million contract to construct three Mark II Ferries for the Washington State Ferry System. The Mark II Ferries are designed to transport 218 automobiles and 2,500 passengers each and will be the largest ferries in the Washington State Ferry System fleet.

As of June 30, 1996, the Company is approximately 30% complete with the three ship contract. Steel fabrication on the first of the three Mark II ferries, the MV Tacoma, is nearly complete. System installation and outfitting on the MV Tacoma are in the early stages of completion. Preparations for the second of the three ferries, the MV Wenatchee, are well underway. Steel fabrication for the MV Wenatchee started late in the first quarter ended June 30, 1996. No Mark II project profit was booked in the first quarter of fiscal year 1997. Mark II project profit contributions in fiscal year 1997 will be evaluated as the Company completes the MV Tacoma's outfitting and electrical installation.

As construction of the ferries progresses, revisions in cost and profit estimates for the contract will be made. Changes in these estimates may be a result of productivity factors, overhead costs, material costs, production schedules and levels of shipyard activity. Changes in these factors could materially affect the Company's financial results.

3.  INCOME TAXES
During the quarter ended June 30, 1996 the Company's income tax expense was offset by a reduction in the deferred tax valuation reserve.

4.  ENVIRONMENTAL MATTERS
The Company faces significant potential liabilities in connection with the alleged presence of hazardous waste materials at certain of its closed shipyards, its Seattle shipyard and several sites used by the Company for disposal of alleged hazardous waste. The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances at Company facilities. The Company continues to analyze environmental matters and associated liabilities. No assurance can be given as to the existence or extent of any significant environmental liabilities until such analysis is complete. The Company has aggregate reserves of $7.5 million for contingent environmental liabilities. The actual costs will depend upon numerous factors, including the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, technological developments and changes in environmental laws and regulations. The Company is negotiating with its insurance carriers and certain prior landowners and operators for past and future remediation costs. No assurance can be given that the $7.5 million reserve is adequate to cover all potential environmental costs the Company could incur. Where appropriate, the Company has recognized insurance recoveries that are probable of realization. The Company's involvement in each of these sites is detailed in its previously filed Form 10-K.

5.  OTHER CONTINGENCIES
The Company is subject to various risks and is involved in various claims and legal proceedings arising out of the ordinary course of its business. These include complex matters of contract performance specifications, environmental protection and Government procurement regulations. Only a portion of these risks and legal proceedings involving the Company are covered by insurance.

6.  INVESTMENT SALE
In a series of transactions during the first quarter of fiscal year 1997 the Company sold 120,200 shares of stock held in another corporation ("Investee") for $3.1 million, a gain of $1.7 million ($.17 per share). There is a common director of the Company and the Investee. The investment gain was recorded in the Company's first quarter 1997 results for the period ending June 30, 1996. The shares were reflected as available-for-sale marketable securities in the March 31, 1996 audited financial statements.


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

Revenue - Revenue for the first quarter of fiscal year 1997 increased $17.2 million (132%) compared to the prior year period resulting from higher levels of Mark II ferry construction and commercial repair activity.

Cost of sales - Fiscal year 1997 cost of sales expenses increased $15.4 million (173%) compared to 1996 results as competitive pressures reduced ship repair profit margins. Cost of sales for the first quarter of 1997 were 80% of revenue compared to 69% of revenue in the prior year first quarter.

Administrative and manufacturing overhead expense - First quarter
1997 overhead expenses increased $3.6 million (73%) from prior year first quarter results reflecting the higher level of ship repair and ship construction activity.

Gain on sale of available-for-sale security - First quarter 1997 results include a $1.7 million ($.17 per share) gain from the sale of an available-for-sale security.

Investment and other income - Investment and other income for the first quarter of 1997 was level with the prior year period as average cash balances and interest levels remained even with first quarter of 1996.

Income taxes - The Company recognized no income tax expense in the first quarter of fiscal year 1997 and fiscal year 1996 as the expenses were offset by a reduction in the deferred tax valuation reserve.


FINANCIAL CONDITION
Working capital - Working capital decreased in the first quarter of 1997 by $.8 million to $48.1 million. The decrease is attributable to shipyard fixed asset additions and environmental settlement payments. Working capital includes restricted and unrestricted cash, cash equivalents and marketable securities of $43.0 million.

Unbilled receivables - Unbilled items on completed contracts totaled $.7 million at the end of the first quarter of 1997.
This compares with $.3 million at the beginning of the period and $2.0 at the end of the first quarter of 1996. Unbilled balances are included in accounts receivable.

Capital Resources
Based on its current projections for fiscal year 1997, the Company believes that its present amount of cash and cash equivalents will be sufficient for the Company's working capital needs. Accordingly, shipyard capital expenditures are expected to be financed out of working capital. A change in the composition or timing of projected work could cause capital expenditures and repair and maintenance expenditures to increase.


FUTURE OPERATIONS

The Company's future profitability depends largely on the ability of the shipyard to maintain an adequate volume of repair and new construction business. The Company competes with other northwest shipyards, some of which have more advantageous cost structures. The Company's competitors include non-union shipyards, shipyards with excess capacity and government subsidized facilities.

At June 30, 1996, the Company's firm shipyard backlog consists of approximately $123 million of construction, repair and overhaul work. Substantially all of the Company's June 30, 1996 firm backlog is for the construction of three Mark II Ferries that are scheduled for delivery during fiscal years 1997, 1998 and 1999. Backlog at July 2, 1995 of $196 million included $177 million of Mark II Ferry work.

In May 1996, the Company was awarded a contract for phased maintenance repairs to four Navy supply ships currently scheduled over eleven availabilities in five years. The notional value of the contract is $79 million. The Company can provide no assurance as to the timing or level of work that may be performed as part of this maintenance contract. The Navy has not yet exercised material portions of this contract. Accordingly, the Company's backlog includes less than $1 million of phased maintenance work.

On July 31, 1996, the main contract between the Company and a consortium of unions forming the Pacific Metal Trades Council expired. The Company and the unions are currently negotiating a new master agreement and in the interim continue to work under the expired contract. The Ferry Project Agreement negotiated between the Pacific Metal Trades Council and the Company provides for continued operation of the complete shipyard for the length of the Mark II ferry construction contract through the use of a "no-strike/no lock-out" clause.



PART II. OTHER INFORMATION

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
        REPORTS ON FORM 8-K


On May 24, 1996 the Company issued a press release reporting that it had been awarded a contract to service four U.S. Navy supply ships during eleven availabilities currently scheduled over the next five years. The notional value of the contract award is $79 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



TODD SHIPYARDS CORPORATION
Registrant


By:/s/ Patrick L. Duong
   Patrick L. Duong
   Chief Financial Officer and Treasurer
   August 1, 1996