Form 10-Q
period 1996-09-29
TODD SHIPYARDS CORP
filed 1996-11-04
CIK 98537

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 10-Q



   (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            (No Fee Required)


            For the quarterly period ended September 29, 1996
            Commission File Number 1-5109



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



There were 9,910,180 shares of the corporation's $.01 par value common stock outstanding at October 28, 1996.

PART I   FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED
EARNINGS
(In thousands of dollars, except per share data)

                                Quarter Ended    Six Months Ended
                               9/29/96  10/1/95  9/29/96  10/1/95
                               ----------------  ----------------
Revenues                       $26,627  $26,837  $56,858  $39,789
Operating expenses:
 Cost of sales                  21,688   19,128   45,949   28,024
 Administrative and
  manufacturing overhead
  expenses                       7,179    7,710   15,677   12,566
                               ----------------  ----------------
 Total operating expenses       28,867   26,838   61,626   40,590
Operating loss                  (2,240)      (1)  (4,768)    (801)

Gain on sale of available-
 for-sale security                   -        -    1,719        -
Investment and other income        597      690    1,437    1,549
                               ----------------  ----------------
Income (loss) before
 income taxes                   (1,643)     689   (1,612)     748
Income tax expense                   -        -        -        -
                               ----------------  ----------------

Net income (loss)              $(1,643) $   689  $(1,612) $   748
                               ================  ================

Income (loss) per share:       $ (0.17) $  0.07  $ (0.16) $  0.08
                               ================  ================

Weighted average number of
 shares (thousands)              9,910    9,939    9,910    9,939
                               ================  ================


Retained earnings at
 beginning of period           $38,384  $34,226  $38,696  $33,576
Income (loss) for the period    (1,643)     689   (1,612)     748
Unrealized gain on
 available-for-sale securities     847      200      504      791
                               ----------------  ----------------
Retained earnings at
 end of period                 $37,588  $35,115  $37,588  $35,115
                               ================  ================

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS (in thousands of dollars, except share data)

                                                  Period Ended
                                              09/29/96     03/31/96
                                              --------------------
ASSETS:                                     (Unaudited)(Audited)
Cash and cash equivalents                      $6,175  $  8,552
Restricted cash                                 3,346     1,546
Marketable securities                          37,796    33,036
Accounts receivable, less allowance for
 losses of $502 at 9/29/96 and $511 at 3/31/96:
  Government                                      768     2,731
  Commercial and other                          6,140     6,299
                                                6,908     9,030
Costs and estimated profits in excess
 of billings on incomplete contracts            5,760    15,063
Inventories                                     1,254     1,225
Other                                             434       254
Total current assets                           61,673    68,706

Property, plant and equipment, net             25,548    26,499

Deferred pension asset                         17,869    17,201
Other assets                                    4,967     4,974
Total assets                                 $110,057  $117,380

LIABILITIES:
Accounts payable and accruals                $  7,328  $ 11,831
Income taxes                                    2,009     2,370
Payrolls and vacations                          1,957     2,141
Taxes other than income taxes                     907     1,073
Other                                             597       656
Total current liabilities                      12,798    18,071

Accrued post retirement health benefits        22,086    22,278
Environmental reserves                          6,942     7,896
Other long-term liabilities                     1,959     1,755

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value - authorized
 19,500,000 shares, issued 11,956,026 shares
 at September 29, 1996 and March 31, 1996, and
 outstanding 9,910,180 at September 29, 1996
 and March 31, 1996                               120       120
Additional paid-in capital                     38,181    38,181
Retained earnings                              37,588    38,696
                                               75,889    76,997
Less treasury stock                            (9,617)   (9,617)
Total stockholders' equity                     66,272    67,380
Total liabilities and stockholders' equity   $110,057  $117,380

    The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Month Periods Ended September 29, 1996 and October 1, 1995
(in thousands of dollars)
                                                  Period Ended
                                               9/29/96     10/1/95
                                               -------------------
Cash flows from operating activities:
Net income (loss)                             $ (1,612)    $   748
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
  Depreciation and amortization                  1,750       1,427
  Decrease (increase) in costs and estimated
   profits in excess of billings on incomplete
   contracts                                     9,303        (499)
  Increase (decrease) in accounts payable
   and accruals                                 (4,503)      2,357
  Decrease (increase) in accounts receivable     2,122      (5,877)
  Decrease in environmental reserves              (953)       (265)
  Increase in deferred pension asset              (668)       (668)
  Decrease in income taxes                        (361)       (289)
  Decrease in payroll and vacations               (184)        (65)
  Increase in other current assets                (180)       (488)
  Decrease in other assets                           7         816
  Other, net                                      (438)       (147)
                                                 -----------------
Total adjustments                                5,895      (3,698)
                                                 -----------------
Net cash provided by (used)in
  operating activities                           4,283      (2,950)

Cash flows from investing activities:
Purchases of marketable securities             (12,037)     (6,479)
Maturities of marketable securities              4,329       8,335
Sales of marketable securities                   3,398       2,125
Capital expenditures                              (753)     (3,768)
Acquisition                                          -      (1,000)
Other                                              203        (275)
                                                 -----------------
Net cash used in investing activities           (4,860)     (1,062)

Cash flows from financing activities:
Increase in cash restricted to secure
  bid and performance bonds                     (1,800)       (208)
Purchases of treasury stock                          -      (2,525)
                                                 -----------------
Net cash used in financing activities:          (1,800)     (2,733)
Net decrease in cash and cash equivalents       (2,377)     (6,745)
Cash and cash equivalents at beginning of period 8,552      11,966
                                                 -----------------
Cash and cash equivalents at end of period    $  6,175    $  5,221
                                                 =================
    The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Todd Shipyards Corporation (the "Company") has filed its
Consolidated Financial Statements for the fiscal year ended March
31, 1996 with the Securities and Exchange Commission as part of its Annual Report on Form 10-K. That report should be read in connection with this Form 10-Q.

1.  BASIS OF PRESENTATION
The accompanying Consolidated Financial Statements are unaudited but in the opinion of management reflect all adjustments necessary for a fair presentation of financial position and results of operations. Certain amounts in the fiscal 1996 financial statements have been reclassified to conform to the fiscal 1997 presentation.

2.  CONTRACTS
The Company has a $181 million contract to construct three Jumbo
Mark II ferries for the Washington State Ferry System. The Mark II ferries are designed to transport 218 automobiles and 2,500 passengers each and will be the largest ferries in the Washington
State Ferry System fleet.

As of September 29, 1996, the Company is approximately 40% complete with the three ship contract. During the second quarter of 1997, the Company launched the first ferry, the MV Tacoma, and laid the
keel for the second ferry, the MV Wenatchee.   System installation
and outfitting on the MV Tacoma are underway. The Company anticipates delivering the MV Tacoma in Spring 1997.

Profits expected to be realized on long term contracts are based on the Company's estimates of total contract sales value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts with adjustments to profits resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are made. A quarterly program review of the Mark II ferry project generated a $1.2 million reduction to cumulative profit recognized to date related to steel work overruns encountered on the MV Tacoma. The Company has implemented changes to its' construction and management processes to improve Mark II program performance.

Mark II project profit contributions for the remainder of fiscal year 1997 will be evaluated as the Company completes work on the MV Tacoma and evaluates learning curve experience on the MV Wenatchee.

As construction of the ferries progresses, revisions in cost and profit estimates for the contract will be made. Changes in these estimates may be a result of productivity factors, overhead costs, material costs, production schedules, change order revenue and levels of shipyard activity. Changes in these factors could materially affect the Company's financial results.

3.  INCOME TAXES
During the quarter and the six month period ended September 29, 1996, the Company's income tax provision was offset by adjustments to the deferred tax valuation reserve.

4.  ENVIRONMENTAL MATTERS
As discussed in the Company's Form 10-K for the year ending March 31, 1996, the Company faces significant potential liabilities in connection with the alleged presence of hazardous waste materials at certain of its closed shipyards, at its Seattle shipyard and at several sites used by the Company for disposal of alleged hazardous waste. The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances at Company facilities. At September 29, 1996, the Company maintained aggregate environmental reserves of $6.9 million.

Harbor Island Site
The Company and several other parties have been named as Potentially Responsible Parties ("PRPs") by the Environmental Protection Agency ("EPA") pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") in connection with the documented release or threatened release of hazardous substances, pollutants and contaminants at the Harbor Island Superfund Site (the "Site"), upon which the Seattle shipyard is located.

To date, the EPA has separated the Site into two operable units (Soil and Groundwater Unit and Shipyard Sediments Unit). The Company, along with a number of other Harbor Island PRPs, received a Special Notice Letter from the EPA on May 4, 1994 pursuant to section 122 (e) of CERCLA. The Company entered into a Consent Decree for the Soil and Groundwater Operable Unit in September 1994 under which the Company has agreed to remediate the designated contamination on its property. That remediation is anticipated to begin during late 1996 or early 1997. The Company and the EPA currently are negotiating the extent and methodology of that remediation. The Company has included in the above stated reserve a total of $5.5 million to address its share of the Soil and Groundwater Operable Unit.

In October 1995 the EPA released for public comment the Proposed Plan ("Proposed Plan") for the clean-up of sediments within the Shipyard Sediments Operable Unit. The Proposed Plan estimated that the CompanyOs share of any clean-up effort could range from zero if no action were taken to $30 million for a broadly defined sediment dredging and removal effort. The Company provided comments to the EPA during the public comment period for the Proposed Plan and challenged the EPAOs conclusions.

The EPA has said that it intends to issue its Record of Decision pertaining to the Shipyard Sediments Unit before the end of calendar year 1996. As of September 29, 1996, based on the currently available facts and consideration of other factors, the Company does not believe that it has sufficient information to estimate the potential liability associated with any potential remediation of the Shipyard Sediments Unit. Specifically, the Company believes that until the EPA issues its Record of Decision addressing the scope of remediation, if any, such issues as disposal alternatives, timing and cost of any clean-up remain significantly uncertain. Accordingly, the Company has not established a reserve for potential Shipyard Sediments Unit clean-up.

Other Environmental Matters
The Company also is currently involved, together with other companies in some cases, in 15 other CERCLA and non-CERCLA remediation sites and environmental legal issues. In certain instances, the Company's liability and proportionate share of costs have not been determined due to uncertainties as to the nature and extent of site conditions and the Company's involvement. Based on the Company's previous experience, its allocated share of multi-participant remediation sites has often been minimal, in certain instances less than 1 percent.

The actual costs relating to environmental remediation and settlements will depend upon numerous factors, including the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, technological developments and changes in environmental laws and regulations.

The Company is negotiating with its insurance carriers and certain prior landowners and operators for past and future remediation costs. No assurance can be given that the Company's $6.9 million reserve as of September 29, 1996 is adequate to cover all potential environmental costs the Company could incur.

5.  SUPPLEMENTAL CASHFLOW DISCLOSURE
During the six months ending September 29, 1996, the Company paid $5 thousand for interest. During the prior year period ending October 1, 1995, the Company had no interest expense. During the six months ending September 29, 1996 and October 1, 1995, the Company paid $291 thousand and $357 thousand for income taxes, respectively.

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

Revenue - The Company's second quarter revenue of $26.6 was equal to 1996 levels. Fiscal year 1997 first half revenue of $56.9 million reflects an increase of $17.1 million (43%) compared to last year. Results for the second quarter of fiscal 1997 included construction work performed on two Jumbo Mark II ferries for the Washington State Ferry System, the MV Tacoma and the MV Wenatchee, and routine ship repairs. The second quarter of fiscal year 1996 included the early stages of MV Tacoma fabrication activity and two government overhauls. Revenue growth for the first half of 1997 reflects higher levels of Mark II ferry construction activity partially offset by lower levels of government repair activities.

Operating expenses - Direct costs during the second quarter and six months ending September 29, 1996 were 82% and 81%, respectively, of revenue. Fiscal year 1997 margins include a second quarter $1.2 million reduction to cumulative Mark II ferry construction profit recognized to date related to steel work overruns encountered on the first vessel in the project, the MV Tacoma. The Company's ship repair margins continue to be pressured by steep price competition for government and commercial work. Direct costs for the second quarter and first half ending October 1, 1995 were 71% and 70%, respectively, of revenue.

Administrative and manufacturing overhead expense - Overhead costs for administrative and manufacturing activities were 27% of fiscal year 1997 second quarter revenue and 28% of fiscal year 1997 first half revenue compared to 29% and 32% of fiscal year 1996 second quarter and first half results. Fiscal year second quarter 1997 overhead costs as a percent of revenue were benefited by lower costs. Fiscal year 1997 overhead costs as a percent of revenue were benefited by increased business activity. Fiscal year 1996 overhead expense included maintenance and repair expenses incurred to mobilize the shipyards for Mark II ferry construction.

Gain on sale of available-for-sale security - Fiscal year first quarter 1997 results include a $1.7 million ($.17 per share) gain from the sale of an available-for-sale security.

Investment and other income - Investment and other income for the fiscal year second quarter and for the first half of fiscal year
1997 decreased by $.1 million compared to prior year second quarter and first half results as lower average cash balances were partially offset by slightly higher interest rates.

Income taxes - The Company has recognized no income tax expense in the first and second quarters of fiscal years 1997 and 1996 as income tax activity was offset by adjustments to the deferred tax valuation reserve.

LIQUIDITY AND CAPITAL RESOURCES

Working capital - Working capital decreased in the first half of fiscal year 1997 by $1.7 million to $48.9 million. The decrease is attributable to shipyard fixed asset additions and environmental settlement payments. Working capital includes restricted and unrestricted cash, cash equivalents and marketable securities of $47.3 million.

Unbilled receivables - As of September 29, 1996 unbilled items on completed contracts of $1.2 million was included in accounts receivable compared with $.7 million at the end of the first quarter and $2.7 million at the beginning of fiscal year 1997.

Capital Resources -
Capital expenditures for the second quarter of fiscal year 1997 were $.3 million compared to $2.1 million in the second quarter of fiscal year 1996. For the first half of fiscal year 1997 ending September 29, 1996 capital expenditures were $.8 million compared to $3.8 in the first six months of fiscal year 1996. The decrease in second quarter and first half fiscal year 1997 capital expenditures compared to 1996 reflects last year's investment in shipyard modifications necessary to accommodate the Mark II ferry construction project.

Based on its current projections for fiscal year 1997, the Company believes that its' cash and cash equivalents will be sufficient for the Company's working capital needs. Accordingly, shipyard capital expenditures are expected to be financed out of working capital. A change in the composition or timing of projected work could cause capital expenditures and repair and maintenance expenditures to increase.


ENVIRONMENTAL MATTERS

Ongoing Operations:
Recurring costs associated with the Company's environmental compliance program are not material and are expensed as incurred.
Capital expenditures in connection with environmental compliance are not material to the Company's financial statements.

Past Activities:
The Company faces significant potential liabilities in connection with the alleged presence of hazardous waste materials at certain of its closed shipyards, at its Seattle shipyard and at several sites used by the Company for disposal of alleged hazardous waste. The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances at Company facilities.

Actual environmental costs will depend upon numerous factors, including the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, technological developments and changes in environmental laws and regulations. The nature of environmental investigation and cleanup activities makes it difficult to determine the timing and amount of any estimated future cash flows that may be required for remedial efforts. The Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and when the amount of the Company's liability (or the Company's proportionate share of the amount) can be reasonably estimated.

The Company's financial statements as of September 29, 1996 reflect reserves of $6.9 million. The Company is negotiating with its insurance carriers and certain prior landowners and operators for past and future remediation costs.

The effect of resolution of environmental matters on results of operations, liquidity, capital resources or on the consolidated financial condition of the Company cannot be predicted due to the uncertainty concerning both the amount and timing of future expenditures. No assurance can be given that the Company's $6.9 million reserve as of September 29, 1996 is adequate to cover all potential environmental costs the Company could incur.

As discussed in the Form 10-K for fiscal year 1996, the Company is a Potentially Responsible Party at the Shipyard Sediments Unit of the Harbor Island Superfund Site. The Company believes that the Environmental Protection Agency ("EPA") intends to issue the Record of Decision pertaining to that site before the end of calendar year 1996. The EPA indicated in its Proposed Plan issued in October, 1995 a range from zero if no-action were taken to $30 million for a broadly defined effort. As of September 29, 1996, based on the currently available facts and consideration of other factors, the Company does not believe that it has sufficient information to estimate the potential liability associated with any potential remediation of the Shipyard Sediments Unit. Specifically, the Company believes that until the EPA issues its Record of Decision addressing the scope of remediation, if any, such issues as disposal alternatives, the timing and cost of any clean-up remain significantly uncertain.

FUTURE OPERATIONS
The Company's future profitability depends largely on the ability of the shipyard to maintain an adequate volume of repair and new construction business at acceptable margins. The Company competes with other northwest and west coast shipyards, some of which have more advantageous cost structures. The Company's competitors include non-union shipyards, shipyards with excess capacity and government subsidized facilities.

BACKLOG
At September 29, 1996, the Company's firm shipyard backlog consists of approximately $113 million of construction, repair and overhaul work. Most of this backlog is for the construction of three Mark II ferries that are scheduled for delivery during fiscal years 1997, 1998 and 1999. Included in September 29, 1996 backlog is $8 million for Navy supply ship phased maintenance repairs to be performed during the Company's fiscal year 1997 fourth quarter. Backlog at October 1, 1995 of $183 million included $170 million of Mark II ferry work.

UNION CONTRACT
On July 31, 1996, the primary collective bargaining agreement between the Company and a consortium of unions forming the Pacific Coast Metal Trades District Council expired. The Company and the unions are currently negotiating a new collective bargaining agreement and in the interim continue to work under the expired contract. The Ferry Project Agreement negotiated between the Pacific Coast Metal Trades District Council and the Company provides for continued operation of the complete shipyard for the length of the Mark II ferry construction contract through the use of a "no-strike/no lock-out" clause.


PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders (the "Meeting") was held on August 29, 1996 in Seattle, Washington.

At the Meeting the stockholders elected six directors, each of whom will serve until the next Annual Meeting of Shareholders or until his respective successor shall have been elected and qualified or until his earlier resignation or removal. The Board of Directors elected at the Meeting and the votes cast in favor of their election (with the votes cast in favor of their election out of a total of 9,910,180 entitled to vote) are as follows: Brent D. Baird (9,588,790); Steven A. Clifford (9,590,811); Patrick W.E. Hodgson (9,590,778); Joseph D. Lehrer (9,589,811); Philip N. Robinson (9,591,011); and John D. Weil (9,591,011).

The shareholders ratified the appointment of Ernst & Young LLP as the Company's independent public accountants by a vote of 9,573,836 to 17,213 with 16,747 abstaining.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27 - Financial Data Schedule.

(b)  Reports on Form 8-K.

On September 26, 1996 the Company issued a press release announcing that the Company's Chief Financial Officer, Patrick L. Duong, had left the Company to pursue opportunities in the high technology field.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



TODD SHIPYARDS CORPORATION
Registrant


By:_______________________________
   Stephen G. Welch
   Acting Chief Financial Officer
   November 1, 1996