Form 10-Q
period 1996-12-29
TODD SHIPYARDS CORP
filed 1997-02-03
CIK 98537

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q



   (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            (No Fee Required)


            For the quarterly period ended December 29, 1996
            Commission File Number 1-5109



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



There were 9,910,180 shares of the corporation's $.01 par value common stock outstanding at January 30, 1997

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED
EARNINGS
(In thousands of dollars, except per share data)

                             Quarter Ended    Nine Months Ended
                          12/29/96  12/31/95  12/29/96  12/31/95
                           -----------------  -----------------
Revenues                   $27,215   $21,783   $84,073  $61,572
Operating expenses:
 Cost of sales              21,833    14,921    67,784   42,945
 Administrative and
  manufacturing overhead
  expenses                   7,005     5,622    22,681   18,188
 Provision for
  environmental reserves     4,250         -     4,250        -
                            ----------------  -----------------
 Subtotal                   33,088    20,543    94,715   61,133
Operating income(loss)      (5,873)    1,240   (10,642)     439
Gain on sale of available-
 for-sale security               -         -     1,719       -
Investment and other income    806       819     2,244    2,368
                            ----------------  -----------------
Income (loss) before
 income taxes               (5,067)    2,059    (6,679)   2,807
Income tax Expense               -         -         -        -
                            ----------------  -----------------
Net income (loss)          $(5,067)  $ 2,059   $(6,679) $ 2,807
                            ================  =================

Income (loss) per share:   $ (0.51)  $  0.21   $ (0.67) $  0.28
                            ================  =================
Weighted average number of
 shares (thousands)          9,910     9,934     9,910    9,937
                            ================  =================
Retained earnings at
 beginning of period      $ 37,588   $35,115   $38,696  $33,576
Income (loss) for the
 period                     (5,067)   2,059     (6,679)   2,807
Unrealized gain on
 available-for-sale
 securities                    284      267        788    1,058
                            ---------------   -----------------
Retained earnings at
 end of period             $32,805  $37,441   $32,805  $37,441
                           ================  =================
The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS (in thousands of dollars, except share data)
                                                Period Ended
                                            12/29/96     03/31/96
                                            ---------------------
ASSETS:                                     (Unaudited) (Audited)
Cash and cash equivalents                     $  4,013  $  8,552
Restricted cash                                  4,452     1,546
Marketable securities                           38,087    33,036
Accounts receivable, less allowance for
 losses of $506 at 12/29/96 and $511 at 3/31/96:
  Government                                       775     2,731
  Commercial and other                           6,385     6,299
                                                 7,160     9,030
Costs and estimated profits in excess
 of billings on incomplete contracts             6,808    15,063
Inventories                                      1,148     1,225
Other                                              412       254
Total current assets                            62,080    68,706

Property, plant and equipment, net              25,002    26,499

Deferred pension asset                          18,203    17,201
Other assets                                     9,024     4,974
Total assets                                  $114,309  $117,380

LIABILITIES:
Accounts payable and accruals                 $  6,473  $ 10,831
Income taxes                                     2,009     2,370
Payrolls and vacations                           1,957     2,141
Billings in excess of costs and estimated
 profits on incomplete contracts                 1,580       656
Taxes other than income taxes                      517     1,073
Total current liabilities                       12,536    17,071

Accrued post-retirement health benefits         21,990    22,278
Environmental reserves                          16,369     8,896
Other long-term liabilities                      1,925     1,755

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value - authorized
 19,500,000 shares, issued 11,956,033 shares
 at December 29, 1996 and March 31, 1996, and
 outstanding 9,910,180 at December 29,1996
 and March 31,1996                                 120       120
Additional paid-in capital                      38,181    38,181
Retained earnings                               32,805    38,696
                                                71,106    76,997
Less treasury stock                             (9,617)   (9,617)
Total stockholders' equity                      61,489    67,380
Total liabilities and stockholders' equity    $114,309  $117,380

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Month Periods Ended December 29,1996 and December 31,1995 (in thousands of dollars)
                                                Period Ended
                                           12/29/96     12/31/95
                                           ---------------------
Cash flows from operating activities:
Net income (loss)                           $(6,679)     $ 2,807
Adjustments to reconcile net
 income (loss) to net cash used
 in operating activities:
  Increase in environmental reserves          4,250            -
  Depreciation and amortization               2,572        2,268
  Decrease (increase)in costs and
   estimated profits in excess of
   billings on incomplete contracts           8,255       (1,460)
  Decrease in accounts payable and accruals  (4,358)        (475)
  Decrease in accounts receivable             1,870          240
  Increase in deferred pension asset         (1,002)      (1,002)
  Utilization of environmental reserves        (927)        (273)
  Increase in billings in excess of
   costs and estimated profits on
   incomplete contracts                         924          213
  Decrease in taxes other than income taxes    (556)        (718)
  Decrease in income taxes                     (361)        (716)
  Decrease in retiree medical liability        (288)        (288)
  Increase in payroll and vacations            (185)        (239)
  Increase in other current assets             (158)        (440)
  Decrease (increase) in other assets           100          794
  Other, net                                     67         (204)
                                             -------------------
Total adjustments                            10,203       (2,300)
                                             -------------------
Net cash provided by operating activities:    3,524          507

Cash flows from investing activities:
Purchases of marketable securities          (13,326)     (10,628)
Maturities of marketable securities           5,464       18,520
Sales of marketable securities                3,547        2,125
Capital expenditures                           (856)      (4,550)
Acquisition                                       -       (1,000)
Other                                            14         (292)
                                             -------------------
Net cash provided by (used in)
  investing activities:                      (5,157)       4,175

Cash flows from financing activities:
Increase in cash restricted to
 secure bid and performance bonds            (2,906)        (550)
Purchases of treasury stock                       -       (2,694)
                                             -------------------
Net cash used in financing activities:       (2,906)      (3,244)

Net increase (decrease) in cash
 and cash equivalents                        (4,539)       1,438
Cash and cash equivalents at
 beginning of period                          8,552       11,966
                                             -------------------
Cash and cash equivalents at end of period  $ 4,013     $ 13,404
                                             ===================

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

2.  CONTRACTS
The Company has a $181 million contract to construct three Jumbo Mark II ("Mark II") ferries for the Washington State Ferry System. The Mark II ferries are designed to transport 218 automobiles and 2,500 passengers each and will be the largest ferries in the Washington State Ferry System fleet.

As of December 29, 1996, the Company is approximately 50% complete with the Mark II contract. During the third quarter of 1997, the Company began systems testing on the first ship, the MV Tacoma, and continued steel fabrication and outfitting work on the second ferry, the MV Wenatchee. The Company anticipates delivering the MV Tacoma in Spring 1997 and anticipates launching the MV Wenatchee in Summer 1997. Fabrication on the third ferry, the MV Puyallup, is anticipated to start in Spring 1997.

Profits expected to be realized on long term contracts are based on the Company's estimates of total contract sales value and costs at completion. These estimates are periodically reviewed and revised periodically throughout the lives of the contracts with adjustments to profits resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are made. The third quarter program review of the Mark II ferry project generated a lower overall profit on the total Mark II contract offset by the progress earned during the quarter on the MV Tacoma and MV Wenatchee which resulted in no change to cumulative contract profit recognized to date. The Company has implemented changes to itsits' construction and management processes to improve Mark II program performance. Management will evaluate the results of these process improvements as work progresses on the MV Wenatchee and the MV Puyallup.

As construction of the ferries progresses, revisions in cost and contract profit estimates for the contract will be made. Changes in these estimates may be a result of productivity factors, overhead costs, material costs, production schedules, change order revenue and levels of shipyard activity. Changes in these factors could materially affect the Company's financial results.

3.  INCOME TAXES
During the quarter and the nine month period ended December 29, 1996, the Company's income tax provision was offset by adjustments to the deferred tax valuation reserve.

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

The EPA has separated the Site into two operable units (Soil and Groundwater Unit and Shipyard Sediments Unit). The Company entered into a Consent Decree for the Soil and Groundwater Operable Unit in September 1994 under which the Company has agreed to remediate the designated contamination on its property. The Company reached agreement regarding the Remedial Design Work Plan with the EPA subsequent to the quarter ending December 29, 1996. Based upon this agreement, the Company anticipates remediation scheduled to begin in 1997.

During the third quarter ended December 29, 1996, the EPA issued itsits' Record of Decision ("ROD") for the Shipyard Sediments Unit. The issued ROD identifies four alternative clean-up remedies and identifies the EPA's selected solution (the "Selected Solution"). The Selected Solution requires sediment dredging, and installation of a clean sediment cap and various monitoring efforts extending over ten years. The Selected Solution includes dredging and disposal of approximately 116,000 cubic yards of material currently in the Duwamish River and Elliott Bay surrounding the Company's Todd Pacific's facility. The Selected Solution allows for two sediment disposal options: confined nearshore disposal (CND) and confined aquatic disposal
(CAD). The Company identified CND as its preferred disposal method and initiated independent studies to estimate costs of a CND effort. The EPA estimates the Company's portion of the remedial cost for the Selected Solution including long term monitoring and maintenance between $5.5 million and $7.9 million. The low end of the EPA's estimated range reflects the Company's independent cost estimate for CND of sediments on Company-owned property. The high end of the EPA range reflects the average CND cost of other Puget Sound CND dredging projects.

The estimated range does not include the cost of any potential under-pier dredging or capping cost. The estimated range does not include the cost of any potential under-pier dredging or capping, should any be required. The potential scope and costs of dredging and capping remedies are currently indeterminable as the necessity and magnitude of such efforts is strongly dependent on site-specific conditions. The cost of under-pier dredging is strongly dependent on site-specific conditions and could be 5 to 10 times the cost of open-water dredging. The Company believes that the timing and cost of the Sediments Unit clean up will remain significantly uncertain until a remedial design has been finalized with the EPA that identifies the scope of remediation and the method of sediment disposal. Remedial design efforts have not yet begun. The Company cannot predict the timing of completion of the remedial design efforts.

The Company recognized a $4.3 million charge against earnings for its third fiscal quarter ending December 29, 1996, that includes $7.9 8.3 million for anticipated costs associated with the Company's portion of the Shipyard Sediments Unit Selected Solution, a decrease to the Harbor Island Soil and Groundwater Unit reserve and adjustments to other environmental matters. The Company has also reclassified a previously established $1 million siltation dredging reserve to the Site reserve as the efforts will be performed concurrently. These adjustments increase the Company's environmental reserves for the entire Site to $11.4 million. The Company has not yet entered into a consent decree or any other remedial agreement covering the Shipyard Sediments Unit and will continue to evaluate its options and response to the findings in the ROD.

Other Environmental Matters
The Company also is currently involved, together with other companies in some cases, in 15 other Superfund and non-superfund remediation sites and environmental legal issues. In certain instances, the Company's liability and proportionate share of costs have not been determined due to uncertainties as to the nature and extent of site conditions and the Company's involvement. Based on the Company's previous experience, its allocated share of multi-participant remediation sites has often been minimal, in certain instances less than 1 percent.

The actual costs relating to environmental remediation and settlements will depend upon numerous factors, including the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, technological developments and changes in environmental laws and regulations.

The Company's financial statements as of December 29, 1996 reflect aggregate reserves for environmental matters of $16.4 million. The Company is negotiating with its insurance carriers and certain prior landowners and operators for past and future remediation costs. The Company has recorded a non-current asset of $4.2 million to reflect a contractual arrangement with an insurance company to share costs for certain environmental matters. No assurance can be given that the Company's reserves areis adequate to cover all potential environmental costs the Company could incur.

5.  SUPPLEMENTAL CASHFLOW DISCLOSURE
During the nine months ending December 29, 1996, the Company paid $10 thousand for interest. During the prior year period ending December 31, 1995, the Company had no interest expense. During the nine months ending December 29, 1996 and December 31, 1995, respectively, the Company paid $291 thousand and $703 thousand for income taxes.

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

Revenue - The Company's third quarter revenue of $27.2 million represents an increase of $5.4 million (25%) from prior year levels. Fiscal year 1997 year to date revenue of $84.1 million reflects an increase of $22.5 million (37%) compared to last year. Revenue Results for the third quarter and nine months of fiscal 1997 benefited from increasing Jumbo Mark II ferry contract activity offset by lower levels of government overhaul activity on government vessels.

Operating expenses - Direct costs during the third quarter and nine months ending December 29, 1996 were 80% and 81%, respectively, of revenue. Margins for the third quarter were low as the Company recognized no contract profit on the Mark II program during the period. For the nine month periodyear, margins include a second quarter $1.2 million reduction to cumulative Mark II ferry construction profit recognized to reflect steel work overruns encountered on the first vessel of the project. The Company's ship repair margins continue to be pressured by steep price competition for government and commercial work. Direct costs for the third quarter and first nine months ending December 31, 1995 were 69% and 70% of revenue, respectively.

Administrative and manufacturing overhead expense - Overhead costs for administrative and manufacturing activities were 26% of fiscal year 1997 third quarter revenue and 27% of 1997 nine month revenue compared to 26% and 30% of fiscal year 1996 third quarter and year to date results. Fiscal year 1996 overhead expense included maintenance and repair expenses incurred to mobilize the shipyard forto Mark II ferry construction.

Provision for environmental reserves - Operating expenses for the third quarter and first nine months of 1997 include a $4.3 million increase to the environmental reserve for estimated
Shipyard Sediments Unit clean-up costs and other environmental matters.

Gain on sale of available-for-sale security - First quarter 1997 results include a $1.7 million ($.17 per share) gain from the sale of an available-for-sale security.

Investment and other income - Investment and other income for the third quarter of fiscal year 1997 was even with prior year results as lower average cash balances were largely offset by slightly higher interest rates. For the first nine months, investment and other income decreased $.12 million compared to prior year due to lower average cash balances.

Income taxes - The Company has recognized no income tax expense in fiscal years 1997 and 1996 as income tax activity was offset by adjustments to the deferred tax valuation reserve.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital - Working capital decreased in the first nine months of 1997 by $2.1 million to $49.5 million. The decrease is attributable to losses sustained by the shipyard, shipyard fixed asset additions and environmental settlement payments offset in part by depreciation expense. Working capital includes restricted and unrestricted cash, cash equivalents and marketable securities of $46.6 million.

Unbilled receivables - As of December 29, 1996 unbilled items on completed contracts of $.7 million was included in accounts receivable compared with $1.2 million at the end of the second quarter and $.3 million at the beginning of the fiscal year.

Capital Resources
Capital expenditures for the third quarter of 1997 were $.1 million compared to $.8 million in the third quarter of fiscal year 1996. For the first nine months of fiscal year 1997 ending December 29, 1996 capital expenditures were $.9 million compared to $4.6 in the first nine months of 1996. The decrease in 1997 quarter and year to date capital expenditures compared to 1996 reflects last year's investment in shipyard modifications necessary to accommodate the Mark II ferry construction project.

Based on its current projections for fiscal year 1997, the Company believes that itsits' cash and cash equivalents will be sufficient for the Company's working capital needs. Accordingly, shipyard capital expenditures are expected to be financed out of working capital. A change in the composition or timing of projected work could cause capital expenditures and repair and maintenance expenditures to increase.

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

As discussed in the Form 10-K for fiscal year 1996, the Company is a Potentially Responsible Party PRP for the Surface and Groundwater Unit and the Shipyard Sediments Unit (the "Harbor Island Units") of the Harbor Island Superfund Site in Seattle, Washington, where the Company operates its shipyard.. During the third quarter of fiscal year 1997 the Environmental Protection Agency ("EPA") issued a Record of Decision ("ROD") regarding the Shipyard Sediments Unit. The issued ROD proposed the dredging and disposal of approximately 116,000 cubic yards of material currently in the Duwamish River and Elliott Bay surrounding the Company's facilitySite. The EPA estimated the Company's portion of the remedial cost including long term monitoring and maintenance between $5.5 million and $7.9 million The estimated range does not include the cost of any potential under-pier dredging or capping, should any be required. The potential scope and costs of dredging and capping remedies are currently indeterminable as the necessity and magnitude of such efforts is strongly dependent on site-specific conditions. . The estimated range does not include the cost of any potential under-pier dredging or capping cost. The cost of under-pier dredging is strongly dependent on site-specific conditions and could be 5 to 10 times the cost of open-water dredging. The Company believes that the timing and cost of the Shipyard Sediments Unit clean up will remain significantly uncertain until a remedial design has been finalized with the EPA that identifies the scope of remediation and the method of sediment disposal. Remedial design efforts have not yet begun. The Company cannot predict the timing of completion of the remedial design efforts.

During the quarter ending December 29, 1996, based on the ROD, currently available facts and consideration of other factors, the Company recognized a $4.3 million charge to earnings, including $7.98.3 million for anticipated costs associated with the Company's portion of the remediation costs associated with the Shipyard Sediments Unit, a decrease to the Harbor Island Soil and Groundwater Unit remediation reserve and adjustments to other environmental matters.

The Company's financial statements as of December 29, 1996 reflect reserves of $16.4 million. The Company has recorded a non-current asset of $4.2 million to reflect a contractual arrangement with an insurance company to share costs for certain environmental matters. The Company is negotiating with its insurance carriers and certain prior landowners and operators for past and future remediation costs. In addition, the Company believes that the U.S. Government may be obligated to contribute to a share of clean-up costs for certain sites.

Actual costs to address the Harbor Island Units and other environmental sites and matters will depend upon numerous factors, including the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, technological developments and changes in environmental laws and regulations.

The effect of resolution of environmental matters on results of operations, liquidity, capital resources or on the consolidated financial condition of the Company cannot be predicted due to the uncertainty concerning both the amount and timing of future expenditures. No assurance can be given that the Company's $16.4 million reserve as of December 29, 1996 is adequate to cover all potential environmental costs the Company could incur.

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

BACKLOG
At December 29, 1996, the Company's firm shipyard backlog consists of approximately $110 million of construction, repair and overhaul work. Most of this backlog is for the construction of three Mark II Ferries that are scheduled for delivery during fiscal years 1997, 1998 and 1999. Included in December 29, 1996 backlog is $8 million for Navy supply ship phased maintenance repairs anticipated to be performed during the Company's fiscal year 1997 fourth quarter and first quarter of fiscal year 1998. Backlog at December 31, 1995 of $184 million included $160 million of Mark II Ferry work.

UNION CONTRACT
On July 31, 1996, the main contract between the Company and a consortium of unions forming the Pacific Metal Trades Council expired. The Company and the unions are currently negotiating a new master agreement and in the interim continue to work under the expired contract. The Ferry Project Agreement negotiated between the Pacific Metal Trades Council and the Company provides for continued operation of the complete shipyard for the length of the Mark II ferry construction contract through the use of a "no-strike/no lock-out" clause.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

On December 17, 1996 the Company issued a press release that the Environmental Protection Agency (the "EPA") has issued its Record of Decision ("ROD") regarding the Shipyard Sediments Operable Unit (the "Unit") of the Harbor Island Superfund Site (the "Site") in Seattle, Washington. The Company was named as a potentially responsible party on the Site in 1986.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



TODD SHIPYARDS CORPORATION
Registrant


By:_______________________________
   Stephen G. Welch
   Acting Chief Financial Officer and Treasurer
   January 31, 1997