Form 10-K/A
period 1996-03-31
TODD SHIPYARDS CORP
filed 1997-02-18
CIK 98537

42

                          UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                            FORM 10-K/A
                          AMENDMENT NO. 1

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value of voting stock held by non affiliates of the registrant was approximately $59 million as of February 12, 1997. There were 9,910,180 shares of the corporation's $.01 par value common stock outstanding at February 13, 1997 held by non affiliates.

                           TABLE OF CONTENTS

                                 PART I

Item 1.  Business.............................................

Item 3.  Legal Proceedings....................................

PART II

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


Recurring costs associated with the Company's environmental compliance program are not material and are expensed as incurred. Capital expenditures in connection with environmental compliance are not material to the Company's financial statements. See Item 7, Management's Discussion and Analysis and Note 1. to the Consolidated Financial Statements for further discussion of these costs.



The Company has an accrued liability of $7.9 million as of March 31, 1996, for environmental matters. As assessments of environmental matters and remediation activities progress, these liabilities are reviewed periodically and adjusted to reflect additional technical, engineering and legal information that becomes available. The Company's estimate of its environmental liabilities is affected by several uncertainties such as, but not limited to, the method and extent of remediation of contaminated sites, the percentage of material attributable to the Company at the sites relative to that attributable to other parties, and the financial capabilities of the other PRPs at most sites. The Company's estimate of its environmental liabilities is also affected as additional information becomes known regarding alleged damages from past exposure to asbestos at Company facilities. The Company is covered under its various insurance policies for some, but not all, potential environmental liabilities. See Item 3. Legal Matters, Item 7. Management's Discussion and Analysis and Note 12 of the Notes to Consolidated Financial Statements for further information regarding the Company's environmental matters.

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

ITEM 3.  LEGAL PROCEEDINGS

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


The Company is identified as a potentially responsible party ("PRP") by the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA," commonly known as the "Superfund") in connection with matters pending at five Superfund sites. Additionally, the Company has been named as a PRP for three Superfund cases where the Company has asserted that its liability was discharged when it emerged from bankruptcy in 1990. One of the five pending Superfund matters relates to the Company's operations at Harbor Island, Washington, for which the EPA established separate proceedings for soil and groundwater matters (the "Soil and Groundwater Operable Unit") and for shipyard sediments (the "Shipyard Sediments Unit").


In addition to the five pending Superfund matters, the Company is subject to suits, claims and proceedings brought by state agencies and others seeking remediation of alleged environmental impairments at four additional sites.


Generally these environmental claims relate to sites used by the Company for disposal of alleged hazardous waste, although one matter relates to a site in which the allegations are predicated upon the Company's prior ownership of a shipyard property. The matters relating to the Harbor Island Sites, at which the Company's Shipyard is located, is discussed below. Reference is made to Note 12 of the Notes to the Consolidated Financial Statements in Item 8 below for information with respect to all pending suits, claims and proceedings, including four as to which the Company believes it has no or only nominal liability.


The Company and several other parties have been named as PRPs by the EPA pursuant to CERCLA in connection with the documented release or threatened release of hazardous substances, pollutants and contaminants at the Harbor Island Superfund Site,(the "Site").To date, the EPA has separated the Site into two operable units (Soil and Groundwater Unit and Shipyard Sediments Unit). The Company, along with a number of other Harbor Island PRPs, received a Special Notice Letter from the EPA on May 4, 1994 pursuant to section 122 (e) of CERCLA. The Company entered into a Consent Decree for the Soil and Groundwater Operable Unit in September 1994 under which the Company has agreed to remediate the designated contamination on its property. That remediation is anticipated to begin during late 1996 or early 1997. The Company and EPA currently are negotiating the extent and methodology of that remediation.


Included in its $7.9 million total reserve for environmental matters is a reserve of $5.5 million to address remediation of its portion of the Harbor Island Soil and Groundwater Operable Unit. The Company estimates remediation of the Soil and Groundwater Operable Unit will take 12 to 24 months from the clean-up start date.


In October 1995 the EPA released for public comment the Proposed Plan ("Proposed Plan") for the clean-up of sediments within the Shipyard Sediments Operable Unit. That Proposed Plan includes four possible clean-up alternatives ranging from taking no-action to dredging and removing the alleged contaminated sediments. The EPA Proposed Plan estimates the CompanyOs share of any clean-up effort could range from no cost if no-action were taken to $30 million for a broadly defined effort. The Company provided comments to the EPA during the public comment period for the Proposed Plan and challenged the EPAOs conclusions. The Company disputes the identification of a separate Shipyard Sediment Unit, the scope of the work identified in the Proposed Plan and the timing of the clean-up effort. After the EPA considers the public comments received, it will issue a Record of Decision ("ROD") stating which clean-up action EPA believes should be undertaken. Subsequent to the issuance of the ROD, the EPA will meet with the Company and other affected parties to negotiate the scope of clean-up activities. The Company intends to contest vigorously the ROD should it not reflect issues addressed by the Company in its public comments to the EPA. The Company cannot estimate a timeline for resolving the issues relating to any potential clean-up of the Shipyard Sediment Unit. Based on the currently available facts, and consideration of other factors, the Company does not believe that it has sufficient information to estimate the potential liability associated with any potential remediation of the Shipyard Sediments Unit. Specifically, the Company believes that until the EPA issues its Record of Decision addressing the scope of remediation, if any, disposal alternatives and the timing and cost of any clean-up remain significantly uncertain. Accordingly, the Company has not established a reserve for a potential Shipyard Sediments Unit clean-up.


The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities. The Company has approximately 94 cases involving 278 plaintiffs pending against it, together with other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers and equipment manufacturers, involving injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company and its insurers are vigorously defending these actions. Most of these cases have been filed since 1991 by heirs of retired employees or employees of subcontractors who allegedly worked at Company sites, and allege contact with asbestos for varying periods of time and allege that such exposure caused illness and/or death. The cases are generally filed with multiple claimants and multiple defendants and are generally insured matters. Suits of this nature generally seek amounts in excess of $100,000 on behalf of each claimant as against all defendants and to date have been settled for immaterial amounts. The Company and its insurers are vigorously defending these actions. By their very nature, civil actions relating to toxic substances vary according to the cases' fact patterns, jurisdiction and other factors. Accordingly, the Company cannot predict the eventual number of such cases or their eventual resolution. The Company has included an estimate of its potential liability for these issues in its environmental reserves.


PART II

ITEM 6.  SELECTED FINANCIAL DATA  (In thousands of dollars,
                                   except per share data)

                 March 31, April 2, April 3,  March 28, March 29,
                   1996      1995     1994      1993      1992

Revenue          $101,687  $69,096  $68,552   $54,278  $147,500
Income (loss)
 from operations    1,017     (898) (13,224)  (14,018)   22,206
Income (loss)
 before cumulative
 effect of change
 in accounting
 principles         4,132    3,402   (2,714)  (11,802)   29,021
Cumulative effect
 of change in
 accounting
 principles(1)          -      438        -          -        -
Net income(loss)    4,132    3,840   (2,714)  (11,802)   29,021

Per share of common stock
Income (loss)
 before cumulative
 effect of change
 in accounting
 principles          0.42     0.32    (0.24)    (0.99)     2.43
Cumulative effect
 of change in
 accounting
 principles(1)          -     0.04        -         -         -
Net income (loss)    0.42     0.36    (0.24)    (0.99)     2.43

Financial position:
Working capital    48,880   50,704    52,337   57,311    67,195
Fixed assets       26,499   24,552    24,001   24,636    27,192
Total assets      117,380  110,924   111,447  129,287   138,988

Stockholders'
equity             67,380   62,433    63,740   70,700    83,240
 per common share    6.80     6.28      5.83     5.99      6.96

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



Contract Loss Reserves
In 1995, the Company utilized $1.0 million in contract loss reserves related to work performed on a government vessel repair.


Provision for Environmental Reserves
In fiscal year 1996, the Company did not add to its environmental provisions. In fiscal year 1995, the Company added $2.0 million in provisions for environmental liabilities for sites and circumstances where it was possible to make reasonable estimates of the Company's potential liability.

Operating Results
Fiscal year 1996 operating profit increased $1.9 million compared to the prior fiscal year loss of $.9 million. The increase in operating profit reflects the $2.0 million environmental provision in fiscal year 1995. Fiscal year 1996 also benefited from increased Mark II Ferry construction overhead contribution largely offset by lower contract margins on repair activities, increased administrative costs and modest start-up losses for the Company's radio station operations.

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

Contract Loss Reserves
In 1995, the Company utilized $1.0 million in contract loss reserves related to performance of a contract to repair a government vessel. The Company utilized a $10.2 million reserve in 1994 related to a contract to convert two commercial vessels to an open-cargo configuration.

Provision for Environmental Reserves
In fiscal year 1995, the Company added $2.0 million in provisions for environmental liabilities for sites and circumstances where it was possible to make reasonable estimates of the Company's potential liability. In fiscal year 1994, the Company established environmental reserves of $6.5 million.

Operating Results
In fiscal year 1995, the Company had an operating loss of $.9 million compared to a loss of $13.2 million in the prior year.
Results for fiscal year 1995 benefited from lower provisions for environmental matters, higher margin work and lower administrative expenses.

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


The EPA has separated the Company's Harbor Island Site into two operable units (Soil and Groundwater Unit and Shipyard Sediments
Unit). The Company, along with a number of other Harbor Island PRPs, received a Special Notice Letter from the EPA on May 4, 1994 pursuant to section 122 (e) of CERCLA. The Company entered into a Consent Decree for the Soil and Groundwater Operable Unit in September 1994 under which the Company has agreed to remediate the designated contamination on its property. That remediation is anticipated to begin during late 1996 or early 1997. The Company and EPA currently are negotiating the extent and methodology of that remediation. The duration of the Soil and Groundwater Unit remediation is expected to be 12 to 24 months from the start date.


The Company is also a PRP at the Shipyard Sediments Unit of the Harbor Island Superfund Site. The Company believes that the Environmental Protection Agency ("EPA") intends to issue the Record of Decision pertaining to that site before the end of calendar year 1996. The EPA indicated in its Proposed Plan issued in October, 1995 a range from zero if no-action were taken to $30 million for a broadly defined effort. As of March 31, 1996, based on the currently available facts, and consideration of other factors, the Company does not believe that it has sufficient information to estimate the potential liability associated with any potential remediation of the Shipyard Sediments Unit.


Potential additional future expenses related to the method and extent of remediation are not quantifiable as they are dependent upon many unknowns such as, but not limited to, the method of remediation, outcome of negotiations with regulatory authorities, the scope of remediation necessary, the final number of parties found liable at each site, technological developments and changes in environmental laws. Potential expense related to remediation of the sediments surrounding the Company's Harbor Island facility in Seattle, Washington have been estimated by the EPA to range from zero for no action to $30 million.


The Company has approximately 94 cases involving 278 plaintiffs pending against it, together with other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers and equipment manufacturers, involving injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company and its insurers are vigorously defending these actions. By their very nature, civil actions relating to toxic substances vary according to the cases' fact patterns, jurisdiction and other factors. Accordingly, the Company cannot predict the eventual number of such cases or their eventual resolution. The Company has included an estimate of its potential liability for these issues in its environmental reserves. Potential additional future expenses related to alleged damages from past exposure to toxic substances is not quantifiable due to uncertainties of the number of cases, the extent of alleged damages, the population of claimants and size of any awards and/or settlements.


The Company spent $.5 million in fiscal year 1996 for site remediation and other matters. Most of these expenditures were related to the Company's Harbor Island facility. While the Company expects to spend larger amounts in future years, the timing of such expenditures is impossible to predict due largely to uncertainties relating to remediation of the Harbor Island facility.


The Company's policy is to accrue costs for environmental matters in the accounting period in which the responsibility is established and the cost is estimable. The Company's estimates of its liabilities for environmental matters are based on evaluations of currently available facts with respect to each individual situation and take into consideration factors such as existing technology, presently enacted laws and regulations, and the results of negotiations with regulatory authorities. The Company does not discount these liabilities.


Actual environmental costs will depend upon numerous factors, such as, but not limited to, the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, probable outcome of insurance recovery, technological developments and changes in environmental laws and regulations. Therefore these costs cannot be predicted with certainty. Accordingly the Company cannot predict the effect of environmental matters on its liquidity, financial position and profitability.


The Company's financial statements as of March 31, 1996 reflect aggregate reserves of $7.9 million relating to environmental matters. The Company is negotiating with its insurance carriers and certain prior landowners and operators for past and future remediation costs. In addition, the Company believes that the U.S. Government may be obligated to contribute to a share of clean-up costs for certain sites. However, no assurance can be given that the Company's $7.9 million in environmental reserves as of March 31, 1996 is adequate to cover all potential environmental costs the Company could incur; the Company expects to add reserves to address the Shipyard Sediments Unit of the Harbor Island Superfund Site at which time it has sufficient information to estimate the potential liability.

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

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years Ended March 31, 1996, April 2, 1995, and April 3, 1994
(In thousands of dollars)


                                     1996      1995       1994
Revenues                          $101,687  $ 69,096   $ 68,552
Operating Expenses:
 Cost of sales                      71,674    45,234     60,080
 Administrative expense             28,996    23,740     25,428
 Provision for environmental
  reserves                               -    (2,000)    (6,500)
 Contract reserves utilization           -      (980)   (10,232)
 Subtotal                          100,670    69,994     75,276
Operating Income (Loss)              1,017      (898)   (13,224)
Closed facilities adjustment
 Galveston                               -         -      3,131
 Los Angeles                             -         -      2,522
Gain on sale of facility                 -       505        613
Investment and other income          3,115     3,795      3,981
Income (Loss) Before Income
 Taxes and Cumulative Effect of
 Change in Accounting Principle      4,132     3,402     (2,977)
Income tax provision (benefit)           -         -       (263)

Income (Loss) Before Cumulative
 Effect of Change in Accounting
 Principle                           4,132     3,402     (2,714)
Cumulative effect to April 3,
 1994 of accounting change,
 net of tax                              -       438          -
Net Income (Loss)                 $  4,132  $  3,840    $(2,714)

Net Income (Loss) per Common Share:
Income (Loss), before Cumulative
Effect of Change in Accounting
 Principle                        $   0.42  $    .32   $   (.24)
Cumulative effect of change
 in accounting principle                 -       .04          -
 Net Income (Loss)                $   0.42  $    .36   $   (.24)


Proforma amounts, Assuming the New
Accounting Method is Applied
 Retroactively:
 Net Income (Loss)                $  4,132  $  3,402   $ (4,034)
 Net Income (Loss) per Share           .42       .32       (.35)
Weighted Average Number of Shares
 (thousands)                         9,931    10,740     11,540

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

(K) Environmental Accounting -
For current operating activities, costs of complying with environmental regulations are immaterial and expensed as incurred. Environmental costs are capitalized if the costs extend the life of the property and/or increase its capacity.

For matters associated with past practices and closed operations, accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based upon the projected scope of the remediation, current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are classified in the balance sheet as long term obligations at undiscounted amounts and exclude legal costs and claims, if material, for recoveries from insurance or other third parties. Accruals for insurance or other third party recoveries for environmental liabilities are recorded when it is probable that a claim will be realized.

(L)  New Accounting Standards  -
The Company implemented Statement of Financial Accounting Standards (Statement) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," during the first quarter of fiscal year 1996. Statement 121 establishes new accounting standards for measuring the impairment of long-lived assets. There was no impact of adopting Statement 121 on the Company's consolidated financial statements.

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

Harbor Island Site:
The Company and several other parties have been named as potentially responsible parties ("PRPs") by the Environmental Protection Agency ("EPA") pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") in connection with the documented release or threatened release of hazardous substances, pollutants and contaminants at the Harbor Island Superfund Site (the "Site"), upon which the Shipyard is located.

To date, the EPA has separated the Site into two operable units (Soil and Groundwater Unit and Shipyard Sediments Unit). The Company, along with a number of other Harbor Island PRPs, received a Special Notice Letter from the EPA on May 4, 1994 pursuant to section 122 (e) of CERCLA. The Company entered into a Consent Decree for the Soil and Groundwater Operable Unit in September 1994 under which the Company has agreed to remediate the designated contamination on its property. That remediation is anticipated to begin during late 1996 or early 1997. The Company and EPA currently are negotiating the extent and methodology of that remediation. The duration of the Soil and Groundwater Unit remediation is expected to be 12 to 24 months from the start date. The Company has included in the below stated reserve a total of $5.5 million to address its share of the Harbor Island Soil and Groundwater Operable Unit remediation and monitoring.

In October 1995 the EPA released for public comment the Proposed Plan ("Proposed Plan") for the clean-up of sediments within the Shipyard Sediments Operable Unit. That Proposed Plan includes four possible clean-up alternatives ranging from taking no-action to dredging and removing the alleged contaminated sediments. The EPA Proposed Plan estimates the CompanyOs share of any clean-up effort could range from no cost if no-action were taken to $30 million for a broadly defined effort. The Company provided comments to the EPA during the public comment period for the Proposed Plan and challenged the EPAOs conclusions. The Company disputes the identification of a separate Shipyard Sediment Unit, the scope of the work identified in the Proposed Plan and the timing of the clean-up effort. After the EPA considers the public comments received, it will issue a Record of Decision ("ROD") stating which clean-up action EPA believes should be undertaken. Subsequent to the issuance of the ROD, the EPA will meet with the Company and other affected parties to negotiate the scope of clean-up activities. The Company intends to vigorously contest the ROD should it not reflect issues addressed by the Company in its public comments to the EPA.

The Company believes that the Environmental Protection Agency ("EPA") intends to issue its Record of Decision pertaining to the Shipyard Sediments Unit on the Harbor Island Superfund Site before the end of calendar year 1996. As of March 31, 1996, based on the currently available facts, and consideration of other factors, the Company does not believe that it has sufficient information to estimate the potential liability associated with any potential remediation of the Shipyard Sediments Unit. Specifically, the Company believes that until the EPA issues its Record of Decision addressing the scope of remediation, if any, disposal alternatives and the timing and cost of any clean-up remain significantly uncertain.
Accordingly, the Company has not established a reserve for a potential Shipyard Sediments Unit clean-up.

In January 1990, the Company was notified that it was a PRP in an action brought by the National Oceanic and Atmospheric Administration ("NOAA") for alleged damages caused to the coastal and marine natural resources in the Duwamish River and Elliott Bay off the Harbor Island Site. Subsequent to this notification, NOAA brought suit against the City of Seattle and the Governmental agency responsible for sewage treatment in the Seattle area ("Metro") for their contributions of hazardous materials to the Duwamish River and Elliott Bay. This litigation was settled between the parties. While NOAA, the City of Seattle and Metro retain the right to bring suit against all the other named PRPs, including the Company, the Company has not been contacted since the January 1990 notification. The Company does not know the scope of the alleged damages caused to the coastal and marine natural resources or the methods of measuring these alleged damages. For these reasons, the Company does not believe that any estimate of any potential liability relating to these actions can be made at this time.

Other Environmental Matters:
The Company has been notified by the EPA that the Casmalia Resources Hazardous Waste Management Facility in Santa Barbara County, California is undergoing remediation and closure under the Resource Conservation and Recovery Act. It is alleged that the Los Angeles Division of Todd Pacific deposited certain production wastes and by-products at this disposal site throughout the 1980's. The Company has been participating in settlement discussions with other PRPs and the EPA as a member of the Steering Committee. The Company has included an estimate of the potential liability for this site in its below stated reserves. Payments, expected to be immaterial, are anticipated to begin in fiscal year 1997 and extend for up to ten years. Investigation continues on this site.

In June 1989, the Company was notified by the City of Hoboken, New Jersey (the "City") that a volume of oil had been discovered on the surface of the property that had been owned and operated as the Hoboken Division of the Company. In June 1992, the City and the Company were named as PRPs by the State of New Jersey (the "State"). The City has undertaken a clean-up of the property. The State has issued a Notice of Violation against the Company pursuant to the New Jersey Spill Act ("Spill Act"). The City and the State allege that the Company abandoned three underground storage tanks in 1969 when the property was sold to the City and that the discovered surface oil spilled from those tanks. In April 1994 the City of Hoboken initiated a civil action against the Company entitled City of Hoboken v. Todd et al. for contribution under the Spill Act seeking reimbursement for all monies expended for the cleanup of the Hoboken property. Also named in the suit is the developer who allegedly trespassed onto the property and caused the oil spill and several insurance companies who allegedly issued comprehensive general liability insurance policies in favor of the City of Hoboken covering the property. The Company is vigorously defending this action. The Company has included an estimate of the potential liability for the site in its below stated reserves. The trial date for this case is scheduled for Spring of calendar 1997.

Todd Pacific was notified by the California Environmental Protection Agency that it may be considered a potentially responsible party for the cleanup of the Omega Chemical Corporation site ("Omega Site") in Whittier, California in September of 1994. It is alleged that the Los Angeles Division of Todd Pacific caused certain production wastes and by-products to be transported to this hazardous waste treatment and storage
facility between 1976 and 1991.   The California Department of
Toxic Substances Control is pursuing the clean up of the Omega Site pursuant to state and federal regulations. The Company is investigating these allegations. No estimation of potential liability or potential timing of payments, if any, is currently available as the scope of the total Omega Site has not yet been quantified and little information regarding the Company's involvement in the site has to date been identified.

The Company was identified in 1983 as a generator of materials deposited at the Western Processing Site in Kent, Washington. Since that time the Company has executed, along with several hundred other PRPs, a Consent Decree committing to its proportionate share of the cleanup to take place at the site. While it is not possible to predict the entire liability due under the terms of the Consent Decree, the known costs to the Company are included in the below stated reserve. Immaterial settlement payments are scheduled for fiscal year 1997, with smaller payments anticipated until the end of the decade.

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

The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities. These cases are generally filed with multiple claimants and multiple defendants and are generally insured matters. In certain jurisdictions, the laws are structured to allow the heirs of former employees to sue for gross negligence and to seek punitive damages in addition to compensatory awards. The Company is not fully insured for these matters. Costs to date to administer and settle these cases have not been material. Estimation of eventual potential liability, if material, is not possible as the Company has no means to quantify the number of potential cases, the timing of such cases, the jurisdiction or what judgments or settlements, if any, would result. The Company and its insurers are vigorously defending these actions. The Company has included its current estimate of the potential liability for known issues in its below stated reserves.

The Company has provided aggregate reserves of $7.9 million for these contingent liabilities. As discussed in Footnote 1 to the Consolidated Financial Statements, no amount has been taken into consideration for the possible recovery of these amounts through right of contribution actions against prior landowners and others that may have been responsible for the alleged damage to the various sites. No assurance can be given that the $7.9 million in environmental reserves is adequate to cover all potential remediation costs and related expenses or awards the Company could incur; the Company expects to add reserves to address the Shipyard Sediments Unit of the Harbor Island Superfund Site at which time it has sufficient information to estimate the potential liability.

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

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Financial results by quarter for the fiscal years ended March 31, 1996 and April 2, 1995 are as follows (in thousands):

                                              Cumulative
                           Operating          effect of     Net
                            income    Income  accounting   income
                 Revenues   (loss)    (loss)    change     (loss)
1st Qtr 1996    $ 12,952  $   (800)  $    59   $     -   $    59
2nd Qtr 1996      26,837        (1)      689         -       689
3rd Qtr 1996      21,783     1,240     2,059         -     2,059
4th Qtr 1996      40,115       578     1,325         -     1,325
                $101,687  $  1,017  $  4,132   $     -   $ 4,132

1st Qtr 1995    $ 14,469  $ (1,963)  $(1,013)  $   438   $  (575)
2nd Qtr 1995      10,372    (  499)    1,117         -     1,117
3rd Qtr 1995      15,551       337     1,250         -     1,250
4th Qtr 1995      28,704     1,227     2,048         -     2,048
                $ 69,096  $   (898)  $ 3,402   $   438   $ 3,840

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

TODD SHIPYARDS CORPORATION
Registrant


By: /s/ Stephen G. Welch
    Stephen G. Welch
    Chief Financial Officer
    and Treasurer
    February 14, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Brent D. Baird
Brent D. Baird, Director           Steven A. Clifford, Director
February 12, 1997                  February   , 1997



/s/ Patrick W.E. Hodgson           /s/ Joseph D. Lehrer
Patrick W.E. Hodgson,              Joseph D. Lehrer, Director
Chairman, Chief Executive          February 12, 1997
Officer, and Director
February 12, 1997



/s/ Philip N. Robinson             /s/ John D. Weil
Philip N. Robinson, Director       John D. Weil, Director
February 12, 1997                  February 12, 1997



/s/ Stephen G. Welch
Stephen G. Welch
Acting Chief Financial Officer
Principal Financial Officer and
Principal Accounting Officer
February 14, 1997