Form 10-K
period 1997-03-30
TODD SHIPYARDS CORP
filed 1997-06-24
CIK 98537

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                            FORM 10-K

 Annual Report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the fiscal year ended March 30, 1997
                     Commission File Number 1-5109

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non affiliates of the registrant was approximately $29 million as of June 18, 1997.

There were 9,910,180 shares of the corporation's $.01 par value common stock outstanding at June 18, 1997.

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

Item 12. Security Ownership of Certain Beneficial Owners
         and Management.....................................

Item 13. Certain Relationships and Related Transactions......

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K ................................

ITEM 1.  BUSINESS
INTRODUCTION

Todd Shipyards Corporation (the "Company") was organized in 1916 and has operated a shipyard in Seattle, Washington (the
"Shipyard") since incorporation. The Company operates the Shipyard through its wholly owned subsidiary Todd Pacific
Shipyards Corporation ("Todd Pacific"). Todd Pacific is engaged in the repair/overhaul, conversion and construction of commercial and military marine vessels.

Until early in this decade, a substantial portion of the Company's revenues and profits were attributable to long-term United States Government ("Government") contracts. The significant decline in the annual shipbuilding budgets of the Department of the Navy (the "Navy") has greatly reduced the Company's bidding opportunities for long-term Government contracts. This reduction in long-term Government contracts has created excess ship construction and repair capacity in all of the Company's markets. This excess shipyard capacity, both nationally and locally, has resulted in intense price competition. The Company has responded to this competition by carefully reviewing its overhead, streamlining its operations and implementing advanced shipyard production techniques.

Recent Shipyard activity has included construction of Jumbo Mark II Class ferries ("Mark II Ferry") for the Washington State Ferry System ("Ferry System"), short-term repair, overhaul and phased maintenance work on Government vessels, as well as commercial repair, overhaul and conversion work on container vessels, tankers, fishing industry vessels, cruise ships, barges, tug supply vessels and ferries.

The Company believes that it will continue to perform a substantial amount of maintenance and repair work on commercial vessels engaged in various seagoing trade activities in Puget Sound (near Seattle). It plans to pursue repair, maintenance, overhaul and new construction work for the ferry fleets operated by the states of Washington and Alaska. Additionally, the military vessels home ported in Puget Sound waters at the Everett, Washington Navy home port facility are expected to present business opportunities to Puget Sound shipyards.

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

Government ship repair and overhaul work is usually awarded through a formal bidding process. The Company also performs repair/overhaul work for the Navy under flexibly-priced contracts. These contracts provide for reimbursement of costs, to the extent allocable and allowable under applicable regulations, and payment of an incentive or award fee based on the customer's judgment of the contractor's performance with respect to certain pre-established criteria. The Government regulates the methods by which overhead costs are allocated to Government contracts. The Company's commercial and Government repair and overhaul contracts contain terms of customer payment determined by mutual agreement. Typically the Company is periodically reimbursed through progress payments based on the achievement of certain agreed to benchmarks subject to a specified level of retention. Some vessel owners contracting for repair, overhaul and new construction work require some form and amount of performance and payment bonding, particularly state agencies.

Construction Operations
The Company has a contract with the Ferry System for the construction of three Mark II Ferries for $181 million (including $7 million of optional growth items). The Mark II Ferries are designed to transport 218 automobiles and 2,500 passengers on the waterways of Puget Sound and will be the largest ferries in the Ferry System fleet.

Future Operations
The Company plans to actively pursue Government and commercial repair/overhaul opportunities. International construction and repair opportunities are limited because shipbuilders in foreign countries are often subsidized by their governments. These subsidies allow foreign shipyards to enter into production contracts at prices below their actual production costs. Passage of the proposed Organization for Economic Cooperation and Development ("OECD") legislation currently being considered in Congress is expected to require reduction of these shipbuilding subsidies and enhance the Company's ability to pursue international prospects. Competition for domestic construction and repair opportunities will be intense as certain of the Company's larger east coast competitors have better shipbuilding facilities and access to more financial resources. The Company is working to maximize its advantages of geographic location, its current Mark II Ferry construction activities and the skills of its experienced workforce.

Distribution of Work
The approximate distribution of the Company's Shipyard activities for each of the last three fiscal years are summarized as follows:
                                         1997   1996   1995
Government                                10%     35%    60%
Commercial                                90%     65%    40%
Total                                    100%    100%   100%

As the table indicates, a majority of the Company's work in fiscal years 1997 and 1996 was comprised of commercial activity. Commercial activity increased in each year, principally due to the construction activities related to the three Mark II Ferries discussed above in "Construction Operations".

Employees
The number of persons employed by the Company varies considerably from time to time depending primarily on the level of Shipyard activity, averaging approximately 1,100 employees during fiscal year 1997 and totaling approximately 1,400 employees on March 30, 1997. With respect to the Mark II Ferry project, the Company employed an average of approximately 515 persons on the project during fiscal year 1997 and 570 persons on March 30, 1997.
During fiscal year 1997 an average of approximately 925 of the Company's Shipyard employees were covered by a union contract which expired on July 31, 1996. At March 30, 1997 approximately 1,225 Company employees were covered under this contract.

During fiscal year 1997, the Company negotiated a new labor contract with local union leadership aimed at resolving contractual and business issues. Subsequent to the end of fiscal year 1997, on April 9, 1997 and again on May 20, 1997, Company union workers did not ratify two versions of the proposed contract. For the duration of the Mark II Ferry contract, the Company's existing contracts with the unions include "no strike/no lockout" provisions. Additionally, these agreements provide that a binding arbitration process be utilized between the bargaining parties in the event an agreement for a new labor contract cannot be reached. It is the Company's intent to request such an arbitration in order to achieve a new collective bargaining agreement. The Company expects work to continue under the existing contract until contractual issues are resolved.
Over the past two fiscal years, the Company has invested heavily in its labor relations efforts including the establishment of labor/management committees and conflict resolution education for all parties. Notwithstanding the contract rejections, the Company believes that its relations with its employees are stable.

Availability of Materials
The principal materials used by the Company in its Shipyard are steel and aluminum plate and shapes, pipe and fittings, and electrical cable and fittings. The Company believes that each of these items can presently be obtained in the domestic market from a number of different suppliers. In addition, the Company maintains a small on-site inventory of these items that is deemed sufficient for emergency ship repairs.

Competition
Competition in the domestic shipyard industry is intense. The Company competes for commercial and Government work with a number of other northwest shipyards, some of which have more advantageous cost structures. The Company's competitors for overhaul/conversion and repair work include non-union shipyards, shipyards with excess capacity and government subsidized facilities. The Company's competitors for new construction work include shipyards on the gulf coast and east coast with substantial financial resources and significant recent investments in productivity enhancing facilities. The reduced size of the Government's active duty fleet has resulted in a significant decline in the total amount of Government business available to the private sector shipyards, has created excess shipyard capacity, and has led to acute price competition.

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

Recurring costs associated with the Company's environmental compliance program are not material and are expensed as incurred. Capital expenditures in connection with environmental compliance are not material to the Company's financial statements. See Item 7, Management's Discussion and Analysis and Note 1 to the Consolidated Financial Statements for further discussion of these costs.

The Company has an accrued liability of $15.9 million as of March 30, 1997 for environmental matters. As assessments of environmental matters and remediation activities progress, these liabilities are reviewed periodically and adjusted to reflect additional technical, engineering and legal information that becomes available. The Company's estimate of its environmental liabilities is affected by several uncertainties such as, but not limited to, the method and extent of remediation of contaminated sites, the percentage of material attributable to the Company at the sites relative to that attributable to other parties, and the financial capabilities of the other Potentially Responsible Parties ("PRP") at most sites. The Company's estimate of its environmental liabilities is also affected as additional information becomes known regarding alleged damages from past exposure to asbestos at Company facilities. The Company is covered under its various insurance policies for some, but not all, potential environmental liabilities. See Item 3. Legal Matters, Item 7. Management's Discussion and Analysis and Note 11 of the Notes to Consolidated Financial Statements for further information regarding the Company's environmental matters.

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

Backlog
At March 30, 1997 the Company's backlog consists of approximately $85 million of construction, repair and overhaul work. This compares with backlogs of $146 million and $76 million at March 31, 1996 and April 2, 1995 respectively. Substantially all of the Company's firm backlog is for the construction of three Mark II Ferries that are scheduled for delivery during fiscal years 1998 and 1999.

In May 1996, the Company was awarded a cost-type contract for phased maintenance repairs to four Navy supply ships currently scheduled over eleven availabilities in five years. The notional value of the contract is $79 million. The Company can provide no assurance as to the timing or level of work that may be performed as part of the maintenance contract.

INVESTMENTS AND ACQUISITIONS
The Company has from time to time pursued opportunities to diversify its business, in areas such as metal fabrication, marine transportation, other marine industries and businesses unrelated to the Shipyard. In fiscal year 1996, the Company, through a subsidiary, purchased three radio stations. As discussed further in Note 13 to the Consolidated Financial Statements, in June 1997, the Company announced the sale of the three radio stations. The Company continues to evaluate suitable investment opportunities which it believes will appropriately utilize the Company's resources.

ITEM 2. PROPERTIES

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

The Company is required to maintain Navy certification on its drydocks and cranes in order to qualify its facilities to bid on and perform work under certain Navy and United States Coast Guard ("Coast Guard") contracts. The Company's current certification for the drydocks listed above are 30,000 tons, 14,000 tons and 4,205 tons, respectively. While such certification is less than the maximum design capacity, it is sufficient to allow the Company to perform work on most Navy and all Coast Guard vessels. The Company also maintains certification of its cranes.

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

The Company is identified as a PRP by the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA," commonly known as the "Superfund") in connection with matters pending at five Superfund sites. Additionally, the Company has been named as a PRP for three Superfund cases where the Company has asserted that its liability was discharged when it emerged from bankruptcy in 1990.

In addition to the five pending Superfund matters, the Company is subject to suits, claims and proceedings brought by state agencies and others seeking contribution towards remediation of alleged environmental impairments at five additional sites.

Generally these environmental claims relate to sites used by the Company for disposal of alleged hazardous waste, although one matter relates to a site in which the allegations are predicated upon the Company's prior ownership of a shipyard property. The matters relating to the Harbor Island sites, at which the Company's Shipyard is located, are discussed below. Reference is made to Note 11 of the Notes to the Consolidated Financial Statements in Item 8 below for information with respect to all pending suits, claims and proceedings, including four as to which the Company believes it has no or only nominal liability.

The Company and several other parties have been named as PRPs by the EPA pursuant to CERCLA in connection with the documented release or threatened release of hazardous substances, pollutants and contaminants at the Harbor Island Superfund Site,(the "Harbor Island Site"). To date, the EPA has separated the Harbor Island Site into two operable units, the Soil and Groundwater Unit (the "Soil Unit")and the Shipyard Sediments Operable Unit (the "Sediments Unit"). The Company, along with a number of other Harbor Island PRPs, received a Special Notice Letter from the EPA on May 4, 1994 pursuant to section 122 (e) of CERCLA. The Company entered into a Consent Decree for the Soil Unit in September 1994 under which the Company has agreed to remediate the designated contamination on its property. Soil Unit remediation is anticipated to begin in fiscal year 1998. The Company and the EPA are currently negotiating the extent and methodology of the Soil Unit remediation. The Company estimates remediation of the Soil Unit will take approximately 12 to 24 months from the clean-up start date.

In the third quarter of the fiscal year 1997, the EPA issued its Record of Decision ("ROD") for the Sediments Unit. The ROD identifies four alternative solutions for the Sediments Unit remediation and identifies the EPA's selected solution. The Company and the EPA are negotiating the scope and extent of testing and evaluation necessary to determine the extent of the clean-up of the Sediments Unit. The parties have not agreed to a remedial design for the Sediments Unit. The Company believes that the timing and cost of the Sediments Unit clean up will remain significantly uncertain until a remedial design has been finalized with the EPA that identifies the scope of remediation and the method of sediment disposal. Included in the Company's $15.9 million total reserve for environmental matters is a reserve of $11.4 million to address the Harbor Island Site.

The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities. The Company has approximately 109 cases involving 262 plaintiffs pending against it, together with other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers and equipment manufacturers, involving injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company and its insurers are vigorously defending these actions. Most of these cases have been filed since 1991 by heirs of retired employees or employees of subcontractors who allegedly worked at Company sites, and allege contact with asbestos for varying periods of time and allege that such exposure caused illness and/or death. The cases are generally filed with multiple claimants and multiple defendants and are generally insured matters. Suits of this nature generally seek amounts in excess of $100,000 on behalf of each claimant as against all defendants and to date have been settled for immaterial amounts. The Company and its insurers are vigorously defending these actions. By their very nature, civil actions relating to toxic substances vary according to the cases' fact patterns, jurisdiction and other factors. Accordingly, the Company cannot predict the eventual number of such cases or their eventual resolution. The Company has included an estimate of its potential liability for these issues in its environmental reserves.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of fiscal year 1997.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

The Company's stock is listed on the New York Stock Exchange (the
"NYSE"). The following table sets forth for the fiscal quarters indicated the high and low composite sales prices of the stock as reported by the NYSE.

Quarter Ended                               High        Low
July 2, 1995                                6.50       5.38
October 1, 1995                             7.00       5.50
December 31, 1995                           6.50       5.88
March 31, 1996                              7.50       5.88
June 30, 1996                               7.88       7.00
September 29, 1996                          7.38       6.00
December 29, 1996                           7.38       6.50
March 30, 1997                              6.63       5.38

On June 18, 1997 the high and low prices of the Company's common stock on the NYSE were $4.25 and $4.125, respectively.

At June 18, 1997 there were approximately 2088 holders of record of the outstanding shares of common stock. The Company does not presently anticipate the declaration of dividends.

ITEM 6.  SELECTED FINANCIAL DATA  (In thousands of dollars,
                                   except per share data)

                    Mar 30,   Mar 31,   Apr 2,  Apr 3,    Mar 28,
                     1997      1996     1995     1994      1993

Revenue           $114,398  $101,687  $69,096  $68,552   $54,278
Income (loss)
 from operations   (25,793)    1,017     (393)  (6,958)  (14,018)
Income (loss)
 before cumulative
 effect of change
 in accounting
 principle         (21,253)    4,132    3,402   (2,714)  (11,802)
Cumulative effect
 of change in
 accounting
 principle (1)           -         -      438        -          -
Net income(loss)   (21,253)    4,132    3,840   (2,714)  (11,802)

Per share of common stock
Income (loss)
 before cumulative
 effect of change
 in accounting
 principle           (2.14)     0.42     0.32    (0.24)    (0.99)
Cumulative effect
 of change in
 accounting
 principle (1)           -         -     0.04        -         -
Net income (loss)    (2.14)     0.42     0.36    (0.24)    (0.99)

Financial position:
Working capital     33,245    48,880   50,704   52,337    57,311
Fixed assets        24,477    26,499   24,552   24,001    24,636
Total assets       115,789   120,571  110,924  111,447   129,287

Stockholders'
 equity             47,940    67,380   62,433   63,740    70,700
 per common share     4.84      6.80     6.28     5.83      5.99

(1) Effective April 4, 1994 the Company changed its method of accounting for general and administrative costs from recognizing these expenses as contract costs to recognizing them as incurred. The change in method reflects the change, over time, in the Company's business from predominately longer term Department of Defense contracts to predominately shorter term commercial and Government contracts. This change has been applied to general and administrative costs of prior years and resulted in a cumulative effect credit of $438 thousand ($0.04 per share) at the time of adoption.

ITEM 7.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Notes to Consolidated Financial Statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith. The following discussion and analysis of financial condition and results of operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results in future periods may differ significantly from the results discussed in or anticipated by such forward looking statements. Certain factors which may impact results for future periods are discussed below under the captions "Overview - Mark II Ferry Program," "Overview - Profitability," and "Environmental Matters." Readers should also consider the statements and factors discussed under the caption "Operation Overview" in Item 1 of the Company's Form 10-K Annual Report filed with the Securities and Exchange Commission for the fiscal year ended March 30, 1997, and in the Notes to the Company's Consolidated Financial Statements for the fiscal year then ended.

Overview:
The Company lost $21.3 million on sales of $114.4 million in fiscal year 1997. The year's sales performance reflects high levels of Mark II Ferry activity as the Company approached the completion of the first vessel, the MV Tacoma, and started construction of the second and third vessels, the MV Wenatchee, and the MV Puyallup. The fiscal year's sales performance also reflects lower levels of Government maintenance efforts due to Navy budget cuts. The Company's loss for the year reflects loss reserves recognized on the Mark II Ferry construction program, the reversal of previously recognized Mark II Ferry profits, losses experienced on commercial overhaul activities, lower levels of Government maintenance work and a provision for the sediment portion of the environmental clean-up for the Company's Harbor Island Site. The net loss for the year benefited from the $1.7 million gain on the sale of securities.

Mark II Ferry Program
The Company's Mark II Ferry program, awarded in fiscal year 1995, is approximately 55% complete at March 30, 1997. Construction of the first ferry began in the fall of 1995. The Company anticipates delivering the first ferry and launching the second ferry during the summer of 1997.

As construction of the Mark II Ferries progresses, the Company reviews and revises its estimates of long term contract sales values and costs at completion. Based upon its reviews initiated in conjunction with the fiscal year-end, the Company estimates that it will incur contract costs of approximately $11.5 million in excess of the contract prices for the three ship program resulting in the fourth quarter 1997 reversal of previously recognized program profit of $2.4 million and the establishment of a program loss reserve of $11.5 million. During fiscal year 1997, the Company reversed a total of $3.6 million of previously recognized Mark II Ferry program profit.

Mark II Ferry contract costs, which include direct and related labor costs, direct material costs and allocated manufacturing overhead costs, are expected to exceed contract price due to the following factors: steel work overruns encountered on the first vessel, higher than previously forecast program engineering costs, and increased efforts to complete the outfitting of the vessel - including installation of the joiner work; piping and electrical system; and painting costs.

The Company's construction cost estimates as of March 30, 1997 are based upon implementing improved production techniques and better utilization of modular shipbuilding practices in the construction of the second and third ships compared to the first ship. The Company also expects to benefit from production efficiencies gained in the experience of constructing the first ship (learning curve efficiencies) and has incorporated these factors in its construction cost estimates for the second and third vessels. However, favorable or unfavorable variances to the estimated production efficiencies could materially affect the Company's financial results.

As construction of the ferries progresses, revisions in cost and profit estimates for the contract will be made. Changes in these estimates will be made based upon the facts then known to the Company and may be a result of productivity factors, change order pricing, overhead costs, material costs, production schedules and levels of shipyard activity. Changes in these factors could materially affect the Company's financial results. The Company's ability to complete this contract within the Company's current estimates of the costs to complete is not presently determinable. If the Company is unable to complete this contract within its current estimate of the costs to complete, the Company could incur losses on this contract beyond the $11.5 million recorded herein with a related adverse impact on cash flow.

The Company believes that a portion of the increased contract costs relate to high levels of engineering and production change orders directed by the Ferry System. These customer-directed change orders, which have continued throughout the production process and into the Company's fiscal year 1998, have caused production rework, delays and disruption. These change orders have resulted in increased production costs for the first two ferries, the MV Tacoma and the MV Wenatchee, and the entire three ship ferry construction project. The Company will pursue full recovery from the Ferry System for the impact of these changes. The Company cannot predict the outcome of any negotiations with the Ferry System. Accordingly, the Company has not included any estimates of such settlements, if any, in its above mentioned Mark II Ferry program loss reserve estimates.

Business Volume and Backlog
The Company's backlog at March 30, 1997 was approximately $85 million. This backlog consists primarily of Mark II Ferry work to be performed. In May 1996, the Company was awarded a cost-type contract for phased maintenance repairs to four Navy supply ships currently scheduled over eleven availabilities in five-years. The notional value of the contract is $79 million. The Company can provide no assurance as to the timing or level of work that may be performed as part of the maintenance contract. The Company is working to identify and win additional construction and repair work that would match the Shipyard's production capacity.

Profitability
The Company's future profitability depends largely on the ability of the Shipyard to maintain an adequate volume of ship repair, overhaul and conversion business to augment its longer term contracts. The variables affecting the Company's business volume include public support provided to competing Northwest shipyards, excess west coast and industry-wide shipyard capacity, foreign competition, governmental legislation and regulatory issues, activity levels at the Everett Navy home port, competitors pricing behavior, and Company labor efficiencies and work practices.

The Company continues to respond to the increasingly competitive shipbuilding and repair industry. Company management is focusing on profitably operating the Shipyard. To accomplish this objective, Shipyard management is working to increase business volume, reduce operating costs and improve production efficiencies.

Year to year comparisons:

1997 Compared with 1996
Net income for 1997 decreased by $25.4 million from 1996 levels as a result of the following components.

Revenues
Revenues for the fiscal year ended March 30, 1997 increased $12.7 million (13%) compared to the prior fiscal year. The increase in fiscal year 1997 sales was primarily attributable to the Mark II Ferry construction program partially offset by lower Government maintenance work.

Cost of Revenues
Fiscal year 1997 cost of revenues increased $22.3 million (31%) compared to 1996 results as 1997 includes higher Mark II activity. Cost of revenues in fiscal year 1997 reflect production and engineering difficulties encountered on the Mark
II Ferry project.

Administrative and Manufacturing Overhead
Administrative and manufacturing overhead expenses for the year were up $1.5 million (5%) from prior year results due to increased radio station activity and increased Shipyard volume.

Contract Reserves Activity
As discussed above, during the fourth quarter of fiscal year 1997, the Company estimated that it would incur costs of approximately $11.5 million in excess of the contract prices of the three Mark II Ferries and accordingly established a reserve for these costs in fiscal year 1997. No contract loss reserves were recognized in fiscal year 1996.

Provision for Environmental Reserves
In fiscal year 1997, the Company added $4.3 million to its environmental reserves for estimated Sediments Unit clean-up costs and other environmental matters. In fiscal year 1996, the Company did not add to its environmental provision.

Operating Results
Fiscal year 1997 operating income decreased $26.8 million compared to the prior fiscal year income of $ 1.0 million. The decrease in operating income reflects the establishment of the Mark II Ferry contract loss reserve, the reversal of $3.6 million of previously recognized Mark II Ferry program profits, losses on commercial overhaul activity and lower Government repair volume. Operating results for fiscal year 1997 also include a $4.3 million environmental reserve established to address sediment clean up at the Company's Seattle Shipyard.

Investment and Other Income
The Company's fiscal year 1997 investment and other income of $2.8 million decreased $.3 million compared to fiscal year 1996 as fiscal year 1997's lower investment balances were partly offset by the effect of higher interest rates.

Gain on sale of available-for-sale security
Fiscal year 1997 results include a $1.7 million gain from the sale of an available-for-sale security.

Income Taxes
The Company did not have taxable income for fiscal year 1997, accordingly the Company recognized no income tax expense and recorded a net operating loss carryforward as described in Note 7
to the Consolidated Financial Statements.   For fiscal year 1996,
the Company recognized no income tax expense as the expense was offset by a reduction in the deferred tax valuation reserve.

1996 Compared with 1995
Net income for 1996 increased by 8% from 1995 levels as a result of the following components.

Revenues
Revenues for the fiscal year ended March 31, 1996 increased $32.6 million (47%) compared to the prior fiscal year. The increase in sales was primarily attributable to the Mark II Ferry construction program partially offset by lower Government maintenance work.

Cost of Revenues
Fiscal year 1996 cost of revenues increased $26.5 million (59%) compared to 1995 results as the Company's 1996 Mark II Ferry margins recognized were lower than the margins earned on maintenance work in 1995. As a result of this difference, costs of revenues were 70% of sales in fiscal year 1996 compared to 65% of sales in fiscal year 1995.

Administrative and Manufacturing Overhead
Administrative and manufacturing overhead expenses for fiscal year 1996 were up $5.3 million (22%) from prior year results as the Company incurred higher than usual repair and maintenance costs preparing for the new construction project and added costs relating to the radio station acquisitions. These repair cost increases and radio station start-up costs were partially offset by changes in the estimate of workers' compensation insurance refunds for favorable claims experience during past fiscal years.

Contract Reserves Activity
In 1995, the Company utilized $1.0 million in contract loss reserves related to performance of a contract to repair a Government vessel.

Provision for Environmental Reserves
In fiscal year 1996, the Company did not add to its environmental provisions. In fiscal year 1995, the Company added $2.0 million in provisions for environmental liabilities for sites and circumstances where it was possible to make reasonable estimates of the Company's potential liability.

Operating Results
In fiscal year 1996 operating profit increased $1.4 million compared to the prior fiscal year. The increase in operating profit reflects increased Mark II Ferry construction overhead contribution and environmental reserve activity in 1995 offset by lower contract margins on repair activities, increased administrative costs and modest start-up losses for the Company's radio station operations. The Company completed the sale of an inactive facility in fiscal year 1995 and recognized a gain on the sale of $.5 million.

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

Cumulative Effect of Change in Accounting Principles
Effective April 4, 1994 the Company changed its method of accounting for general and administrative costs from recognizing these expenses as contract costs to recognizing them as incurred which reflects the change, over time, in the Company's business from predominately longer term Department of Defense contracts to predominately shorter term commercial and Government contracts. This change has been applied to general and administrative costs of prior years and resulted in a cumulative effect credit of $.4 million, which was included in income of the first quarter of fiscal year 1995. The effect of the change was to decrease fiscal year 1995 income before the cumulative effect of the accounting change by $1.3 million. There was no income tax effect as a result of the change.

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

The EPA has separated the Harbor Island Site into two operable units, the Soil Unit and the Sediments Unit. The Company, along with a number of other Harbor Island PRPs, received a Special Notice Letter from the EPA on May 4, 1994 pursuant to section 122
(e) of CERCLA. The Company entered into a Consent Decree for the Soil Unit in September 1994 under which the Company has agreed to remediate the designated contamination on its property. Soil Unit remediation is anticipated to begin in fiscal year 1998. The Company and the EPA are currently negotiating the extent and methodology of the Soil Unit remediation. The Company estimates remediation of the Soil Unit will take 12 to 24 months from the clean-up start date. In the third quarter of fiscal year 1997, the EPA issued its Record of Decision ("ROD") for the Sediments Unit. The ROD identifies four alternative solutions for the Sediments Unit remediation and identifies the EPA's selected solution (the "Selected Solution").

The Selected Solution proposes the dredging and disposal of approximately 116,000 cubic yards of material currently in the Duwamish River and Elliott Bay surrounding the Company's facility. The EPA estimated the Company's portion of the remedial cost including long term monitoring and maintenance between $5.5 million and $7.9 million. The estimated range does not include the cost of any potential under-pier dredging or capping, should any be required. The potential scope and costs of dredging and capping remedies are currently indeterminable as the necessity and magnitude of such efforts is strongly dependent on site-specific conditions. The Company believes that the timing and cost of the Sediments Unit clean up will remain significantly uncertain until a remedial design has been finalized with the EPA that identifies the scope of remediation and the method of sediment disposal. The Company is currently negotiating an Order of Consent with the EPA covering solely the additional sampling necessary for any remedial design. The proposed Order of Consent does not include the remedial design itself.

During the fiscal year ending March 30, 1997, based on the ROD, currently available facts and consideration of other factors, the Company recognized a $4.3 million charge to earnings, including $7.9 million for anticipated costs associated with the Company's portion of the remediation costs associated with the Sediments Unit, a decrease to the Soil Unit remediation reserve and adjustments to other environmental matters.

The Company has approximately 109 cases involving 262 plaintiffs pending against it, together with other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers and equipment manufacturers, involving injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company and its insurers are vigorously defending these actions. By their very nature, civil actions relating to toxic substances vary according to the cases' fact patterns, jurisdiction and other factors. Accordingly, the Company cannot predict the eventual number of such cases or their eventual resolution. The Company has included an estimate of its potential liability for these issues in its environmental reserves. Potential additional future expenses related to alleged damages from past exposure to toxic substances is not quantifiable due to uncertainties of the number of cases, the extent of alleged damages, the population of claimants and size of any awards and/or settlements.

The Company spent $.5 million in fiscal year 1997 for site remediation and other matters. Most of these expenditures were related to the Shipyard and for judgments and settlements of civil matters relating to toxic substances. While the Company expects to spend larger amounts in future years, the timing of such expenditures is impossible to predict due largely to uncertainties relating to remediation of the Harbor Island facility.

During its fiscal year 1998, the Company will be required by Washington state environmental regulations to take action in order to determine all known, available and reasonable methods of prevention, control, and treatment ("AKART") for storm water discharges from its shipyard. In accordance with its National Pollution Discharge Elimination System permit the Company will be required to submit its engineering analysis of AKART to the Washington State Department of Ecology during the second quarter of fiscal year 1998. Potential future expense for compliance with these AKART regulations will be not quantifiable until the engineering analysis has been completed and will be recognized in the period incurred.

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

The Company's financial statements as of March 30, 1997 reflect reserves of $15.9 million. The Company has recorded a non-current asset of $3.8 million to reflect a contractual arrangement with an insurance company to share costs for certain environmental matters. The Company is negotiating with its insurance carriers and certain prior landowners and operators for past and future remediation costs. In addition, the Company believes that the Government may be obligated to contribute to a share of clean-up costs for certain sites.

Actual costs to address the Soil and Sediments Units and other environmental sites and matters will depend upon numerous factors, including the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, technological developments and changes in environmental laws and regulations.

The effect of resolution of environmental matters on results of operations, liquidity, capital resources or on the consolidated financial condition of the Company cannot be predicted due to the uncertainty concerning both the amount and timing of future expenditures. No assurance can be given that the Company's $15.9 million reserve as of March 30, 1997 is adequate to cover all potential environmental costs the Company could incur.

Liquidity, Capital Resources and Working Capital

During fiscal year 1997, working capital decreased by $15.6 million to $33.2 million at March 30, 1997 which includes restricted and unrestricted cash, cash equivalents and marketable securities of $47.3 million. The decrease in working capital is attributable predominantly to the $11.5 million contract loss reserve accrual and the reversal of $3.6 million of previously recognized profit on the Mark II Ferry project.

Expenditures for property, plant and equipment in fiscal year 1997 were $1.8 million compared to $5.0 million for the prior fiscal year and were attributable to Shipyard equipment purchases. These expenditures are in addition to ongoing repair and maintenance expenditures in the Shipyard of $4.7 million, $6.2 million, and $3.3 million in fiscal years 1997, 1996 and 1995, respectively. The decrease in fiscal year 1997 capital expenditures compared to 1996 reflects last year's investment in Shipyard modifications necessary to accommodate the Mark II Ferry construction project.

The Company is required on some of its projects to provide customers with performance, contract and payment bonds. On December 28, 1994 Todd Pacific entered into an agreement with a surety pursuant to which the surety provided a contract bond for the Mark II Ferry contract. The contract bond is secured by Todd Pacific's machinery, equipment, inventory and trade accounts receivable on certain bonded jobs. The surety has also issued bonds totaling $5.0 million for current commercial repair jobs.

Todd Pacific established an annually renewable $3 million revolving credit facility secured by a first lien on certain trade receivables. Outstanding borrowings under the credit facility may not exceed certain percentages of Todd Pacific's trade receivables.

The Company received $5.4 million of special project revenue bonds ("Revenue Bonds")from the Board of Trustees of the Galveston Wharves ("Galveston Wharves") upon the December 1993 sale of its Galveston shipyard facilities. The Revenue Bonds bear interest at the rate of eight percent payable semiannually and are secured by a lien on the shipyard property and a subordinate lien on the revenues of the Galveston Wharves. The bonds contain provisions for annual principal payments of $216 thousand beginning on January 1, 1995 with a balloon payment of $3.456 million due on January 1, 2004. As of March 30, 1997, the Company has received three annual principal payments. The Company is recognizing the gain on the sale of the facility as payments are received.

Based upon its cash position described above and anticipated fiscal year 1998 cash flow, the Company believes it has sufficient liquidity to meet cash flows or to fund operations for fiscal year 1998.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See following page.

REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Todd Shipyards Corporation

We have audited the accompanying consolidated balance sheets of Todd Shipyards Corporation and subsidiaries (the "Company") as of March 30, 1997 and March 31, 1996 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended March 30, 1997. Our audits also included the financial statement schedule listed on the index at item 14(a). The financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Todd Shipyards Corporation and subsidiaries at March 30, 1997 and March 31, 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As more fully described in Note 1 to the financial statements, in 1995 the Company changed its method of applying general and administrative costs on contracts.

                        /s/Ernst & Young LLP
Seattle, Washington
June 6, 1997

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 30, 1997 and March 31, 1996
(In thousands of dollars)

                                                 1997     1996
ASSETS
Cash and cash equivalents                    $  4,233 $  8,552
Restricted cash                                 5,210    1,546
Securities available-for-sale                  37,878   33,036
Accounts receivable, less allowance for
 losses of $861 and $511, respectively
  U.S. Government                               2,696    2,731
  Other                                         3,701    6,299
Costs and estimated profits in excess of
 billings on incomplete contracts               7,865   15,063
Inventories                                     1,323    1,225
Other                                             251      254
Total current assets                           63,157   68,706

Property, plant and equipment, net             24,477   26,499

Deferred pension asset                         19,564   17,201
Other                                           8,591    8,165
Total assets                                 $115,789 $120,571

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accruals                $  9,453 $ 11,831
Payrolls and vacations                          4,535    3,896
Accrual for loss on contract                   11,500        -
Billings in excess of costs and estimated
 profits on incomplete contracts                  982      656
Taxes other than income taxes                   1,436    1,073
Income taxes                                    2,006    2,370

Total current liabilities                      29,912   19,826

Environmental reserves                         15,900   11,087
Accrued post retirement health benefits        22,037   22,278
Stockholders' equity:
Common stock $.01 par value-authorized
  19,500,000 shares, issued 11,956,033
  shares at March 30, 1997 and March 31, 1996,
  and outstanding 9,910,180 at March 30, 1997
  and at March 31, 1996                           120      120
Additional paid-in capital                     38,181   38,181
Retained earnings                              19,256   38,696
                                               57,557   76,997
Less treasury stock                             9,617    9,617
Total stockholders' equity                     47,940   67,380
Total liabilities and stockholders'
 equity                                      $115,789 $120,571

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended March 30, 1997, March 31, 1996, and April 2, 1995
(In thousands of dollars, except per share amounts)

                                     1997      1996       1995
Revenues                          $114,398  $101,687   $ 69,096
Operating Expenses:
 Cost of revenues                   93,982    71,674     45,234
 Administrative and
  manufacturing overhead            30,459    28,996     23,740
 Contract reserve                   11,500         -       (980)
 Provision for environmental
  reserves                           4,250         -      2,000
 Other                                   -         -       (505)
 Subtotal                          140,191   100,670     69,489
Operating Income (Loss)            (25,793)    1,017       (393)

Investment and other income          2,802     3,139      3,795
Gain (loss) on sale of securities    1,738       (24)         -
Income (Loss) Before Cumulative
 Effect of Change in Accounting
 Principle                         (21,253)    4,132      3,402
Cumulative effect to April 3,
 1994 of accounting change,              -         -        438
Net Income (Loss)                 $(21,253) $  4,132   $  3,840

Net Income (Loss) per Common Share:
Income (Loss), before Cumulative
 Effect of Change in Accounting
 Principle                        $  (2.14)  $   .42   $    .32
Cumulative effect of change
 in accounting principle                 -         -        .04
 Net Income (Loss)                $  (2.14)  $   .42   $    .36

Weighted Average Number of Shares
 (thousands)                         9,910     9,931     10,740

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 30, 1997, March 31, 1996, and April 2, 1995
(in thousands of dollars)

                                     1997      1996      1995
OPERATING ACTIVITIES:
Net income (loss)                 $(21,253)  $ 4,132   $ 3,840
Adjustments to reconcile net
 income (loss) to net cash
 provided by (used in)
 operating activities:
  Depreciation and amortization      3,589     3,208     3,078
  Increase (decrease) in contract
   loss reserves                    11,500         -      (980)
  Decrease (increase) in costs
   and estimated profits in
   excess of billings on
   incomplete contracts              7,198    (8,671)   (4,178)
  Increase in environmental
   reserves                          4,813     2,664     1,923
  Decrease (increase) in accounts
   receivable                        2,633    (2,264)    1,377
  Increase (decrease) in accounts
   payable and accruals             (2,378)    4,755      (190)
  Increase in deferred pension
   asset                            (2,363)   (1,637)   (1,627)
  Increase in other assets            (426)   (2,360)     (282)
  Other                                629      (428)     (964)

Total adjustments                   25,195    (4,733)   (1,843)

Net cash provided by (used in)
 operating activities                3,942      (601)    1,997

Cash flows from investing
 activities:
Purchases of marketable securities (14,365) (19,774) (10,297) Maturities of marketable
  securities                         7,580    22,959    15,358
Sales of marketable securities       3,607     6,721     1,466
Capital expenditures                (1,835)   (4,954)   (3,287)
Acquisition                              -    (3,850)        -
Other                                  416        16       106
Net cash provided by (used in)
 investing activities               (4,597)    1,118     3,346

Cash flows from financing
  activities:
Increase in cash restricted
  to secure bid and performance
  bonds                           $ (3,664)  $(1,233)  $ 5,406
Purchases of treasury stock              -    (2,698)   (2,570)
Net cash provided by (used in)
 financing activities               (3,664)   (3,931)    2,836

Net increase (decrease) in cash
 and cash equivalents               (4,319)   (3,414)    8,179
Cash and cash equivalents at
 beginning of period                 8,552    11,966     3,787
Cash and cash equivalents at
  end of period                   $  4,233   $ 8,552   $11,966

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
  Interest                        $     27   $     3   $     3
  Income taxes                         291       541       900
  Noncash financing activities:
  Treasury stock purchases payable       -         -     2,525

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended March 30, 1997, March 31, 1996, and April 2, 1995
(in thousands of dollars)

                             Additional
                      Common  Paid-in  Retained Treasury  Total
                      Stock   Capital  Earnings   Stock   Equity
Balance at
 April 3, 1994       $  120  $38,181  $29,788  $(4,349) $63,740
Purchase of common
 shares for treasury                            (5,095)  (5,095)
Unrealized losses on
 marketable securities
 available-for-sale,
 net of tax                               (52)              (52)
1995 Net income                         3,840             3,840
Balance at
 April 2, 1995          120   38,181   33,576   (9,444)  62,433
Purchase of common
 shares for treasury                              (173)    (173)
Unrealized gains on
 marketable securities
 available-for-sale,
 net of tax                               988               988
1996 Net income                         4,132             4,132
Balance at
 March 31, 1996         120   38,181   38,696   (9,617)  67,380
Unrealized gains on
 marketable securities
 available-for-sale,
 net of tax                             1,813             1,813
1997 Net loss                         (21,253)          (21,253)
Balance at
 March 30, 1997      $  120  $38,181  $19,256  $(9,617) $47,940

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 30, 1997, March 31, 1996, and April 2, 1995

1.  PRINCIPAL ACCOUNTING POLICIES

(A) Basis of Presentation - The Consolidated Financial Statements include the accounts of Todd Shipyards Corporation (the "Company") and its wholly-owned subsidiaries Todd Pacific Shipyards Corporation ("Todd Pacific"), TSI Management, Inc. ("TSI") and Elettra Broadcasting, Inc. ("Elettra"). All intercompany transactions have been eliminated. The Company's policy is to end its fiscal year on the Sunday nearest March 31. Certain reclassifications of amounts in the Consolidated Financial Statements have been made to conform to the current year presentation.

(B) Business - The Company's primary business is shipbuilding, conversion and repair for the United States Government (the "Government"), state ferry systems, and domestic and international commercial customers. Substantially all of the Company's work is performed at its Seattle, Washington facility (the "Shipyard") by a unionized production workforce. Through TSI, the Company's investment subsidiary, the Company has invested in Elettra, a radio station operator.

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

(G) Income Taxes - Income taxes are determined in accordance with an asset and liability approach for financial accounting and reporting of income taxes. A valuation allowance is recorded to reduce deferred tax assets when realization of the tax benefit is uncertain.

(H) Inventories - Inventories, consisting of materials and supplies, are valued at lower of cost (principally average) or replacement market. The Company has many available sources of supply for its commonly used materials.

(I) Cash and Cash Equivalents - The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market instruments, investment grade commercial paper and Government securities. The carrying amounts reported in the balance sheet are stated at cost which approximates fair value.

(J) Securities Available-for-Sale - The Company considers all debt instruments purchased with a maturity of more than three months to be securities available-for-sale. Securities available-for-sale consist primarily of Government securities, investment grade commercial paper and equities and are valued based upon market quotes.

Company management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company's investments are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of stockholders' equity.

(K) Environmental Accounting - For current operating activities, costs of complying with environmental regulations are immaterial and expensed as incurred. Environmental costs are capitalized if the costs extend the life of the property and/or increase its capacity.

For matters associated with past practices and closed operations, accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based upon the projected scope of the remediation, current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Such accruals are classified in the balance sheet as long term obligations at undiscounted amounts. As applicable, accruals include the Company's share of the following costs: engineering costs to determine the scope of the work and the remediation plan, testing costs, project management costs, removal of contaminated material, disposal of contaminated material, treatment of contaminated material, capping of affected areas and long term monitoring costs.

Accruals for environmental liabilities exclude legal costs and claims, if material, for recoveries from insurance or other third parties. Accruals for environmental liabilities also exclude legal costs to defend against claims of other parties. Accruals for insurance or other third party recoveries for environmental liabilities are recorded separately from the associated liability in the financial statements when it is probable that a claim will be realized.

In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities," which establishes new accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities. The provisions of the statement are effective for fiscal years beginning after December 15, 1996. The impact of this new standard is not expected to have a significant effect on the Company's financial position or results of operations.

2.  RESTRICTED CASH AND SURETY LINE

On December 28, 1994 Todd Pacific entered into an agreement with a surety pursuant to which the surety will provide a contract bond for a contract to build three Jumbo Mark II class ferries ("Mark II Ferries") for the Washington State Ferry System ("Ferry System"). The contract bond is secured by Todd Pacific's machinery, equipment, inventory and trade accounts receivable on certain bonded jobs. The surety has also issued bonds totaling $5.0 million for current commercial repair jobs. Restricted cash includes retention relating to Mark II Ferry construction progress payments pursuant to contract terms.

3.  SECURITIES AVAILABLE FOR SALE

The following is a summary of available-for-sale securities:

                         Amor-    Gross      Gross     Estimated
                         tized  Unrealized Unrealized    Fair
(In thousands)            Cost    Gains      Losses      Value
March 30, 1997

U.S. Treasury securities
and agency obligations  $ 7,979  $    -      $  119     $ 7,860

U.S. corporate
 securities              15,948       4          94      15,858

Mortgage-backed
 securities               3,875       -          25       3,850

Total debt securities    27,802       4         238      27,568
Equity securities         7,963   2,347           -      10,310
                        $35,765  $2,351      $  238     $37,878

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

The Company had gross realized gains of $1,786 thousand on sales of available-for-sale securities for the fiscal year ending March 30, 1997. The Company had no gross realized gains on sales of available-for-sale securities for the fiscal years ending March 31, 1996 or April 2, 1995. The Company had gross realized losses of $48 thousand and $24 thousand on sales of available-for-sale securities during fiscal year 1997 and 1996, respectively. The Company had no realized losses on sales of available-for-sale securities in fiscal year 1995.

The amortized cost and estimated fair value of the Company's available-for-sale debt, mortgage-backed and equity securities are shown below:
                                                       Estimated
                                            Amortized    Fair
(In thousands)                                Cost       Value
March 30, 1997

Due in one year or less                     $ 3,166     $ 3,165

Due after one year through three years       20,761      20,553
                                             23,927      23,718

Mortgage-backed securities                    3,875       3,850
Equity securities                             7,963      10,310
                                            $35,765     $37,878

                                                       Estimated
                                            Amortized    Fair
(In thousands)                                Cost       Value
March 31, 1996

Due in one year or less                     $ 6,978     $ 6,968

Due after one year through three years       14,577      14,416
                                             21,555      21,384

Mortgage-backed securities                    6,524       6,489
Equity securities                             4,603       5,163
                                            $32,682     $33,036
4.  CONTRACTS

Mark II Ferry Contract
The Company has a $181 million contract to construct three Jumbo Mark II Ferries for the Ferry System. The Mark II Ferries are designed to transport 218 automobiles and 2,500 passengers each and will be the largest ferries in the Ferry System fleet. The Mark II Ferry contract is approximately 55% complete at March 30, 1997. Delivery of the first ferry, the MV Tacoma, is scheduled for Summer 1997 and delivery of the second and third ferries (the MV Wenatchee and the MV Puyallup) is scheduled for fourth quarter of fiscal years 1998 and 1999, respectively.

As construction of the Mark II Ferries progresses, the Company reviews and revises its estimates of long term contract sales values and costs at completion. Based upon its reviews initiated in conjunction with the fiscal year-end, the Company estimates that it will incur contract costs of approximately $11.5 million in excess of the contract prices for the three ship Mark II Ferry program resulting in the fourth quarter 1997 reversal of previously recognized program profit of $2.4 million and the establishment of a program loss reserve of $11.5 million. During fiscal year 1997, the Company reversed a total of $3.6 million of previously recognized Mark II Ferry program profit.

Mark II Ferry contract costs, which include direct and related labor costs, direct material costs and allocated manufacturing overhead costs, are expected to exceed contract price due to the following factors: steel work overruns encountered on the first vessel, higher than previously forecast program engineering costs, and increased efforts to complete the outfitting of the first vessel - including installation of the joiner work; piping and electrical system; and painting costs.

The Company's construction cost estimates as of March 30, 1997 are based upon implementing improved production techniques and better utilization of modular shipbuilding practices in the construction of the second and third ships. The Company also expects to benefit from production efficiencies gained in the experience of constructing the first vessel (learning curve efficiencies) and has incorporated these factors in its construction cost estimates for the second and third vessels. However, favorable or unfavorable variances to the estimated production efficiencies could materially affect the Company's financial results.

As construction of the Mark II Ferries progresses, revisions in cost and profit estimates for the contract will be made. Changes in these estimates will be made based upon the facts then known to the Company and may be a result of productivity factors, change order pricing, overhead costs, material costs, production schedules and levels of shipyard activity. Changes in these factors could materially affect the Company's financial results. The Company's ability to complete this contract within the Company's current estimates of the costs to complete is not presently determinable. If the Company is unable to complete this contract within its current estimate of the costs to complete, the Company could incur losses on this contract beyond the $11.5 million recorded herein with a related adverse impact on cash flow.

The Company believes that a portion of the increased contract costs relate to high levels of engineering and production change orders directed by the Ferry System. These customer-directed change orders, which have continued throughout the production process and into the Company's fiscal year 1998, have caused significant production rework, delays and disruption. These change orders have resulted in increased production costs for the first two ferries, the MV Tacoma and the MV Wenatchee, and the entire three ship Mark II Ferry construction project. The Company will pursue full recovery from the Ferry System for the impact of these changes. The Company cannot predict the outcome of any negotiations with the Ferry System. Accordingly, the Company has not included estimates of such settlements, if any, in its above mentioned Mark II Ferry program loss reserve estimates.

Unbilled Receivables - Certain unbilled items on completed contracts included in accounts receivable were approximately $2.0 million at March 30, 1997 and $.3 million at March 31, 1996.

Retainages - Costs and estimated profits in excess of billings on incomplete contracts include $5.2 million in retainages at March 30, 1997 and $.4 million at March 31, 1996 (after deducting progress billings relating to multi-year Government maintenance work and the Mark II Ferry contract of $296 million and $196 million at March 30, 1997 and March 31, 1996, respectively). Retainages are generally due upon completion or acceptance of the contracted work and completion of related warranty periods. Retainage at March 30, 1997 is predominantly related to the Mark II Ferry project. Mark II Ferry retainage will be released as each ship is accepted by the Ferry System.

Customers - Revenues from the Government were $11.0 million (10%), $35.5 million (35%) and $41.2 million (60%) in fiscal years 1997, 1996 and 1995, respectively. Revenues from the Ferry System were $66.8 million (59%), $40.7 million (40%) and $8.3 million (12%) in fiscal year 1997, 1996 and 1995, respectively.

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, accumulated depreciation and accumulated amortization at March 30, 1997 and March 31, 1996 consisted of the following:

                                                 1997      1996
Land                                           $ 1,151   $ 1,151
Buildings                                       11,244     9,755
Piers, shipways and drydocks                    22,304    26,105
Machinery and equipment                         32,114    28,596
Total plant and equipment, at cost             $66,813   $65,607

Less accumulated depreciation                   42,336    39,108
Plant, property and equipment, net             $24,477   $26,499

The Company recognized $3,499 and $3,188 of depreciation expense in fiscal years 1997 and 1996, respectively. The Company recognized $90 and $20 of amortization expense in fiscal years
1997 and 1996, respectively.

6. EMPLOYEE BENEFIT PLANS

Union Pension Plans - Operating Shipyard - The Company participates in several multi-employer plans, which provide defined benefits to the Company's collective bargaining employees at its Shipyard. The expense for these plans totaled $3.1 million, $2.5 million and $1.8 million, for fiscal years 1997
1996 and 1995, respectively.

Union Pension Plans - Previously Operated Shipyards - The Company is a sponsor of several union pension plans due to the prior operation of other shipyards. The ongoing operation and management of these plans is the responsibility of boards of trustees made up of equal numbers of Company and union representatives.

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

The components of net periodic pension benefit for the Retirement
System defined benefit plan in fiscal years 1997, 1996 and 1995 are as follows (in thousands):

                                        1997      1996     1995
Service cost during the time period  $   258   $   195  $   248
Interest cost on projected benefit
 obligation                            2,077     2,184    2,179
Actual return on plan assets          (3,862)   (5,583)  (2,367)
Net amortization and deferral         (1,913)      342   (3,093)
Net periodic pension benefit before
 OBRA '90                             (3,440)   (2,862)  (3,033)
Transfer of assets for payment of
 retiree medical benefits
 (401(h) Plan)                         1,077     1,225    1,406
Net periodic pension benefit         $(2,363)  $(1,637) $(1,627)

Significant assumptions used in determining pension obligations, and the related pension expense, include a weighted-average discount rate of 7.5% at March 30, 1997, 7.25% at March 31, 1996 and 8% at April 2, 1995, an assumed rate of increase in future compensation of 4.5% at March 30, 1997 and March 31, 1996 and 5% at April 2, 1995, and an estimate of expected long-term rate of return on plan assets of 7% at March 30, 1997 and March 31, 1996 and 6.5% at the end of fiscal year 1995. The increase in the discount rate reflects the increase in long-term interest rates at March 30, 1997.

The following table sets forth the Retirement System plan's funded status and amounts recognized in the Company's consolidated balance sheets at March 30, 1997 and March 31, 1996 for the Retirement System defined benefit plan (in thousands):

                                                 1997      1996
Actuarial present value of benefit obligation:
  Accumulated benefit obligations,
  fully vested                                 $28,874   $28,371
Projected benefit obligation                   $30,504   $29,810
Plan's assets at fair value                     52,983    52,525
Plan's assets in excess of projected
  benefit obligation                            22,479    22,715
Unrecognized net loss                            6,743     6,559
Unrecognized net transition asset being
  recognized over 15 years                      (9,658)  (12,073)
Deferred pension asset                         $19,564   $17,201

The Retirement System plan assets consist principally of common stocks and Government and corporate obligations.

Under a provision of the Omnibus Budget Reform Act of 1990 ("OBRA '90") the Company transferred approximately $1.1 million in excess pension assets from its Retirement System into a fund to pay fiscal year 1997 retiree medical benefit expenses. OBRA '90, was modified by the Retirement Protection Act of 1994 to extend annual excess asset transfers through the fiscal year ending March 2001.

Savings Investment Plan - The Company sponsors a Savings Investment Plan (the "Savings Plan"), under Internal Revenue Code
Section 401, covering substantially all non-union employees. Under the Savings Plan, the Company at its sole discretion can contribute an amount equal to up to 6% of each participant's annual salary depending on the participant's Savings Plan contributions, and the Company's profits and performance. The Company has made no contributions to the Savings Plan during the last three years.

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

The actuarially calculated components of net periodic post retirement health care benefit cost for the defined benefit plan in fiscal years 1997, 1996 and 1995 are as follows (in thousands):

                                        1997      1996      1995
Interest cost on projected
  benefit obligation                 $ 1,214   $ 1,180   $ 1,343
Net amortization of gain                (336)     (276)     (182)
Net period postretirement benefit
 cost                                $   878     $ 904   $ 1,161

Current year plan contributions      $ 1,118   $ 1,274   $ 1,467

Because such benefit obligations do not accrue to current employees of the Company, there is no current year service cost component of the accumulated post retirement health benefit obligation.

The weighted average discount rates for fiscal years 1997, 1996 and 1995 were 7%, 6.5% and 7%, respectively. The rate of increase in the per capita cost of covered benefits (i.e., health care cost trend) used in determining the actuarial present value of the accumulated health benefit obligation were 8% grading down to 5% over 20 years for fiscal years 1997 and 1996 and 8% for fiscal year 1995. The 1997 health care cost trend reflects the expectation that long term medical cost growth trends will not stay at current levels. Retirement health care plan gains or losses exceeding 10% of the benefit obligation are amortized over the beneficiaries average remaining life expectancy (10 years). The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated post retirement health benefit obligation as of March 30, 1997 by $1.9 million and the interest cost component of net periodic post retirement benefit cost for 1997 by $.1 million.

The following table sets forth the amounts recognized in the Company's consolidated balance sheet at March 30, 1997 and March 31, 1996 for the post retirement health benefit obligation (in thousands):
                                                 1997      1996
Accumulated post retirement health benefit
 obligation                                     $18,000  $20,016
Plan assets                                           -        -
Accumulated post retirement health benefit
 obligation in excess of plan assets             18,000   20,016
Unrecognized net gain                             5,153    3,378
Accrued post retirement health benefits          23,153   23,394
Less estimated current portion of obligations
 classified as accrued expenses                   1,116    1,116
Long-term portion of accrued post retirement
 health benefits                                $22,037  $22,278

7. INCOME TAXES

The provision for income taxes differs from the amount of tax determined by applying the federal statutory rate for the following reasons (in thousands):

                                     1997      1996      1995
Tax provision (benefit) at
  federal statutory tax rate       $(7,439)  $ 1,446   $ 1,344
Increase (decrease) in valuation
  allowance                          7,501      (829)     (908)
Tax effect of adjustment of
  contingent liabilities              (291)     (541)     (850)
Other - net                            229       (76)      414
                                   $     -   $     -   $     -

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities at March 30, 1997, March 31, 1996 and April 2, 1995 were as follows (in thousands):

                                        1997     1996     1995
Deferred income tax assets:
Business credit carryforwards          $7,261   $7,269   $8,092
Net operating loss carryforwards        5,878        -        -
Alternative minimum tax credit
  carryforwards                         3,091    2,874    2,874
Accrued employee benefits               9,031    9,214    9,272
Environmental reserve                   4,226    2,490    2,815
Contract deferrals                      1,062    1,115      958
Deferred gain on sale of facility         575      601      627
Securities available-for-sale               -        -      241
Reserve for doubtful accounts             301      179      192
Other                                     202    1,087      802
Total deferred income tax assets       31,627   24,829   25,873
Valuation reserve for deferred
  tax assets                          (19,923) (13,872) (14,701)
Net deferred tax assets                11,704   10,957   11,172

Deferred income tax liabilities:
Deferred pension income                 6,847    6,020    5,447
Accelerated depreciation                4,036    4,739    5,488
Securities available-for-sale             739      124        -
Other                                      82       74      237
Total deferred income tax liabilities  11,704   10,957   11,172

Net deferred taxes                    $     -  $     -  $     -

The Company records its deferred tax assets on the balance sheet net of a valuation reserve due to the lack of reasonable assurance that they will be realized.

The Company had, for federal income tax purposes, net operating loss carryforwards of $5.9 million at March 30, 1997 and tax credit carryforwards of $7.3 million at March 30, 1997 and March 31, 1996. If not utilized, the net operating loss carryforwards will expire in fiscal year 2012 and the tax credit carryforwards will expire in fiscal years 1998 through 2001.

In addition, the Company has paid approximately $3.1 million of alternative minimum taxes on alternative minimum taxable income from fiscal years 1988 through 1992, which will be allowed as a credit carryforward against regular federal income taxes in future years in the event regular federal income taxes exceed the alternative minimum tax.

8.  LEASES

Operating lease payments charged to expense were $1.0 million, $.9 million, and $.5 million for fiscal years 1997, 1996 and 1995, respectively. Certain leases contain renewal options and escalation clauses. Minimum lease commitments at March 30, 1997 are summarized below (in thousands):
                                                      Operating
                                                        Leases
1998                                                  $   271
1999                                                      237
2000                                                      199
2001                                                      183
2002                                                       73
Thereafter                                                437

Total minimum lease commitments                       $ 1,400

9.  OTHER CONTINGENCIES

The Company is subject to various risks and is involved in various claims and legal proceedings arising out of the ordinary course of its business. These include complex matters of contract performance specifications, employee relations, union proceedings, environmental protection and Government procurement regulations. Only a portion of these risks and legal proceedings involving the Company are covered by insurance, because the availability and coverage of such insurance generally has declined or the cost has become prohibitive.

10.  FINANCING ARRANGEMENTS

Todd Pacific utilizes an annually renewable $3 million revolving credit facility secured by a first lien on certain trade receivables. Outstanding borrowings under the credit facility may not exceed certain percentages of Todd Pacific's trade receivables. There were no balances outstanding at March 30, 1997.

11. ENVIRONMENTAL MATTERS

The Company faces potential liabilities in connection with the alleged presence of hazardous waste materials at certain of its closed shipyards, at the Shipyard and at several sites used by the Company for disposal of alleged hazardous waste. The Company continues to analyze environmental matters and associated liabilities for which it may be responsible. No assurance can be given as to the existence or extent of any environmental liabilities until such analysis has been completed. The eventual outcome of all environmental matters cannot be determined at this time, however, the analysis of some matters have progressed sufficiently to warrant establishment of reserve provisions in the accompanying consolidated financial statements.

Harbor Island Site:
The Company and several other parties have been named as potentially responsible parties ("PRPs") by the Environmental Protection Agency (the "EPA") pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA" also known as "Superfund") in connection with the documented release or threatened release of hazardous substances, pollutants and contaminants at the Harbor Island Superfund Site (the "Harbor Island Site"), upon which the Shipyard is located.

To date, the EPA has separated the Harbor Island Site into two operable units that involve the Company: the Soil and Groundwater
Operable Unit (the "Soil Unit") and the Shipyard Sediments
Operable Unit (the "Sediments Unit").

The Company, along with a number of other Harbor Island PRPs, received a Special Notice Letter from the EPA on May 4, 1994 pursuant to section 122 (e) of CERCLA. The Company entered into a Consent Decree for the Soil Unit in September 1994 under which the Company has agreed to remediate the designated contamination on its property. That remediation is anticipated to begin in 1997. The Company and EPA currently are negotiating the extent and methodology of that remediation. The duration of the Soil Unit remediation is expected to be approximately 12 to 24 months from the start date. The Company has accrued the EPA's estimate of the cost of the Soil Unit clean-up in its below stated environmental matters reserves.

During the quarter ended December 29, 1996, the EPA issued its Record of Decision ("ROD") for the Sediments Unit. The ROD identifies four alternative clean-up remedies and specifies the EPA's selected solution (the "Selected Solution"). The Selected Solution requires sediment dredging, and installation of a clean sediment cap and various monitoring efforts extending over ten years. The Selected Solution includes dredging and disposal of approximately 116,000 cubic yards of material currently in the Duwamish River and Elliott Bay surrounding the Shipyard. The Selected Solution allows for two sediment disposal options: confined nearshore disposal ("CND") and confined aquatic disposal. The Company identified CND as what would be its preferred disposal method if the Selected Solution is implemented. In that regard, the Company has initiated independent studies to estimate costs of a CND effort. The EPA estimates the Company's portion of the remedial cost for the Selected Solution including long term monitoring and maintenance between $5.5 million and $7.9 million. The low end of the EPA's estimated range reflects the Company's independent cost estimate for CND of sediments on Company-owned property. The high end of the EPA range reflects the average CND cost of other Puget Sound CND dredging projects.

The estimated range does not include the cost of any potential under-pier dredging or capping, should any be required. The potential scope and costs of under-pier dredging and capping remedies are currently indeterminable as the necessity and magnitude of such efforts is strongly dependent on site-specific conditions. The Company believes that the timing and the eventual cost of the Sediments Unit clean up will remain significantly uncertain until a remedial design has been finalized with the EPA that identifies the scope of remediation and the method of sediment disposal. The Company has accrued an amount equal to the high end of the EPA's estimated range, as the reasonably expected cost of the Sediments Unit clean-up in its below stated environmental matters reserves. The Company is currently negotiating an Order of Consent with the EPA covering solely the additional sampling necessary for any remedial design. The proposed Order of Consent does not include the remedial design itself.

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

Other Environmental Matters:
The Company entered into a Consent Decree with the EPA for the clean up of the Casmalia Resources Hazardous Waste Management Facility in Santa Barbara County, California under the Resource Conservation and Recovery Act. The Company has included an estimate of the potential liability for this site in its below stated reserves. Payments, expected to be immaterial, began in fiscal year 1997 and will extend for up to ten years.

In June 1989, the Company was notified by the City of Hoboken, New Jersey (the "City") that a volume of oil had been discovered on the surface of the property that had been owned and operated as the Hoboken Division of the Company. In June 1992, the City and the Company were named as PRPs by the State of New Jersey (the "State"). The City has undertaken a clean-up of the property. The State has issued a Notice of Violation against the Company pursuant to the New Jersey Spill Act ("Spill Act"). The City and the State allege that the Company abandoned three underground storage tanks in 1969 when the property was sold to the City and that the discovered surface oil spilled from those tanks. In April 1994 the City of Hoboken initiated a civil action against the Company entitled City of Hoboken v. Todd et al. for contribution under the Spill Act seeking reimbursement for all monies expended for the cleanup of the Hoboken property. Also named in the suit is the developer who allegedly trespassed onto the property and caused the oil spill and several insurance companies who allegedly issued comprehensive general liability insurance policies in favor of the City of Hoboken covering the property. The Company is vigorously defending this action. The Company has included an estimate of the potential liability for the site in its below stated reserves. The trial date for this case is scheduled for Spring of calendar year 1998.

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

In November 1987, the Company was identified as a PRP by the EPA in conjunction with the cleanup of the Operating Industries, Inc. ("OII") hazardous materials disposal site at Monterey Park, California. In September 1995, the Company entered into a Partial Consent Decree with the EPA to contribute $.6 million as its partial share of remediation costs at the OII site which encompasses all costs assessed to date. Payment was made to the EPA in July 1996. A proposed final consent decree for site remediation is not expected from the EPA until late calendar year 1997. The cost of the partial settlement and future final consent decree settlement is included in the below stated reserve.

The Company has recently been named as one of approximately 50 defendants in a civil action seeking monetary damages incurred as the result of the ongoing clean up of the Basin By-Products CERCLA Site in Los Angeles County, California. Investigation has just begun in this matter and no estimate yet can be made of any liability.

During its fiscal year 1998, the Company will be required by Washington state environmental regulations to take action in order to determine all known, available and reasonable methods of prevention, control, and treatment ("AKART") for storm water discharges from its shipyard. In accordance with its National Pollution Discharge Elimination System permit the Company will be required to submit its engineering analysis of AKART to the Washington State Department of Ecology during the second quarter of FY'98. Potential future expense for compliance with these AKART regulations will be not quantifiable until the engineering analysis has been completed and will be recognized in the period incurred.

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

During fiscal year 1997, the Company recognized a $4.3 million charge against earnings that includes $7.9 million for anticipated costs associated with the Company's portion of the Selected Solution, a decrease to the Soil Unit reserve and adjustments to other environmental matters. The Company has also reclassified a previously established $1 million siltation dredging reserve to the Selected Solution reserve as the efforts will be performed concurrently. These adjustments increase the Company's environmental reserves for the entire Harbor Island Site to $11.4 million. The Company has provided total aggregate reserves of $15.9 million for the above described contingent environmental liabilities. The Company is negotiating with its insurance carriers and prior landowners and operators for past and future remediation costs. The Company has recorded a non-current asset of $3.8 million to reflect a contractual arrangement with an insurance company to share costs for certain environmental matters. No assurance can be given that the Company's reserves are adequate to cover all potential environmental costs the Company could incur.

12.  COLLECTIVE BARGAINING AGREEMENT
On July 31, 1996, the existing labor contract with a consortium of unions covering substantially all production workers expired. During fiscal year 1997, the Company negotiated a new labor contract with local union leadership aimed at resolving contractual and business issues. Subsequent to the end of fiscal year 1997, on April 9, 1997 and again on May 20, 1997, Company workers did not ratify two versions of the proposed contract.
For the duration of the Mark II Ferry contract, the Company's existing contracts with the unions include "no strike/no lockout" provisions. Additionally, these agreements provide that a binding arbitration process be utilized between the bargaining parties in the event an agreement for a new labor contract cannot be reached. It is the Company's intent to request such an arbitration in order to achieve a new collective bargaining agreement. The Company expects work to continue under the existing contract until contractual issues are resolved. The Company cannot quantify the financial impact, if any, to the Consolidated Financial Statements of operating without a union contract. Over the past two fiscal years, the Company has invested heavily in its labor relations efforts including the establishment of labor/management committees and conflict resolution education for all parties. Notwithstanding the contract rejections, the Company believes that its relations with its employees are stable.

13.  SUBSEQUENT EVENT
Subsequent to the Company's fiscal year ending March 30, 1997, the Company announced that it had entered into an agreement to sell its radio broadcasting subsidiary, Elettra Broadcasting, Inc., for $5.3 million. The Company expects to record a small gain on completion of the transaction, which is expected to close in the third quarter of fiscal year 1998.

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Financial results by quarter for the fiscal years ended March 30,
1997 and March 31, 1996 are as follows.  Each quarter is 13 weeks in length (in thousands):
                                                 Net
                           Operating    Net     Income
                            income    income     Per
                 Revenues   (loss)    (loss)    Share
1st Qtr 1997    $ 30,231  $ (2,528) $     31  $  0.00
2nd Qtr 1997      26,627    (2,240)   (1,643)   (0.17)
3rd Qtr 1997      27,215    (5,873)   (5,067)   (0.51)
4th Qtr 1997      30,325   (15,151)  (14,574)   (1.47)

1st Qtr 1996    $ 12,952  $   (800) $     59   $ 0.01
2nd Qtr 1996      26,837        (1)      689     0.07
3rd Qtr 1996      21,783     1,240     2,059     0.21
4th Qtr 1996      40,115       578     1,325     0.13

The third quarter of fiscal year 1997 includes a $4.25 million environmental provision. The fourth quarter of fiscal year 1997 reflects a $11.5 million loss reserve established for the Mark II Ferry project and the reversal of $2.4 million of previously recognized Mark II Ferry profit.

Todd Shipyards Corporation
Schedule II - Valuation and Qualifying Reserves
For years ending March 30, 1997, March 31, 1996 and April 2, 1995
(in thousands)

Reserves deducted from assets to which they apply - Allowance for doubtful accounts:
                                   Year       Year       Year
                                   ended      ended      ended
                                   Mar 30,    Mar 31,    Apr 2,
                                   1997       1996       1995
Balance at beginning of period    $  511     $  548     $  653
Charged to costs and expenses        350         68          -
Deductions from reserves (1)           -       (105)      (105)
Balance at close of period        $  861     $  511     $  548

Notes:
(1) Deductions from reserves represent uncollectible accounts written off less recoveries. Deductions to the allowance account include $100 thousand credited to other income in fiscal year
1995 for changes in the Company's business volume.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCED DISCLOSURE
None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
**

ITEM 11. EXECUTIVE COMPENSATION
**

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
**

ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS
**

** The information for the above items will be provided in, and is incorporated by reference to, the 1997 Proxy Statement.

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

(b)  Reports on Form 8-K

The Company filed no reports on Form 8-K during the fourth quarter ended March 30, 1997.

TODD SHIPYARDS CORPORATION
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
COVERED BY REPORT OF INDEPENDENT AUDITORS


Report of Ernst & Young LLP Independent Auditors.............

Consolidated Balance Sheets at March 30, 1997
  and March 31, 1996..........................................

Consolidated Statements of Operations
For the years ended March 30, 1997,
 March 31, 1996 and April 2, 1995.............................

Consolidated Statements of Cash Flows
For the years ended March 30, 1997,
 March 31, 1996 and April 2, 1995.............................

Consolidated Statements of Stockholders Equity
For the years ended March 30, 1997,
 March 31, 1996 and April 2, 1995.............................

Notes to Consolidated Financial Statements
For the years ended March 30, 1997,
 March 31, 1996 and April 2, 1995.............................

Supplementary Information:
  Quarterly Financial Data (unaudited).......................

Consolidated Financial Statement Schedule:
  II-Valuation and Qualifying Reserves.......................

TODD SHIPYARDS CORPORATION INDEX TO EXHIBITS
                         Item 14(a)3
Exhibit
Number
 3-1   Certificate of Incorporation of the Company          #
       dated November 29, 1990.

 3-2   By-Laws of the Company dated November 29, 1990,      *
       as amended October 1, 1992 filed in the Company's
       Form 10-K Report for 1993 as Exhibit 3-2.

 10-1  Lease Agreement of floating drydock YFD-70 dated     *
       April 16, 1996 between the Company and NAVSEA, filed in the Company's Form 10-K Report for 1996 as Exhibit 10-1.

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

10-15(a) Change Order Estimate from the Washington State    *
       Ferries, amending Exhibit 10-15 and exercising its Option for the construction of the second and third Jumbo Mark II Class Ferries dated June 14, 1995, filed in the Company's Form 10-K Report for 1996 as Exhibit 10-15(a).

10-16 Contract No. N000024-91-C-8503 between Todd Pacific * and the Department of the Navy for the maintenance and repair of supply ships filed in the Company's Form
       10-K Report for 1995 as Exhibit 10-16.

10-16(a) Contract No. N000024-96-R-8500 between Todd Pacific # and the Department of the Navy for the maintenance and repair of supply ships dated May 20, 1996.

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

10-25  Form of Grant of Non-Qualified Stock Options dated    *
       July 17, 1995 to Patrick W.E. Hodgson pursuant to the Incentive Stock Compensation Plan
       (Exhibit 10-19).

10-26  Form of Grant of Incentive Stock Options dated        *
       July 17, 1995 to certain key employees pursuant to the Incentive Stock Compensation Plan (Exhibit 10-19).

18-1   Letter dated 8/17/94 from Ernst & Young, LLP          *
       regarding changes in accounting principles, filed in the Company's Form 10-K for 1996 as Exhibit 18-1.

22-1   Subsidiaries of the Company.                          #

27     Financial Data Schedule.                              #

Note:  All Exhibits are in SEC File Number 1-5109.
       *  Incorporated herein by reference.
       #  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TODD SHIPYARDS CORPORATION
Registrant

By: /s/ Stephen G. Welch
    Stephen G. Welch
    Vice President, Chief Financial Officer
    and Treasurer
    June 7, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Brent D. Baird                 /s/ Steven A. Clifford
Brent D. Baird, Director           Steven A. Clifford, Director
June 7, 1997                       June 7, 1997

/s/ Patrick W.E. Hodgson           /s/ Joseph D. Lehrer
Patrick W.E. Hodgson,              Joseph D. Lehrer, Director
Chairman, Chief Executive          June 7, 1997
Officer, and Director
June 7, 1997

/s/ Philip N. Robinson             /s/ John D. Weil
Philip N. Robinson, Director       John D. Weil, Director
June 7, 1997                       June 7, 1997

/s/ Stephen G. Welch
Stephen G. Welch
Vice President, Chief Financial Officer
Principal Financial Officer and
Principal Accounting Officer
June 7, 1997