Form 10-Q
period 1997-06-29
TODD SHIPYARDS CORP
filed 1997-08-13
CIK 98537

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

   (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            (No Fee Required)


            For the quarterly period ended June 29, 1997
            Commission File Number 1-5109

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


There were 9,910,180 shares of the corporation's $.01 par value common stock outstanding at August 12, 1997
<P>
PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED
EARNINGS

Quarterly Periods Ended June 29, 1997 and June 30, 1996
(In thousands, except per share data)

                                                 Quarter Ended
                                              6/29/97     6/30/96

Revenue                                      $ 33,462   $ 30,231

Operating expenses:
 Cost of revenue                               26,690     24,261
 Administrative and manufacturing
   overhead expense                             9,838      8,498

 Total operating expenses                      36,528     32,759

Operating loss                                 (3,066)    (2,528)
Investment and other income                       665        840
Gain on sale of available-for-sale security         -      1,719

Income before income taxes                     (2,401)        31

Income tax expense                                  -          -

Net income                                   $ (2,401)   $    31


Earnings per share                           $  (0.24)   $     -

Weighted average number of shares               9,910      9,910

Retained earnings at beginning of period     $ 19,256   $ 38,696
Income for the period                          (2,401)        31
Unrealized gain (loss) on
 available-for-sale securities                  1,043       (342)
Retained earnings at end of period           $ 17,898   $ 38,385

The accompanying notes are an integral part of this statement.
<P>
TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
Periods Ended June 29, 1997 and March 30, 1997
 (in thousands of dollars)
                                              6/29/97    3/30/97
ASSETS:                                     (Unaudited) (Audited)
Cash and cash equivalents                     $ 4,620    $ 4,233
Restricted cash                                 5,831      5,210
Securities available for sale                  33,829     37,878
Accounts receivable, less allowance for losses
  of $861 at June 29, 1997 and March 30, 1997
  U.S. Government                                 558      2,696
  Other                                         5,000      3,701
Costs and estimated profits in excess
 of billings on incomplete contracts           10,291      7,865
Inventories                                     1,270      1,323
Other                                             550        251
Total current assets                           61,949     63,157

Property, plant and equipment, net of
 accumulated depreciation                      23,829     24,477

Deferred pension asset                         19,898     19,564
Other                                           8,585      8,591
Total assets                                $ 114,261  $ 115,789

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accruals                $  9,590   $  9,453
Payrolls and vacations                          4,594      4,535
Income taxes                                    2,003      2,006
Billings in excess of costs and estimated
 profits on incomplete contracts                1,448        982
Taxes other than income taxes                   1,087      1,436
Accrual for loss on contract                   11,158     11,500
Total current liabilities                      29,880     29,912

Environmental reserves                         15,858     15,900
Accrued post retirement health benefits        21,941     22,037

Stockholders' equity:
Common stock, $.01 par value - authorized
 19,500,000 shares, issued 11,956,033 shares
 at June 29, 1997 and March 30, 1997, and
 outstanding 9,910,180 at June 29, 1997
 and March 30, 1997                               120        120
Additional paid-in capital                     38,181     38,181
Retained earnings                              17,898     19,256

                                               56,199     57,557
Less treasury stock                             9,617      9,617
Total stockholders' equity                     46,582     47,940

Total liabilities and stockholders' equity  $ 114,261  $ 115,789
<P>
TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Quarterly Periods Ended June 29, 1997 and June 30, 1996
(in thousands of dollars)
                                                 Period Ended
                                               6/29/97    6/30/96
Cash flows from operating activities:
Net income (loss)                              $(2,401)    $  31
Adjustments to reconcile net income to
 net cash used in operating activities:
 Depreciation and amortization                     881       875
 Gain on sale of available-for-sale security         -    (1,719)
 Decrease (increase) in costs and estimated
  profits in excess of billings
  on incomplete contracts                       (2,426)    3,786
 Decrease in accounts receivable                   839     3,168
 Contract reserves activity                       (342)        -
 Increase in deferred pension asset               (334)     (334)
 Increase in other current assets                 (299)     (410)
 Increase (decrease) in accounts payable
  and accruals                                     137    (5,216)
 Decrease in environmental reserves                (42)     (399)
 Decrease in income taxes                           (3)     (344)
 Other, net                                        138      (457)
Total adjustments                               (1,451)   (1,050)

Net cash used in operating activities           (3,852)   (1,019)

Cash flows from investing activities:
Sales of marketable securities                   5,931     3,146
Purchases of marketable securities              (1,340)   (3,723)
Maturities of marketable securities                502     2,763
Capital expenditures                              (234)     (482)
Net cash provided by investing
 activities                                      4,859     1,704

Cash flows from financing activities:
Increase in restricted cash                       (620)     (737)
Net cash used in financing activities             (620)     (737)

Net change in cash and cash equivalents            387       (52)
Cash and cash equivalents at beginning of
 period                                          4,233     8,552

Cash and cash equivalents at end of period       4,620     8,500

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                      $    16   $     -
 Income taxes                                        -       291
The accompanying notes are an integral part of this statement.
<P>

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Todd Shipyards Corporation (the "Company") has filed its
Consolidated Financial Statements for the fiscal year ended March
30, 1997 with the Securities and Exchange Commission as part of its Annual Report on Form 10-K. That report should be read in connection with this Form 10-Q.

1.  BASIS OF PRESENTATION
The accompanying Consolidated Financial Statements are unaudited but in the opinion of management reflect all adjustments necessary for a fair presentation of financial position and results of operations. Certain amounts in the fiscal 1998 financial statements have been reclassified to conform to the fiscal 1997 presentation.

2.  CONTRACTS
The Company has a $181 million contract to construct three Jumbo Mark II ("Mark II") ferries for the Washington State Ferry System. The Mark II ferries are designed to transport 218 automobiles and 2,500 passengers each and will be the largest ferries in the Washington State Ferry System fleet.

The Mark II Ferry program, is approximately 65% complete at June 29, 1997. The Company anticipates delivering the first ferry and launching the second ferry during its second fiscal quarter ending September 28, 1997. The Company also anticipates laying the keel for the third ferry during the second quarter of the current fiscal year.

As construction of the Mark II Ferries progresses, the Company reviews and revises its estimates of long term contract sales values and costs at completion. Based upon first quarter evaluations of long term contract sales values and cost at completion of the Mark II Ferry program, the Company estimates it will incur contract costs of $14.5 million in excess of the contract prices for the three ship program. This additional loss results in the first quarter 1998 addition of $3.0 million to the Mark II program loss reserves.

Mark II Ferry contract costs, which include direct and related labor costs, direct material costs and allocated manufacturing overhead costs, are forecasted to exceed previously estimated costs. Some of these costs are anticipated to recur on the second and third ships. The first quarter 1998 estimate of total Mark II program costs was also impacted by forecasted increases in second ship labor hours and increased painting costs, offset partially by decreases in estimated outfitting work.

The Company's construction cost estimates as of June 29, 1997 are based upon continued implementation of improved production techniques and better utilization of modular shipbuilding practices in the construction of the second and third ships compared to the first ship. However, favorable or unfavorable variances to the estimated production efficiencies could materially affect the Company's financial results.

As construction of the ferries progresses, revisions in cost and profit estimates for the contract will be made. Changes in these estimates will be made based upon the facts then known to the Company and may be a result of productivity factors, change order pricing, overhead costs, material costs, production schedules and levels of shipyard activity. Changes in these factors could materially affect the Company's financial results. The Company's ability to complete this contract within the Company's current estimates of the costs to complete is not presently determinable. If the Company is unable to complete this contract within its current estimate of the costs to complete, the Company could incur losses on this contract beyond the $14.5 million recorded to date with a related adverse impact on cash flow.

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

3.  INCOME TAXES
The Company did not have taxable income for the first quarter of fiscal year 1998 and the first quarter of fiscal year 1997.
Accordingly, the Company recognized no income tax expenses during those periods.

4.  ENVIRONMENTAL MATTERS
As discussed in Form 10-K for fiscal year ended March 30, 1997, the Company faces significant potential liabilities in connection with the alleged presence of hazardous waste materials at certain of its closed shipyards, at its Seattle shipyard and at several sites used by the Company for disposal of alleged hazardous waste. The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substance at Company facilities.

Harbor Island Site
As discussed further in the Company's Form 10-K for the year ending March 30, 1997, the Company and several other parties have been named as potential responsible parties by the Environmental Protection Agency ("EPA") pursuant to the Comprehensive Environmental, Response, Compensation, and Liability Act in connection with the documented release of hazardous substances, pollutants, and contaminants at the Harbor Island Superfund Site (the "Site"), upon which the Seattle Shipyard is located.

On June 25, 1997 the Company signed an agreement with the EPA for the proposed first phase consent order for final testing and remedial design efforts for the Shipyards Sediments unit portion of the Site. Testing pursuant to this agreement is scheduled to commence during the second or third quarter of current fiscal year.

Other Environmental Matters
The Company also is currently involved, together with other companies in some cases, in 17 other Superfund and Non-Superfund remediation sites and environmental legal issues. In certain instances, the Company's liability and proportionate share of costs have not been determined due to uncertainties as to the nature and extent of site conditions and the Company's involvement. Based on the Company's previous experience, its allocated share of multi-participant remediation sites has often been minimal, in certain instances less than 1 percent.

The actual costs relating to environmental remediation and settlements will depend upon numerous factors, including the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, technological developments and changes in environmental laws and regulations.

The Company's financial statements as of June 29, 1997 reflect aggregate reserves for environmental matters of $15.9 million. The Company is negotiating with its insurance carriers and certain prior landowners and operators for past and future remediation costs. The Company has recorded a non-current asset of $3.8 million to reflect a contractual arrangement with an insurance company to share costs for certain environmental matters. No assurance can be given that the Company's reserves are adequate to cover all potential environmental costs the Company could incur.

5.  INVESTMENT SALE

In a series of transactions during the first quarter of FY 1997, the Company sold 120,200 shares of stock held in another corporation ("Investee") for $3.1 million at a gain of $1.7 million or $.17 per share. The investment gain was recorded in the Company's first quarter results for the period ending June 30, 1996.


<P>
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATION

The notes to the Consolidated Financial Statement are an integral part of Management's Discussion and Analysis of Financial
Condition and Results of Operation and should be read in conjunction herewith.

OPERATING RESULTS
All comparisons within the following discussion are with the corresponding period in the previous year, unless otherwise stated.

Revenue - The Company's first quarter revenue of $33.5 million represents an increase of $3.2 million (10.7%) from last year's level of $30.2 million. Revenue for the period benefited from a higher level of construction activity under the Jumbo Mark II Ferry contract and an improved level of government maintenance work.

Cost of Revenue - Direct costs were $26.7 million or 79.7% of revenue compared to $24.3 million or 80.3% for the same period last year. Cost of revenues in the first quarter of fiscal year 1998 and 1997 reflect production and engineering difficulties encountered on the Mark II Ferry project. During the first quarter of FY 1998 the Company recognized $3.0 million of additional forecasted losses on the Mark II Ferries program.

Administrative and Manufacturing Overhead Expense - Overhead costs for administrative and manufacturing activities for the period were $9.8 million compared to $8.5 million for the first quarter of FY 1997. The increase in first quarter 1998 overhead expense compared to 1997 is due to higher levels of ship repair and construction activity.

Investment and Other Income - Current period's investment and other income fell $.2 million or 20.8% to $.7 million from same period last year primarily due to a shift in the Company's investment portfolio away from interest yielding investments and toward dividend yielding securities.

Gain on Sale of Available for Sale Security - First quarter 1997 results included a $1.7 million gain from the sale of an available-for-sale security. No such sale occurred during the current period.

Income Taxes - The Company recognized no income tax expense during the first quarter of fiscal years 1998 and 1997. Income tax expense was offset by a reduction in the tax valuation reserve.

<P>
LIQUIDITY AND CAPITAL RESOURCES

Working Capital - During the first quarter of FY 1998, working capital decreased $1.2 million or 3.5% to $32.1 million. The decrease is primarily due to the aforementioned $3.0 million increase in the Mark II Ferry program loss reserves account and resulting net loss for the period partially offset by unrealized gains in available-for-sale securities. Working capital includes restricted and unrestricted cash, cash equivalents, and marketable securities of $44.3 million, a $1.3 million or 3.1% increase from last year.

Unbilled Receivables - As of June 29, 1997 unbilled items on completed contracts of $1.4 million were included in accounts receivable compared to $.7 million at the end of the first quarter FY 1997 and $2.0 million at March 30, 1997.

Capital Resources - Capital expenditures for the first quarter of the year were $.2 million compared to $.5 million during the first three months of FY 1997. The $0.3 million or 57.7% decrease from last year's level is due to the Company having achieved completion of a significant portion of the improvements necessary for the Mark II Ferry construction project.

Based on its current projections for FY 1998, the Company believes its cash and cash equivalents will be sufficient to fund working capital needs. Consequently, shipyard capital expenditures are expected to be financed out of working capital.
A change in the composition or timing of projected work could lead to capital expenditures and repair and maintenance expenditures to increase.

ENVIRONMENTAL MATTERS

On Going Operations - Recurring costs associated with the Company's environmental compliance program are not material and are expensed as incurred. Capital expenditures in connection with environmental compliance are not material to the Company's financial statements.

Past Activities - The Company faces significant potential liabilities in connection with the alleged presence of hazardous waste materials at some of its closed shipyards, at its Harbor Island shipyard, and at several sites used by the Company to dispose of alleged hazardous waste. The Company has been named as defendant in civil actions by parties alleging damages from past exposure to toxic substances at Company facilities. The nature of environmental investigation and clean up activities makes it difficult to determine the timing and amount of any estimated future cash flows that may be required for remedial efforts. The Company reviews these matters and accrues for costs associated with remediation of environmental pollution when it becomes probable that a liability has been incurred and when the amount of the Company's liability (or the Company's proportionate share of the amount) can be reasonably estimated.

Financial statements as of June 29, 1997 reflect a provision for environmental reserves of $15.9 million. The Company has recorded a non-current asset of $3.8 million to reflect contractual arrangements with an insurance Company to share costs for certain environmental matters. The Company is negotiating with its insurance carriers and prior landowners and operators for past and future remediation costs. In addition, the Company believes the U.S. Government may be obligated to contribute to a share of clean-up costs for certain sites.

Actual costs to address environmental matters in which the Company is involved will depend on numerous factors, including the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, technological developments, and changes in environmental laws and regulations.

FUTURE OPERATIONS

The Company's future profitability depends largely on the ability of the shipyard to maintain an adequate volume of repair and new construction business. The Company competes with other northwest and west coast shipyards, some of which have more advantageous cost structures. The Company's competitors include non-union shipyards, shipyards with excess capacity, and government subsidized facilities.

BACKLOG

At June 29, 1997 the Company's backlog consists of approximately $68 million of construction, repair, and overhaul work compared to approximately $123 million at June 30, 1996 and $85 million at March 30, 1997. The majority of this backlog is centered on the construction of three Mark II Ferry Vessels scheduled for delivery during fiscal years 1998 and 1999.

COLLECTIVE BARGAINING AGREEMENT

The main contract between the Company and a consortium of unions forming the Pacific Coast Metal Trades District Council expired on July 31, 1996. During the first quarter of FY 1998, Company workers did not ratify two versions of a proposed contract. Despite these votes, work continues in the Company's shipyard operations as the Company's existing contract with the unions includes a "no strike/no lockout" provision for the duration of the Mark II Ferry contract.


<P>
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

On April 28, 1997 the Company filed an 8-K current report stating that it expected to incur increased costs on its contract to construct three Mark II Ferries for the Washington State Ferries
System.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



TODD SHIPYARDS CORPORATION
Registrant


By:_______________________________
   Stephen G. Welch
   Vice President
   Chief Financial Officer and Treasurer
   August 12, 1997