Form 10-Q
period 1997-09-28
TODD SHIPYARDS CORP
filed 1997-10-28
CIK 98537

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q



   (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            (No Fee Required)


            For the quarterly period ended September 28, 1997
            Commission File Number 1-5109



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



There were 9,910,180 shares of the corporation's $.01 par value common stock outstanding at October 27, 1997.

PART I   FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED
EARNINGS
(In thousands of dollars, except per share data)

                                Quarter Ended    Six Months Ended
                               9/28/97  9/29/96  9/28/97  9/29/96
                               ----------------  ----------------
Revenues                       $28,042  $26,627  $61,504  $56,858
Operating expenses:
 Cost of revenue                20,719   21,688   47,409   45,949
 Administrative and
  manufacturing overhead
  expenses                       6,673    7,179   16,511   15,677
                               ----------------  ----------------
 Total operating expenses       27,392   28,867   63,920   61,626
Operating income (loss)            650   (2,240)  (2,416)  (4,768)
Investment and other income        358      597    1,023    1,437
Gain on sale of available-
 for-sale security                   -        -        -    1,719
                               ----------------  ----------------
Income (loss) before
 income taxes                    1,008  (1,643)  (1,393)  (1,612)
Income tax expense                   -       -        -        -
                               ----------------  ----------------

Net income (loss)              $ 1,008 $(1,643) $(1,393) $(1,612)
                               ================  ================

Income (loss) per share:       $  0.10 $ (0.17) $ (0.14) $ (0.16)
                               ================  ================

Weighted average number of
 shares (thousands)              9,910    9,910    9,910    9,910
                               ================  ================

Retained earnings at
 beginning of period           $17,898  $38,384  $19,256  $38,696
Income (loss) for the period     1,008   (1,643)  (1,393)  (1,612)
Unrealized gain (loss) on
 available-for-sale securities    (208)     847      835      504
                               ----------------  ----------------
Retained earnings at
 end of period                 $18,698  $37,588  $18,698  $37,588
                               ================  ================


The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
Periods Ended September 28, 1997 and March 30, 1997
 (in thousands of dollars)

                                             09/28/97  03/30/97
ASSETS:                                     (Unaudited)(Audited)
Cash and cash equivalents                      $  (93) $  4,233
Restricted cash                                 9,025     5,210
Securities available for sale                  26,338    37,878
Accounts receivable, less allowance for
 losses of $799 at September 28, 1997
 and $861 at March 30, 1997:
  Government                                      233     2,696
  Commercial and other                          8,165     3,701
Costs and estimated profits in excess
 of billings on incomplete contracts           13,212     7,865
Inventories                                     1,239     1,323
Other                                             524       251
Total current assets                           58,643    63,157

Property, plant and equipment, net of
 accumulated depreciation                      23,469    24,477

Deferred pension asset                         20,232    19,564
Other                                           8,581     8,591
Total assets                                 $110,925  $115,789

LIABILITIES:
Accounts payable and accruals                $ 10,209  $  9,453
Accrual for loss on contract                    7,561    11,500
Payrolls and vacations                          4,573     4,535
Income taxes                                    2,006     2,006
Taxes other than income taxes                     865     1,436
Billings in excess of costs and estimated
 profits on incomplete contracts                  741       982
Total current liabilities                      25,955    29,912

Accrued post retirement health benefits        21,845    22,037
Environmental reserves                         15,743    15,900

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value - authorized
 19,500,000 shares, issued 11,956,033 shares
 at September 28, 1997 and March 30, 1997, and
 outstanding 9,910,180 at September 28, 1997
 and March 30, 1997                               120       120
Additional paid-in capital                     38,181    38,181
Retained earnings                              18,698    19,256

                                               56,999    57,557
Less treasury stock                             9,617     9,617
Total stockholders' equity                     47,382    47,940
Total liabilities and stockholders' equity $110,925 $115,789 The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Month Periods Ended September 28, 1997 and September 29, 1996 (in thousands of dollars)
                                                  Period Ended
                                                9/28/97   9/29/96
                                              -------------------
Cash flows from operating activities:
Net loss                                     $ (1,393)   $(1,612)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization                 1,713      1,750
  Decrease (increase) in costs and estimated
   profits in excess of billings               (5,347)     9,303
  Contract reserve activity                    (3,939)       -
  Decrease (increase) in accounts receivable   (2,001)     2,122
  Increase (decrease) in accounts payable
   and accruals                                   804     (4,503)
  Increase in deferred pension asset             (668)      (668)
  Decrease in other accrued taxes                (571)      (166)
  Increase in other current assets               (273)      (180)
  Decrease in environmental reserves             (157)      (953)
  Decrease in income taxes                         -        (361)
  Decrease in payroll and vacations               (11)      (184)
  Other, net                                     (339)      (265)
                                                 ----------------
Total adjustments                             (10,789)     5,895
                                              -------------------
Net cash provided by (used in)
  operating activities                        (12,182)     4,283

Cash flows from investing activities:
Sales of marketable securities                 12,981      3,398
Purchases of marketable securities             (1,674)   (12,037)
Maturities of marketable securities             1,068      4,329
Capital expenditures                             (703)      (753)
Other                                              -         203
                                              -------------------
Net cash provided by (used in)
  investing activities                         11,672     (4,860)

Cash flows from financing activities:
Increase in restricted cash                    (3,815)    (1,800)
                                              -------------------
Net cash used in financing activities:         (3,815)    (1,800)
Net change in cash and cash equivalents        (4,325)    (2,377)
Cash and cash equivalents at beginning of period 4,232     8,552
                                              -------------------
Cash and cash equivalents at end of period    $    (93) $  6,175
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

1.  BASIS OF PRESENTATION
The accompanying Consolidated Financial Statements are unaudited but in the opinion of management reflect all adjustments necessary for a fair presentation of financial position and results of operations. Certain amounts in the fiscal 1997 financial statements have been reclassified to conform to the fiscal 1998 presentation.

2.  CONTRACTS
The Company has a $181 million contract to construct three Jumbo Mark II ("Mark II") ferries for the Washington State Ferry System (the "Ferry System"). The Mark II ferries are designed to transport 218 automobiles and 2,500 passengers each and will be the largest ferries in the Washington State Ferry System fleet.

The Mark II Ferry program, is approximately 75% complete at September 28, 1997. The Company delivered the first ferry and launched the second ferry during its second fiscal quarter ending September 28, 1997. The Company also laid the keel for the third ferry during the quarter just ended.

As construction of the Mark II Ferries progresses, the Company reviews and revises its estimates of long term contract sales values and costs at completion. During the first quarter of fiscal year 1998 ending June 29, 1997, the Company estimated that it would incur contract costs of $14.5 million in excess of the contract prices for the three ship program. This loss resulted in the first quarter 1998 addition of $3.0 million to the Mark II program loss reserves. Reviews of the Mark II contract sales and cost estimates performed in the second quarter of fiscal year 1998 resulted in no change to previously forecast results.

The Company's construction cost estimates are based upon continued implementation of improved production techniques and better utilization of modular shipbuilding practices in the construction of the second and third ships compared to the first ship. However, favorable or unfavorable variances to the estimated production efficiencies could materially affect the Company's financial results.

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

3.  INCOME TAXES
The Company did not have taxable income during fiscal year 1998 or fiscal year 1997. Accordingly, the Company has recognized no income tax expenses during these periods.

4.  ENVIRONMENTAL MATTERS
As discussed in the Company's Form 10-K for fiscal year ended March 30, 1997, the Company faces significant potential liabilities in connection with the alleged presence of hazardous waste materials at certain of its closed shipyards, at its Seattle shipyard and at several sites used by the Company for disposal of alleged hazardous waste. The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances at Company facilities.

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

During the period ending September 28, 1997, the Company established a $2.6 million financial assurance trust account to fund environmental remediation expenses for the Surface and Groundwater portion of the Harbor Island Superfund Site. This trust is classified as restricted cash on the Company's balance sheet.

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

The Company's financial statements as of September 28, 1997 reflect aggregate reserves for environmental matters of $15.7 million. The Company is negotiating with its insurance carriers and certain prior landowners and operators for past and future remediation costs. The Company has recorded a non-current asset of $3.8 million to reflect a contractual arrangement with an insurance company to share costs for certain environmental matters. No assurance can be given that the Company's reserves are adequate to cover all potential environmental costs the Company could incur.

5.  SUPPLEMENTAL CASH FLOW DISCLOSURE
During the six months ending September 28, 1997, the Company paid $25 thousand for interest. During the prior year period ending September 29, 1996, the Company paid $5 thousand for interest. During the six months of fiscal year 1998 ending September 28, 1997 the Company paid no income tax. The Company paid $291 thousand in income taxes during the first six months of fiscal year 1997.

6.  INVESTMENT SALE
In a series of transactions during the first quarter of fiscal year 1997, the Company sold 120,200 shares of stock held in another corporation ("Investee") for $3.1 million at a gain of $1.7 million or $.17 per share. The investment gain was recorded in the Company's first quarter results for the period ending June 30, 1996.

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

Revenue - The Company's second quarter revenue of $28.0 represents an increase of $1.4 million from last year's level of
$26.6 million.   Fiscal year 1997 first half revenue of $61.5
million reflects an increase of $4.7 million (8%) compared to last year. Results for the second quarter of fiscal years 1998 and 1997 included construction work performed on the Jumbo Mark II ferries and routine ship repairs. Fiscal year 1998 second quarter revenue exceeded 1997 second quarter revenue due to increased commercial repair business. Revenue growth for the first half of 1998 reflects higher levels of Mark II ferry construction, government repair and commercial repair activities partially offset by lower levels of overhaul activities.

Cost of Revenue - Cost of revenue during the second quarter and six months ending September 28, 1997 were $20.7 million (74%) and $47.4 million (77%), respectively, of revenue. For fiscal year 1997 cost of revenue during the second quarter and six months ending September 29, 1996 were $21.7 million (81%) and $45.9 million (81%), respectively, of revenue. Fiscal year 1998 and 1997 margins reflect production difficulties encountered on the Mark II Ferry project. Improvements in fiscal year 1998 cost of revenue ratios are attributable to increases in commercial repair
margins.   During the first quarter of fiscal year 1998 the
Company recognized $3.0 million of additional forecasted losses on the Mark II Ferries program. Fiscal year 1997 margins include a second quarter $1.2 million reduction to cumulative Mark II ferry construction profit.

Administrative and manufacturing overhead expense - Overhead costs for administrative and manufacturing activities were $6.7 million (24%) of fiscal year 1998 second quarter revenue and $16.5 million (27%) of 1998 first half revenue compared to $7.2 million (27%) and $15.7 million (28%) of fiscal year 1997 second quarter and first half results. Fiscal year 1998 overhead costs as a percent of revenue were benefited by increased business activity and continued cost reduction efforts.

Investment and other income - Investment and other income for the second quarter and for the first half of fiscal year 1998 decreased compared to prior year results due to lower average investment account balances and a shift in the Company's investment portfolio away from interest yielding investments and toward dividend yielding securities.

Gain on sale of available-for-sale security - First quarter 1997 results include a $1.7 million ($.17 per share) gain from the sale of an available-for-sale security.

Income taxes - The Company did not have taxable income during fiscal year 1998 or fiscal year 1997. Accordingly, the Company has recognized no income tax expenses during these periods.

LIQUIDITY AND CAPITAL RESOURCES

Working capital - Working capital decreased in the first half of 1998 by $.6 million to $32.7 million. The decrease is attributable to shipyard fixed asset additions and environmental settlement payments.

Unbilled receivables - As of September 28, 1997 unbilled items on completed contracts of $1.7 million was included in accounts receivable compared with $1.4 million at the end of the first quarter and $2.0 million at the beginning of the fiscal year.

Capital Resources -
Capital expenditures for the second quarter of 1998 were $.5 million compared to $.3 million in the second quarter of fiscal year 1997. For the first half of fiscal year 1998 ending September 28, 1997 capital expenditures were $.7 million compared to $.8 million in the first six months of 1997. The increase in second quarter expenditures resulted from investment in the automation of a production line. The Company's capital expenditures have generally decreased period to period since fiscal year 1996 when the Company completed substantial investments in shipyard modifications necessary to accommodate the Mark II ferry construction project.

Based on its current projections for fiscal year 1998, the Company believes that its' cash and cash equivalents will be sufficient for the Company's working capital needs. Accordingly, shipyard capital expenditures are expected to be financed out of working capital. A change in the composition or timing of projected work could cause capital expenditures and repair and maintenance expenditures to increase.

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

Financial statements as of September 28, 1997 reflect a provision for environmental reserves of $15.7 million. The Company has recorded a non-current asset of $3.8 million to reflect contractual arrangements with an insurance Company to share costs for certain environmental matters. The Company is negotiating with its insurance carriers and prior landowners and operators for past and future remediation costs. In addition, the Company believes the U.S. Government may be obligated to contribute to a share of clean-up costs for certain sites.

Actual costs to address environmental matters in which the Company is involved will depend on numerous factors, including the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, technological developments, and changes in environmental laws and regulations.

BACKLOG
At September 28, 1997, the Company's firm shipyard backlog consists of approximately $45 million of construction, repair and overhaul work. The Company's repair and overhaul work generally is of short duration with little advance notice. Accordingly, most of the Company's current backlog is for the construction of the last two Mark II Ferries which are scheduled to be complete in fiscal year 1999. The Company's backlog at September 29, 1996 of $113 million included $104 million of Mark II Ferry work.

UNION CONTRACT
The main labor contract between the Company and a consortium of unions forming the Pacific Coast Metal Trades District Council expired on July 31, 1996. During the first quarter of fiscal year 1998, Company workers did not ratify two versions of a proposed contract. Despite these votes, work continues in the Company's shipyard operations as the Company's existing contract with the unions includes a "no strike/no lockout" provision for the duration of the Mark II Ferry contract.

FUTURE SHIPYARD OPERATIONS
The Company's future profitability depends largely on the ability of the shipyard to maintain an adequate volume of repair and new construction business. The Company competes with other northwest and west coast shipyards, some of which have more advantageous cost structures. The Company's competitors include non-union shipyards, shipyards with excess capacity and government subsidized facilities.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders (the "Meeting") was held on August 21, 1997 in Seattle, Washington.

At the Meeting the stockholders elected six directors, each of whom will serve until the next Annual Meeting of Shareholders or until his respective successor shall have been elected and qualified or until his earlier resignation or removal. The Board of Directors elected at the Meeting and the votes cast in favor of their election (with the votes cast in favor of their election out of a total of 9,910,180 entitled to vote) are as follows:
Brent D. Baird (9,420,594); Steven A. Clifford (9,420,594); Patrick W.E. Hodgson (9,418,594); Joseph D. Lehrer (9,419,810); Philip N. Robinson (9,420,610); and John D. Weil (9,420,608).

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



TODD SHIPYARDS CORPORATION
Registrant


By:/s/ STEPHEN G. WELCH
   Stephen G. Welch
   Chief Executive Officer and
   Chief Financial Officer
   October 28, 1997