Form 10-Q
period 1997-12-28
TODD SHIPYARDS CORP
filed 1998-02-10
CIK 98537

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q



   (X) Quarterly Report Pursuant to Section 13 or 15(d) of
            the Securities Exchange Act of 1934
            (No Fee Required)


            For the quarterly period ended December 28, 1997
            Commission File Number 1-5109



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO []


There were 9,910,180 shares of the corporation's $.01 par value common stock outstanding at December 28, 1997.

PART I    FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED
EARNINGS
(In thousands of dollars, except per share data)

                                Quarter Ended    Nine Months
Ended
                             12/28/97  12/29/96  12/28/97 12/29/96
                              -----------------  -----------
------
Revenues                      $27,177   $27,215   $88,681  $84,073
Operating expenses:
 Cost of revenue               19,325    26,083    66,796   72,034
 Administrative and
  manufacturing overhead
  expenses                      6,371     7,005    22,912   22,681
                               ----------------  -----------------
 Total operating expenses      25,696    33,088    89,708   94,715
Operating income(loss)          1,480    (5,873)   (1,027) (10,642)

Gain on sale of available-
 for-sale security                190         -       190    1,719
Investment and other income     1,346       806     2,370    2,244
                               ----------------  -----------------
Income (loss) before
 income taxes                   3,016    (5,067)    1,533   (6,679)
Income tax Expense                  -         -         -        -
                               ----------------  -----------------

Net income (loss)             $ 3,016  $ (5,067)   $1,533  $(6,679)
                               =================================

Basic EPS                     $  0.30  $  (0.51)   $ 0.16  $( 0.67)
Diluted EPS                   $  0.30  $  (0.51)   $ 0.16  $( 0.67)

Retained earnings at
 beginning of period          $ 18,698  $37,588   $19,256  $38,696
Income (loss) for the period     3,016   (5,067)    1,533   (6,679)
Unrealized gain (loss) on
 available-for-sale securities    (660)     284       265      788
                               ----------------  -----------------
Retained earnings at
 end of period                 $21,054  $32,805   $21,054  $32,805
                               =================================

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
Periods Ended December 28, 1997 and March 30, 1997
(in thousands of dollars)
                                                  Period
Ended
                                             12/28/97  03/30/97
                                              ---------------
ASSETS:                                      (Unaudited)(Audited)
Cash and cash equivalents                     $   (793)  $ 4,233
Restricted cash                                  9,801     5,210
Securities available for sale                   27,963    37,878
Accounts receivable, less allowance for
 losses of $799 at 12/28/97 and $861 at 3/30/97:
  Government                                     2,352     2,696
  Commercial and other                           3,677     3,701

Costs and estimated profits in excess
 of billings on incomplete contracts            17,347     7,865
Inventories                                      1,395     1,323
Other                                              383       251
Total current assets                            62,125    63,157

Property, plant and equipment, net of
accumulated depreciation                        22,546    24,477

Deferred pension asset                          20,566    19,564
Other assets                                     5,224     8,591
Total assets                                  $110,461  $115,789
                                              ========  ========
LIABILITIES:
Accounts payable and accruals                 $  9,433  $  9,453
Income taxes                                     1,953     2,006
Payrolls and vacations                           3,502     4,535
Accrual for loss on contract                     6,047    11,500
Billings in excess of costs and estimated
 profits on incomplete contracts                 1,579       982
Taxes other than income taxes                      750     1,436
Total current liabilities                       23,264    29,912

Accrued post-retirement health benefits         21,749    22,037
Environmental reserves                          15,710    15,900
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value - authorized
 19,500,000 shares,issued 11,956,033 shares
 at December 28, 1997 and March 30, 1997, and
 outstanding 9,910,180 at December 28,1997
 and March 30,1997                                 120       120
Additional paid-in capital                      38,181    38,181
Retained earnings                               21,054    19,256
                                                59,355    57,557
Less treasury stock                              9,617     9,617
Total stockholders' equity                      49,738    47,940
Total liabilities and stockholders' equity    $110,461  $115,789
                                               =======   =======
    The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Month Periods Ended December 28,1997 and December
29,1996
(in thousands of dollars)
                                                    Period  Ended
                                                12/28/97  12/29/96
                                                -------------------
Cash flows from operating activities:
Net income (loss)                                $ 1,533   $(6,679)
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
  Depreciation and amortization                    2,497     2,572
  Decrease (increase)in costs and estimated
   profits in excess of billings                  (9,482)    8,255
  Contract reserve activity                       (5,453)        -
  Decrease (increase) in other assets              3,367    (4,049)
  Increase in deferred pension asset              (1,002)   (1,002)
  Decrease in payroll and vacations                 (972)     (185)
  Decrease in other accured taxes                   (686)     (556)
  Increase in billings in excess of profits          597       924
  Decrease in accounts receivable                    368     1,870
  Decrease in retiree medical liability             (288)     (288)
  Increase (decrease) in environmental reserves     (190)    8,473
  Increase in other current assets                  (132)     (158)
  Decrease in accounts payable and accruals          (82)   (5,359)
  Decrease in income taxes                           (53)     (361)
  Other, net                                         (72)       67
                                                  ---------- ---------
Total adjustments                                (11,583)   10,203
                                                  ---------- ---------
Net cash provided by(used in)
  operating activities                           (10,050)    3,524

Cash flows from investing activities:
Sales of marketable securities                    16,654     3,547
Purchases of marketable securities                (9,287)  (13,326)
Maturities of marketable securities                2,556     5,464
Capital expenditures                              (1,015)     (856)
Disposal of assets                                   449         -
Other                                                257        14
                                                   --------- ---------
Net cash provided by (used in)
 investing activities                              9,615    (5,157)
Cash flows from financing activities:
Increase in restricted cash                       (4,591)   (2,906)
                                                  ---------- ---------
Net cash used in financing activities:            (4,591)   (2,906)

Net change in cash and cash equivalents           (5,026)   (4,539)
Cash and cash equivalents at beginning of period   4,232     8,552
                                                  ---------- ---------
Cash and cash equivalents at end of period       $  (794) $  4,013
                                                   ===================

The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Todd Shipyards Corporation (the "Company") filed its
Consolidated Financial Statements for the fiscal year ended
March 30, 1997 with the Securities and Exchange Commission as part of its Annual Report on Form 10-K. That report should be read in connection with this Form 10-Q.

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

The Mark II Ferry program, is approximately 84% complete at December 28, 1997. The Company continued work towards completion of systems in preparation for starting the main propulsion plant and commissioning of the second ferry, the MV Wenatchee, during its third fiscal quarter ending
December 28, 1997. The Company also installed the main engines and propulsion motors for the third ferry, the MV
Puyallup, during the quarter just ended.

As construction of the Mark II ferries progresses, the Company reviews and revises its estimates of long term contract sales values and costs at completion. During the third quarter of fiscal 1998, the Company continued to estimate that it would incur contract costs in excess of the contract prices for the three ship program. During the current fiscal year, the Company increased program loss reserves by $3.0 million in the first quarter and by an additonal $1.5 million in the third quarter, estimating that total contract costs will exceed contract prices by $16.0 million.

The Company's construction cost estimates are based upon continued implementation of improved production techniques and better utilization of modular shipbuilding practices in the construction of the second and third ships compared to the first ship. However, favorable or unfavorable variances to the estimated production efficiencies could materially affect the Company's financial results.

As construction of the Mark II ferries progresses, revisions in cost and profit estimates for the contract will be made. Changes in these estimates will be made based upon the facts then known to the Company and may be a result of productivity factors, change order pricing, overhead costs, material costs, production schedules and levels of shipyard activity. Changes in these factors could materially affect the Company's financial results. The Company's ability to complete the Mark II contract within the Company's current estimates of the costs to complete is not presently determinable. If the Company is unable to complete this contract within its current estimate of the costs to complete, the Company could incur losses on this contract beyond the $16.0 million program loss reserve recorded to date with a related adverse impact on cash flow.

The Company believes that a portion of the increased contract costs relate to high levels of engineering and production change orders directed by the Ferry System.
These customer-directed change orders, which have continued throughout the production process and into the Company's fiscal year 1998, have caused production rework, delays and disruption. These change orders have resulted in increased production costs for the entire three ship ferry construction project. The Company will pursue full recovery from the Ferry System for the impact of these changes. The Company cannot predict the outcome of any negotiations with the Ferry System. Accordingly, the Company has not included any estimates of such settlements, if any, in its above mentioned Mark II Ferry program loss reserve estimates.


3.  INCOME TAXES
The Company did not have net taxable income during the first nine months of fiscal year 1998 or fiscal year 1997.
Accordingly, the Company has recognized no income tax expenses during these periods.


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

Harbor Island Site
As discussed further in the Company's Form 10-K for the year ending March 30, 1997, the Company and several other parties have been named as potential responsible parties by the Environmental Protection Agency ("EPA") pursuant to the Comprehensive Environmental, Response, Compensation, and Liability Act in connection with the documented release of hazardous substances, pollutants, and contaminants at the Harbor Island Superfund Site upon which the Seattle Shipyard is located.

During the period ending September 28, 1997, the Company established a $2.6 million financial assurance trust account to secure environmental remediation for the Soil and Groundwater Operable Unit portion of the Harbor Island Superfund Site. This trust is classified as restricted cash on the Company's balance sheet.

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

The Company's financial statements as of December 28, 1997 reflect aggregate reserves for environmental matters of $15.7 million. The Company is negotiating with its insurance carriers and certain prior landowners and operators for past and future remediation costs. The
Company has recorded a non-current asset of $3.8 million to reflect a contractual arrangement with an insurance company to share costs for certain environmental matters. No assurance can be given that the Company's reserves are adequate to cover all potential environmental costs the Company could incur.


5.  SUPPLEMENTAL CASH FLOW DISCLOSURE
During the nine months ending December 28, 1997, the Company paid $38 thousand for interest. During the prior year period ending December 29, 1996, the Company paid $10 thousand for interest. During the first nine months of fiscal 1998 the Company paid no income tax. The Company paid $291 thousand in income taxes during the first nine months of fiscal year 1997.


6.  INVESTMENT SALE
During the third quarter of fiscal 1998, the Company completed the sale of its radio broadcasting stations, Elettra Broadcasting, Inc., for $5.3 million. The Company reported a gain on this transaction of $.7 million for the period ending December 28, 1997. In a series of transactions during the first quarter of fiscal year 1997, the Company sold 120,200 shares of stock held in another corporation for $3.1 million at a gain of $1.7 million.

7.  SUBSEQUENT EVENT
Subsequent to the Company's third quarter ending December 28, 1997, the Company reached agreement with an insurance company regarding that carrier's obligations for property damage occurring in previous fiscal years. The Company will receive approximately $6.5 million with $3.5 million payable in the fourth quarter of fiscal 1998 and an additional $1.0 million per year to be received over the next three years. This settlement will be reviewed during the fourth quarter of fiscal 1998 in conjunction with the Company's normal review of environmental issues and will be recorded net of any adjustments to environmental reserves and expenses.


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

Revenue - The Company's third quarter revenue of $27.2 million remained unchanged from last year's level of $27.2
million.   Revenue for the first nine months of fiscal year
1998 of $88.7 million reflects an increase of $4.6 million (5%) compared to the corresponding period of last year. Results for the third quarter of fiscal years 1998 and 1997 included construction work performed on the Mark II ferries and routine ship repairs. Revenue growth for the first nine months of 1998 reflects higher levels of Mark II ferry construction, government repair and commercial repair activities partially offset by lower levels of overhaul activities.

Cost of Revenue - Cost of revenue during the third quarter and nine months ending December 28, 1997 were $19.3 million (71%) and $66.8 million (75%), respectively. Cost of revenue during the third quarter and nine months ending December 29, 1996 were $26.1 million (96%) and $72.0 million (86%), respectively. Improvements in fiscal year 1998 cost of revenue ratios are attributable to: A) a third quarter fiscal 1997 charge of $4.3 million for environmental remediation on Harbor Island; B) a $1.2 million second quarter fiscal 1997 reduction to Mark II program profit;
C)improved margins in commercial repair in fiscal year 1998 for both the third quarter and the first nine months; and
D) the utilization of the Mark II ferry forward loss reserve of $1.5 million in fiscal 1998 third quarter and $5.4 million in the first nine months of fiscal 1998.

Administrative and manufacturing overhead expense - Overhead costs for administrative and manufacturing activities were $6.4 million (23%) for the fiscal year 1998 third quarter and $22.9 million (26%) for the first nine months of fiscal 1998 compared to $7.0 million (26%) and $22.7 million (27%) of fiscal year 1997 third quarter and nine month results, respectively. Fiscal year 1998 overhead costs as a percent of revenue benefited from increased business activity and continued cost reduction efforts.

Investment and other income - Investment and other income for the third quarter and for the first nine months of fiscal year 1998 increased compared to prior year results due to the Company completing the sale of its' radio broadcasting stations.

Gain on sale of available-for-sale security - First quarter
1997 results include a $1.7 million gain from the sale of an available-for-sale security.

Income taxes - The Company did not have net taxable income during the first nine months of fiscal year 1998 or fiscal year 1997. Accordingly, the Company has recognized no income tax expenses during these periods.


LIQUIDITY AND CAPITAL RESOURCES

Working capital - Working capital increased in the first nine months of fiscal 1998 by $5.6 million to $38.9 million.
The increase is primarily attributable to the utilization of the Mark II forward loss reserve of $5.4 million.

Unbilled receivables - As of December 28, 1997 unbilled items on completed contracts of $.9 million was included in accounts receivable compared with $1.7 million at the end of the second quarter and $2.0 million at the beginning of the fiscal year.

Capital Resources -
Capital expenditures for the third quarter of fiscal 1998 were $.3 million compared to $.1 million in the third quarter of fiscal year 1997. For the first nine months of fiscal year 1998 ending December 28, 1997 capital expenditures were $1.0 million compared to $.9 million in the first nine months of fiscal 1997. The Company's capital expenditures have generally decreased period to period since fiscal year 1996 when the Company completed substantial investments in shipyard modifications necessary to accommodate the Mark II ferry construction project.

Based on its current projections for fiscal year 1998, the Company believes that its cash and cash equivalents will be sufficient for the Company's working capital needs.
Accordingly, shipyard capital expenditures are expected to be financed out of working capital. A change in the composition or timing of projected work could cause capital expenditures and repair and maintenance expenditures to increase.


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

Financial statements as of December 28, 1997 reflect a provision for environmental reserves of $15.7 million. The Company has recorded a non-current asset of $3.8 million to reflect contractual arrangements with an insurance company to share costs for certain environmental matters. The Company is negotiating with its insurance carriers and prior landowners and operators for past and future remediation costs. In addition, the Company believes the U.S. Government may be obligated to contribute to a share of clean-up costs for certain sites.

Actual costs to address environmental matters in which the Company is involved will depend on numerous factors, including the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, technological developments, and changes in environmental laws and regulations.


BACKLOG
At December 28, 1997, the Company's firm shipyard backlog consists of approximately $44 million of construction, repair and overhaul work. The Company's repair and overhaul work generally is of short duration with little advance notice. Accordingly, most of the Company's current backlog is for the construction of the last two Mark II Ferries which are scheduled to be complete in fiscal year 1999. The
Company's backlog at December 29, 1996 was $110 million.

UNION CONTRACT
During the third quarter of fiscal year 1998 the Company and the Puget Sound Metal Trades Council (representing the Pacific Coast Metal Trades District Council and its member unions) submitted their final collective bargaining contract positions to binding arbitration in accordance with the provisions set forth in the Mark II Ferry project agreement in force between the parties. Subsequent to and in keeping with the arbitrator's ruling, the parties executed a new labor agreement effective November 24, 1997. Prior to the arbitration process, the Company had reached unanimous agreement with the bargaining representatives of the workforce on three separate occasions. However, on each occasion, the agreement was rejected by the Todd workforce. The new collective bargaining agreement will terminate on July 31, 1999 and replaces the previous contract which expired on July 31, 1996. A retroactive pay adjustment of $0.60 per hour for qualifying employees has been reflected in the fiscal 1998 third quarter results.

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



TODD SHIPYARDS CORPORATION
Registrant


By:_______________________________
   Stephen G. Welch
   Chief Executive Officer
   February 10, 1998