Form 10-K
period 1998-03-29
TODD SHIPYARDS CORP
filed 1998-06-25
CIK 98537

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                            FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d)of the
Securities Exchange
      Act of 1934 for the fiscal year ended March 29, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities
       Exchange Act of 1934 for the Transition period from ___ to
___
                     Commission File Number 1-5109

                   TODD SHIPYARDS CORPORATION
        (Exact name of registrant as specified in its charter)

             DELAWARE                          91-1506719
     (State or other jurisdiction of       (IRS Employer I.D.No.)
      incorporation or organization)

    1801-16th Avenue SW, Seattle, WA               98134-1089
(Address of principal executive offices)           (zip code)

         Registrant's telephone number  (206) 623-1635

Securities registered pursuant to Section 12(g) of the Act: None

Securities registered pursuant to Section 12(b) of the Act:
Common Stock

Name of each exchange on which registered: New York Stock
Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   [X] Yes    [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non affiliates of the registrant was approximately $44 million as of June 12, 1998.

There were 9,910,180 shares of the corporation's $.01 par value common stock outstanding at June 12, 1998.

                  Documents Incorporated by Reference

Portions of the Proxy Statement dated July 15, 1998 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held September 18, 1998 are incorporated by reference into Part III.
                           TABLE OF CONTENTS

                                 PART I
                                                             Page
No.
Item 1.  Business............................................. *

Item 2.  Properties........................................... *

Item 3.  Legal Proceedings.................................... *

Item 4.  Submission of Matters to a Vote of Security Holders.. *

                                 PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Shareholder Matters.......................... *

Item 6.  Selected Financial Data.............................. *

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................. *

Item 8.  Consolidated Financial Statements and
         Supplementary Data................................... *

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.................. *

                                 PART III

Item 10. Directors and Executive Officers of the
         Registrant........................................... *

Item 11. Executive Compensation............................... *

Item 12. Security Ownership of Certain Beneficial Owners
         and Management....................................... *

Item 13. Certain Relationships and Related Transactions....... *

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K ................................ *

* No page numbers are contained in EDGAR version.

ITEM 1.  BUSINESS
INTRODUCTION

Todd Shipyards Corporation (the "Company") was organized in 1916 and has operated a shipyard in Seattle, Washington (the
"Shipyard") since incorporation. The Company operates the Shipyard through its wholly owned subsidiary Todd Pacific
Shipyards Corporation ("Todd Pacific"). Todd Pacific is engaged in the repair/overhaul, conversion and construction of commercial and military ships and vessels.

Until the late 1980's, a substantial portion of the Company's revenues and profits were attributable to long-term United States Government ("Government") contracts. The significant decline in the annual shipbuilding budgets of the Department of the Navy (the "Navy") has greatly reduced the Company's bidding opportunities for long-term Government contracts. This reduction in long-term Government contracts has created excess ship construction and repair capacity in all of the Company's markets. This excess shipyard capacity, both nationally and locally, has resulted in intense price competition. The Company has responded to this competition by carefully reviewing its overhead, streamlining its operations and implementing advanced shipyard production techniques.

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

The Company believes that it will continue to perform a substantial amount of maintenance and repair work on commercial and Federal Government vessels engaged in various seagoing trade activities in the Pacific Northwest. It plans to pursue repair, maintenance, overhaul and new construction work for the vessel fleets operating on Puget Sound (near Seattle) and the Pacific Coast. These include the Washington State Ferry System, the Alaska Marine Highway System, the U.S. Navy, the U.S. Coast Guard, passenger cruise ships, American-flagged cargo carriers, the fishing fleets, tankers, and the tug and barge operators.

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

Construction Operations
The Company has a contract with the Ferry System for the construction of three Mark II Ferries for $181 million (including $7 million of optional growth items). The Mark II Ferries are designed to transport 218 automobiles and 2,500 passengers each on the waterways of Puget Sound and will be the largest ferries in the Ferry System fleet. The Mark II Ferry program, awarded in fiscal year 1995, is approximately 90% complete at March 29, 1998.

Distribution of Work
The approximate distribution of the Company's Shipyard revenues for each of the last three fiscal years are summarized as follows:

                                     1998   1997   1996
Federal Government                    18%    10%    35%
Commercial                            72%    90%    65%
Total                                100%   100%   100%

The Mark II Ferry program, which represented 55% of fiscal 1998 revenue, 59% of fiscal 1997 revenues and 40% of fiscal 1996 revenues is expected to be concluded during the current fiscal year which will have a significant impact both on the volume and nature of the business being conducted and the relative contribution of federal government and commercial operations.

Future Operations
The Company plans actively to pursue Government and commercial repair/overhaul opportunities. International construction and repair opportunities are limited because shipbuilders in foreign countries are often subsidized by their governments. These subsidies allow foreign shipyards to enter into production contracts at prices below their actual production costs. Competition for domestic construction and repair opportunities will continue to be intense as certain of the Company's larger competitors have more modern shipbuilding facilities, lower labor cost structures, or access to greater financial resources. The Company is working to maximize its advantages of geographic location, its current Mark II Ferry construction activities and the skills of its experienced workforce.

Employees
The number of persons employed by the Company varies considerably from time to time depending primarily on the level of Shipyard activity, averaging approximately 1,120 employees during fiscal year 1998 and totaling approximately 846 employees on March 29, 1998. With respect to the Mark II Ferry project, the Company employed an average of approximately 400 persons on the project during fiscal year 1998 and 250 persons on March 29, 1998.
During fiscal year 1998 an average of approximately 1,000 of the Company's Shipyard employees were covered by a union contract that became effective on November 24, 1997. At March 29, 1998 approximately 728 Company employees were covered under this contract.

During fiscal year 1998, the Company and the Puget Sound Metal Trades Council (representing the Pacific Coast Metal Trades District Council and its member unions) submitted their final collective bargaining contract positions to binding arbitration in accordance with the provisions set forth in the Mark II Ferry project agreement in force between the parties. Subsequent to and in keeping with the arbitrator's ruling, the parties executed a new labor agreement effective November 24, 1997. Prior to the arbitration process, the Company had reached unanimous agreement with the bargaining representatives of the workforce on three separate occasions. However, on each occasion, the agreement was rejected by the Todd workforce. The new collective bargaining agreement will terminate on July 31, 1999 and replaces the previous contract which expired on July 31, 1996. Among other things, the new labor agreement provided for a retroactive pay adjustment of $0.60 per hour for qualifying employees and the impact of this increase has been reflected in the fiscal 1998 year end financial results.

As a result of the binding arbitration process, on February 17, 1998, the Puget Sound Metal Trades Council (bargaining umbrella for all unions at Todd Pacific) and Todd Pacific were sued in Federal District Court for the Western District of Washington by in excess of 200 employees contending that the collective bargaining agreement entered into by Todd Pacific and the various unions representing these employees had not been properly ratified by the union membership. The lawsuit seeks a declaratory judgment that the collective bargaining agreement be found null and void. If plaintiffs were to prevail in this case Todd Pacific and its unions would have to engage in bargaining for a new collective bargaining agreement. It is too early in the case to provide an estimate of the likelihood of a favorable or unfavorable result in this case.

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

Competition
Competition in the domestic shipyard industry is intense. The Company competes for commercial and Government work with a number of other shipyards, some of which have more advantageous cost structures. The Company's competitors for overhaul/conversion and repair work include non-union shipyards, shipyards with excess capacity and government subsidized facilities. The Company's competitors for new construction work include shipyards on the gulf coast and east coast with lower wage structures, substantial financial resources or significant recent investments in productivity enhancing facilities. The reduced size of the Government's active duty fleet has resulted in a significant decline in the total amount of Government business available to the private sector shipyards, has created excess shipyard capacity, and has led to acute price competition.

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

The Company has an accrued liability of $16.1 million as of March 29, 1998 for environmental matters. As assessments of environmental matters and remediation activities progress, these liabilities are reviewed periodically and adjusted to reflect additional technical, engineering and legal information that becomes available. The Company's estimate of its environmental liabilities is affected by several uncertainties such as, but not limited to, the method and extent of remediation of contaminated sites, the percentage of material attributable to the Company at the sites relative to that attributable to other parties, and the financial capabilities of the other Potentially Responsible Parties ("PRP") at most sites. The Company's estimate of its environmental liabilities is also affected as additional information becomes known regarding alleged damages from past exposure to asbestos at Company facilities. The Company is covered under its various insurance policies for some, but not all, potential environmental liabilities. See Item 3. Legal Matters, Item 7. Management's Discussion and Analysis and Note 11 of the Notes to Consolidated Financial Statements for further information regarding the Company's environmental matters.

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

Backlog
At March 29, 1998 the Company's backlog consists of approximately $47 million of construction, repair and overhaul work. This compares with backlogs of $85 million and $146 million at March 30, 1997 and March 31, 1996 respectively. The reduction in firm backlog over the past several fiscal years represents the Company's continued progress toward completion of the Mark II Ferry project without additional firm long term contracts to replace this work. The final two Mark II ferries are scheduled for delivery in fiscal year 1999 which will substantially reduce the amount of firm backlog work currently reported.

In May 1996, the Company was awarded a cost-type contract for phased maintenance repairs to four Navy supply ships currently scheduled over eleven availabilities in five years. The notional value of the contract is $79 million of which, $22.6 million had been recorded as revenue, cumulatively, as of March 29, 1998.
The Company can provide no assurance as to the timing or level of remaining work that may be performed as part of the maintenance contract. The Company is working to identify and win additional construction and repair work that would match the Shipyard's production capacity.

INVESTMENTS AND ACQUISITIONS
The Company has from time to time pursued opportunities to diversify its business, in areas such as metal fabrication, marine transportation, other marine industries and businesses unrelated to the Shipyard.

In fiscal year 1998, the Company completed the sale of its radio broadcasting stations, operated by Elettra Broadcasting, Inc. (purchased in fiscal year 1996), for $5.3 million. The Company reported a gain on this transaction of $1.0 million during fiscal year 1998.

The Company continues to evaluate suitable investment opportunities which it believes will appropriately utilize the Company's resources.

ITEM 2. PROPERTIES

During fiscal year 1998 the Company purchased a fourth drydock
(YFB-23)which is stored at the Company's facility on Harbor
Island. The design capacities of the four drydocks, all of which are located at the Shipyard, are as follows:

              Year       Type       Max.Displacement      Date of
Lease
Name         Built   Owned Leased   Capacity(in tons)
Expiration
Emerald Sea  1970        Steel           40,000
-
YFD-70       1945        Steel           17,500
4/15/01
YFD-54       1943        Wood             5,700
9/30/99
YFB-23       1945        Wood            10,400
-

The Company is required to maintain Navy certification on its drydocks and cranes in order to qualify its facilities to bid on and perform work under certain Navy and United States Coast Guard ("Coast Guard") contracts. The Company's current certification for the drydocks (excluding the recently purchased drydock which is not presently in service) listed above are 30,000 tons, 14,000 tons and 4,205 tons, respectively. While such certification is less than the maximum design capacity, it is sufficient to allow the Company to perform work on most Navy and all Coast Guard vessels. The Company also maintains certification of its cranes.

The Company believes that its owned and leased properties at the Shipyard are in reasonable operating condition given their age and usage, although, from time to time, the Company has been required to incur substantial expenditures to ensure the continuing serviceability of its owned and leased machinery and equipment.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes.
Fines and penalties may be imposed for non-compliance with these laws. Such laws and regulations may expose the Company to liability for acts of the Company which are or were in compliance with all applicable laws at the time such acts were performed.
The Company faces potential liabilities in connection with the alleged presence of hazardous waste materials at certain of its closed shipyards, at its Shipyard and at several sites used by the Company for disposal of alleged hazardous waste.
The Company is identified as a PRP by the Environmental
Protection Agency ("EPA") under the Comprehensive Environmental
Response, Compensation and Liability Act ("CERCLA," commonly known as the "Superfund") in connection with matters pending at five Superfund sites. Additionally, the Company has been named as a PRP for three Superfund cases where the Company has asserted that its liability was discharged when it emerged from bankruptcy in 1990.
In addition to the five pending Superfund matters, the Company is subject to suits, claims and proceedings brought by state agencies and others seeking contribution towards remediation of alleged environmental impairments at five additional sites.
Generally these environmental claims relate to sites used by the Company for disposal of alleged hazardous waste, although one matter relates to a site in which the allegations are predicated upon the Company's prior ownership of a shipyard property. The matters relating to the Harbor Island site, at which the Company's Shipyard is located, are discussed below. Reference is made to Note 11 of the Notes to the Consolidated Financial
Statements in Item 8 below for information with respect to all pending suits, claims and proceedings, including four as to which the Company believes it has no or only nominal liability.
Harbor Island Site
The Company and several other parties have been named as PRPs by the EPA pursuant to CERCLA in connection with the documented release or threatened release of hazardous substances, pollutants and contaminants at the Harbor Island Superfund Site,(the "Harbor
Island Site"). Included in the Company's $16.1 million total reserve for environmental matters is a reserve of $11.1 million to address the Harbor Island Site.
To date, the EPA has separated the Harbor Island Site into three operable units that affect the Company: the Soil and Groundwater
Unit (the "Soil Unit"), the Shipyard Sediments Operable Unit (the
"SSOU") and the Sediments Operable Unit (the "SOU"). The Company, along with a number of other Harbor Island PRPs, received a Special
Notice Letter from the EPA on May 4, 1994 pursuant to section 122
(e) of CERCLA. The Company entered into a Consent Decree for the Soil Unit in September 1994 under which the Company has agreed to remediate the designated contamination on its property. Soil Unit remediation is anticipated to begin in fiscal year 1999. The
Company and the EPA are currently negotiating the extent and methodology of the Soil Unit remediation. The Company estimates remediation of the Soil Unit will take approximately 12 to 24 months from the clean-up start date.
In the third quarter of the fiscal year 1997, the EPA issued its Record of Decision ("ROD") for the SSOU. The ROD identifies four alternative solutions for the SSOU remediation and identifies the EPA's selected solution. The Company and the EPA are negotiating the scope and extent of testing and evaluation necessary to determine the extent of the clean-up of the SSOU. The parties have not agreed to a remedial design for the SSOU. The Company believes that the timing and cost of the SSOU clean up will remain significantly uncertain until a remedial design has been finalized with the EPA that identifies the scope of remediation and the method of sediment disposal.
In January 1998, the Company was notified by the EPA that testing would be required in the West Waterway of the Duwamish River outside the borders of the SSOU as part of the SOU. The Company in May 1998 entered into an Order of Consent to perform certain limited testing as part of the SOU investigation. The testing is scheduled to take place during Summer 1998. The EPA has further notified the Company of its intention to issue a ROD on the SOU at the end of calendar year 1998.
Other
The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities. The
Company has approximately 114 cases involving 275 plaintiffs pending against it, together with other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers and equipment manufacturers, involving injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company and its insurers are vigorously defending these actions. Most of these cases have been filed since 1991 by heirs of retired employees or employees of subcontractors who allegedly worked at Company sites, and allege contact with asbestos for varying periods of time and allege that such exposure caused illness and/or death. The cases are generally filed with multiple claimants and multiple defendants and are generally insured matters. Suits of this nature generally seek amounts in excess of $100,000 on behalf of each claimant as against all defendants and claims resolved to date have been settled for immaterial amounts. By their very nature, civil actions relating to toxic substances vary according to the cases' fact patterns, jurisdiction and other factors.
Accordingly, the Company cannot predict the eventual number of such cases or their eventual resolution. The Company has included an estimate of its potential liability for these issues in its environmental reserves.

In February 1998, the Puget Sound Metal Trades Council (bargaining umbrella for all unions at Todd Pacific) and Todd Pacific were sued in Federal District Court for the Western District of Washington by in excess of 200 employees contending that the collective bargaining agreement entered into by Todd Pacific and the various unions representing these employees had not been properly ratified by the union membership. The lawsuit seeks a declaratory judgment that the collective bargaining agreement be found null and void. If plaintiffs were to prevail in this case Todd Pacific and its unions would have to engage in bargaining for a new collective bargaining agreement. It is too early in the case to provide an estimate of the likelihood of a favorable or unfavorable result in this case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of fiscal year 1998.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

The Company's stock is listed on the New York Stock Exchange (the
"NYSE"). The following table sets forth for the fiscal quarters indicated the high and low composite sales prices of the stock as reported by the NYSE.

Quarter Ended                               High        Low
June 30, 1996                               7.88       7.00
September 29, 1996                          7.38       6.00
December 29, 1996                           7.38       6.50
March 30, 1997                              6.63       5.38
June 29, 1997                               5.88       3.75
September 28, 1997                          4.88       3.88
December 28, 1997                           5.38       3.63
March 29, 1998                              6.00       3.88

On June 12, 1998 the high and low prices of the Company's common stock on the NYSE were $6.63 and $6.63, respectively.

At June 12, 1998 there were approximately 2,016 holders of record of the outstanding shares of common stock. The Company does not presently anticipate the declaration of dividends.

ITEM 6.  SELECTED FINANCIAL DATA  (In thousands of dollars,
                                   except per share data)

                      March 29,  March 30, March 31, April 2,  April 3
                         1998       1997      1996     1995     1994

Revenue                  $109,537  $114,398  $101,687  $69,096 $68,552
Income (loss)
 from operations (2)        3,197   (25,793)    1,017     (393) (6,958)
Income (loss)
 before cumulative
 effect of change
 in accounting
 principle (2)(3)           8,103   (21,253)    4,132    3,402  (2,714)
Cumulative effect
 of change in
 accounting
 principle (1)                  -         -         -      438       -
Net income(loss) (2)(3)     8,103   (21,253)    4,132    3,840  (2,714)

Per share of common stock
Income (loss)
 before cumulative
 effect of change
 in accounting
 principle
 Basic EPS                   0.82     (2.14)     0.42     0.32   (0.24)
 Diluted EPS                 0.82     (2.14)     0.41     0.32   (0.24)
Cumulative effect of change
 in accounting principle (1)    -         -         -     0.04       -
 Basic EPS                   0.82     (2.14)     0.42     0.36   (0.24)
 Diluted EPS                 0.82     (2.14)     0.41     0.36   (0.24)

Financial position:
Working capital            44,400    33,245    48,880   50,704  52,337
Fixed assets               21,565    24,477    26,499   24,552  24,001
Total assets              116,873   115,789   120,571  110,924 111,447

Stockholders'
 equity                    56,813    47,940    67,380   62,433  63,740

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

(2) During fiscal year 1998, the Company reached agreement with an insurance company regarding that carrier's obligations for property damage occurring in previous fiscal years. This settlement contributed $6.1 million to operating and net income. This settlement was offset partially by an additional $.5 million operating charge to environmental reserves.

(3) During fiscal year 1998, the Company received a federal income tax refund of $1.5 million, which contributed a similar amount to net income. In addition, the Company realized a $1.0 million gain on the sale of its broadcasting stations, operated by Elettra Broadcasting, Inc.

ITEM 7.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Notes to Consolidated Financial Statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith. The following discussion and analysis of financial condition and results of operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results in future periods may differ significantly from the results discussed in or anticipated by such forward looking statements. Certain factors which may impact results for future periods are discussed below under the captions "Overview - Mark II Ferry Program," "Overview - Profitability," and "Environmental Matters." Readers should also consider the statements and factors discussed under the caption "Operation Overview" in Item 1 of the Company's Form 10-K Annual Report filed with the Securities and Exchange Commission for the fiscal year ended March 29, 1998, and in the Notes to the Company's Consolidated Financial Statements for the fiscal year then ended.

Overview

During fiscal year 1998 the Company recorded operating profit of $3.2 million on sales of $109.5 million. Operating profit for the year was attributable to a $6.1 million gain related to an insurance settlement that the Company reached with one of its carriers during the fourth quarter of fiscal 1998. The settlement relates to the carrier's obligations for property damage occurring in previous fiscal years. The Company received $3.5 million in the fourth quarter of fiscal 1998, with an additional $1.0 million per year to be received over the next three fiscal years. Without this non-recurring item the Company would have posted an operating loss of $2.9 million for the fiscal year as improved margins in commercial repair operations were fully offset by additional Mark II Ferry loss reserves of $6.5 million taken during fiscal year 1998.

In addition to this insurance settlement, the Company received a federal income tax refund of $1.5 million in the fourth quarter of fiscal year 1998. This refund resulted from a net operating loss carryback that the Company elected to take during fiscal year 1998 when filing fiscal year's 1997 federal income tax return. This refund contributed an additional $1.5 million to net income.

The $7.6 million contribution from these non-recurring items along with $3.2 million of non-operating investment income, which included a $1.0 million gain from the sale of the Company's radio stations, resulted in net income for fiscal year 1998 of $8.1 million.

Mark II Ferry Program
The Company's Mark II Ferry program, awarded in fiscal year 1995, is approximately 90% complete at March 29, 1998. The Company delivered the first ferry, the MV Tacoma, during the second quarter of fiscal year 1998; delivered the second ferry, the MV Wenatchee, on May 27, 1998; and anticipates delivering the third ferry, the MV Puyallup, by the end of fiscal year 1999.

As construction of the Mark II Ferries progresses, the Company reviews and revises its estimates of long term contract sales values and costs at completion. In fiscal year 1997 the Company reversed a total of $3.6 million of previously recognized Mark II Ferry program profit and established a program loss reserve of $11.5 million. During fiscal year 1998, the Company continued to estimate that it would incur contract costs in excess of the current contract prices for the three ship program.
Specifically, the Company increased program loss reserves by $3.0 million in the first quarter of fiscal year 1998, $1.5 million in the third quarter and an additional $2.0 million in the fourth quarter. The fourth quarter reserve addition was due to increased program costs partially attributable to customer directed change orders. The Company is unable to recognize additional revenue, if any, on these change orders until negotiations with the Ferry System are completed. Accordingly, the Company currently estimates that total contract costs will exceed the current contract price by $18.0 million.

Mark II Ferry contract costs, which include direct and related labor costs, direct material costs and allocated manufacturing overhead costs, are expected to exceed contract price due to the following factors: over 400 individual Ferry System directed change orders, steel work overruns encountered on the first vessel, higher than previously forecast program engineering costs, and increased costs to complete the outfitting of the vessels. Outfitting costs include installation of the joiner work, piping and electrical systems, and painting costs.

The Company's construction cost estimates as of March 29, 1998 are based upon improved production techniques and better utilization of modular shipbuilding practices in the construction of the third ship compared to the first two ships. The Company also has benefited from production efficiencies gained in the experience of constructing the first and second ships (learning curve efficiencies) and has incorporated these factors in its construction cost estimates for the remaining work. However, favorable or unfavorable variances to the estimated production efficiencies could materially affect the Company's financial results.

As construction of the ferries is completed, revisions in cost and profit estimates for the contract will be made. Changes in these estimates will be made based upon the facts then known to the Company and may be a result of productivity factors, change order pricing, overhead costs, material costs, production schedules and levels of shipyard activity. Changes in these factors could materially affect the Company's financial results. The Company's ability to complete this contract within the Company's current estimates of the costs to complete is not presently determinable. If the Company is unable to complete this contract within its current estimate of the costs to complete, the Company could incur losses on this contract beyond the $18.0 million recorded herein with a related adverse impact on cash flow.

The Company believes that a substantial portion of the increased contract costs relate to high levels of engineering and production change orders directed by the Ferry System. These customer-directed change orders, most of which have not been settled, and have continued throughout the production process and into the Company's fiscal year 1999, have caused production rework, delays and disruption. These change orders have resulted in increased production costs for the entire three ship ferry construction project. The Company will pursue full recovery from the Ferry System for both the direct cost and the impact of these changes to the production schedule. The Company cannot predict the outcome of any negotiations with the Ferry System. Accordingly, the Company has not included estimates of such settlements, if any, in its above mentioned Mark II Ferry program loss reserve estimates.

Business Volume and Backlog
The Company's backlog at March 29, 1998 was approximately $47 million. This backlog consists primarily of Mark II Ferry work to be performed. As the Company continues progress towards completion of the Mark II Ferry project, the Company's firm backlog position will continue to decline without the addition of one or more long term contracts to replace this work. In May 1996, the Company was awarded a cost-type contract for phased maintenance repairs to four Navy supply ships currently scheduled over eleven availabilities in five-years. The notional value of the contract is $79 million of which, $22.6 million had been recorded as revenue, cumulatively, as of March 29, 1998. The Company can provide no assurance as to the timing or level of remaining work that may be performed as part of the maintenance contract. The Company is working to identify and win additional construction and repair work that would match the Shipyard's production capacity.

Profitability
The Company's future profitability depends largely on the ability of the Shipyard to maintain an adequate volume of ship repair, overhaul and conversion business to augment its longer term contracts. The variables affecting the Company's business volume include public support provided to competing Northwest shipyards, excess west coast and industry-wide shipyard capacity, foreign competition, governmental legislation and regulatory issues, activity levels of the U.S. Navy, competitors pricing behavior, and Company labor efficiencies and work practices.

The Company continues to respond to the increasingly competitive shipbuilding and repair industry. In addition to management's focus on the profitability of existing Shipyard operations through reduced operating costs and improved production efficiencies and the pursuit of business volume, management continues to evaluate options for deployment of assets with a view to improving the Company's return on investment.

Year to year comparisons

1998 Compared with 1997
Net income for 1998 increased by $29.4 million from 1997 levels as a result of the following components.

Revenues
Revenues for the fiscal year ended March 29, 1998 decreased $4.9 million (4%) compared to the prior fiscal year. The decrease in fiscal year 1998 sales was primarily attributable to a $6.4 million decrease in Mark II revenue resulting from the completion of the first vessel, the MV Tacoma.

Cost of Revenues
Cost of revenues for fiscal year 1998 decreased $3.2 million (3%) from fiscal year 1997. The decrease is primarily attributable to the reduction in business volume experienced in fiscal year 1998.

Administrative and Manufacturing Overhead
Administrative and manufacturing overhead expenses for the fiscal year decreased $3.3 million (11%) from the previous fiscal year as a result of the Company's continued efforts to reduce costs and improve Shipyard efficiencies, and the sale of the Company's radio stations, which resulted in a $1.5 million reduction in administrative expense when compared to fiscal year 1997.

Contract Reserves Activity
In the fourth quarter of fiscal 1997 the Company estimated that it would incur costs of approximately $11.5 million in excess of the contract prices of the three Mark II Ferries and accordingly established a loss reserve for these costs in fiscal 1997. In fiscal year 1998, the Company increased the Mark II Ferry loss reserves by $6.5 million, estimating that it would incur costs of approximately $18.0 million in excess of the current contract price.

Provision for Environmental Reserves and Other
In fiscal year 1998, the Company added $.5 million to its environmental reserves for estimated clean-up costs. In fiscal year 1997 the Company added $4.3 million to its environmental reserves. The lower level of environmental reserve provisions for 1998 contributed to the operating and net income increases reported in fiscal year 1998 when compared to fiscal year 1997 results. In addition, the Company reached an agreement in fiscal year 1998 with an insurance company regarding that carrier's obligation for property damage occurring in previous fiscal years. This settlement contributed $6.1 million to operating income for fiscal year 1998.

Operating Results
Fiscal year 1998 operating income of $3.2 million represents a change of $29.0 million when compared to the prior fiscal year operating income loss of $25.8 million. The major contributors to this change are the insurance settlement of $6.1 million reported above for property damage occurring in previous fiscal years, the $3.7 million reduction in environmental reserve additions, the $5.0 million reduction in fiscal year 1998 Mark II Ferry loss reserve additions, the reversal of $3.6 million of Mark II Ferry profit in fiscal year 1997, as well as fiscal year 1998 improved margins in commercial ship repair when compared to fiscal year 1997 losses incurred on commercial overhaul activity.

Investment and Other Income
Investment and other income in fiscal 1998 increased $0.4 million from the previous fiscal year. This increase was primarily due to the Company's sale of its broadcasting stations, operated by Elettra Broadcasting, Inc.

Gain on Sale of available for sale security
Gains on sale of available for sale security decreased $1.5 million from the previous fiscal year's gain on sale of available securities of $1.7 million.

Income Taxes
For fiscal year 1998, the Company recognized no income tax expense as the expense was offset by a reduction in the deferred tax valuation reserve and the utilization of net operating loss carryforwards. In addition, the Company received a federal income tax refund of $1.5 million in the fourth quarter of fiscal year 1998, resulting from a net operating loss carryback that the Company elected to take when filing fiscal year's 1997 federal income tax return. The Company did not have taxable income for fiscal year 1997, accordingly the Company recognized no income tax expense.

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

Cost of Revenues
Fiscal year 1997 cost of revenues increased $22.3 million (31%) compared to 1996 results as 1997 included higher Mark II activity. Cost of revenues in fiscal year 1997 reflected production and engineering difficulties encountered on the Mark
II Ferry project.

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

Environmental Matters

Ongoing Operations
Recurring costs associated with the Company's environmental compliance program are not material and are expensed as incurred.
Capital expenditures in connection with environmental compliance are not material to the Company's financial statements.

Past Activities
The Company faces significant potential liabilities in connection with the alleged presence of hazardous waste materials at certain of its closed shipyards, at its Shipyard and at several sites used by the Company for disposal of alleged hazardous waste. The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances at Company facilities.

To date, the EPA has separated the Harbor Island Site into three operable units that involve the Company: the Soil and Groundwater Operable Unit (the "Soil Unit"), the Shipyard Sediments Operable Unit (the "SSOU") and the Sediments Operable Unit (the "SOU").

The Company, along with a number of other Harbor Island Site PRPs, received a Special Notice Letter from the EPA on May 4, 1994 pursuant to section 122 (e) of CERCLA. The Company entered into a Consent Decree for the Soil Unit in September 1994 under which the Company has agreed to remediate the designated contamination on its property. That remediation is anticipated to begin in 1999. The Company and EPA currently are negotiating the extent and methodology of that remediation. The duration of the Soil Unit remediation is expected to be approximately 12 to 24 months from the start date. The Company has accrued the EPA's estimate of the cost of the Soil Unit clean-up in its below stated environmental matters reserves.

During the quarter ended December 29, 1996, the EPA issued its Record of Decision ("ROD") for the SSOU. The ROD identifies four alternative clean-up remedies and specifies the EPA's selected solution (the "Selected Solution"). The Selected Solution requires sediment dredging, and installation of a clean sediment cap and various monitoring efforts extending over ten years. The Selected Solution includes dredging and disposal of approximately 116,000 cubic yards of material currently in the Duwamish River and Elliott Bay surrounding the Shipyard. The Selected Solution allows for two sediment disposal options: confined nearshore disposal ("CND") and confined aquatic disposal. The Company identified CND as its preferred disposal method if the Selected Solution is implemented. In that regard, the Company has initiated independent studies to estimate costs of a CND effort. The EPA estimates the Company's portion of the remedial cost for the Selected Solution including long term monitoring and maintenance between $5.5 million and $7.9 million. The low end of the EPA's estimated range reflects the Company's independent cost estimate for CND of sediments on Company-owned property. The high end of the EPA range reflects the average CND cost of other Puget Sound CND dredging projects.

The estimated range does not include the cost of any potential under-pier dredging or capping, should any be required. The potential scope and costs of under-pier dredging and capping remedies are currently indeterminable as the necessity and magnitude of such efforts is strongly dependent on site-specific conditions. The Company believes that the timing and the eventual cost of the SSOU clean up will remain significantly uncertain until a remedial design has been finalized with the EPA that identifies the scope of remediation and the method of sediment disposal. The Company has accrued an amount equal to the high end of the EPA's estimated range, as the reasonably expected cost of the SSOU clean-up in its below stated environmental matters reserves. The Company entered into an Order of Consent with the EPA covering solely the additional sampling necessary for any remedial design. The proposed Order of Consent does not include the remedial design itself.

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

The Company spent $.4 million in fiscal year 1998 for site remediation and other matters. Most of these expenditures were related to the Shipyard and for judgments and settlements of civil matters relating to toxic substances. While the Company expects to spend larger amounts in future years, the timing of such expenditures is impossible to predict due largely to uncertainties relating to remediation of the Harbor Island facility.

During its fiscal year 1998, the Company was required by Washington state environmental regulations to take action in order to determine all known, available and reasonable methods of prevention, control, and treatment ("AKART") for storm water discharges from its shipyard. In accordance with its National Pollution Discharge Elimination System permit, the Company submitted its revised AKART analysis to the Washington State Department of Ecology in May 1998. Potential future expense when quantifiable will be recognized in the period incurred.

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

The Company's financial statements as of March 29, 1998 reflect reserves of $16.1 million. The Company has recorded a non-current asset of $3.7 million to reflect a contractual arrangement with an insurance company to share costs for certain environmental matters. The Company is negotiating with its insurance carriers and certain prior landowners and operators for past and future remediation costs. In addition, the Company believes that the Government may be obligated to contribute to a share of clean-up costs for certain sites.

Actual costs to address the Soil Unit, SSOU and SOU and other environmental sites and matters will depend upon numerous factors, including the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, technological developments and changes in environmental laws and regulations.

The effect of resolution of environmental matters on results of operations, liquidity, capital resources or on the consolidated financial condition of the Company cannot be predicted due to the uncertainty concerning both the amount and timing of future expenditures. No assurance can be given that the Company's $16.1 million reserve as of March 29, 1998 is adequate to cover all potential environmental costs the Company could incur.

Liquidity, Capital Resources and Working Capital

During fiscal year 1998, working capital increased by $11.2 million to $44.4 million at March 29, 1998 which includes restricted and unrestricted cash, cash equivalents and marketable securities of $41.9 million. The increase in working capital is attributable to an $8.3 million increase in costs in excess of billings, which is primarily associated with the Mark II Ferry project for customer directed change orders that are expected to be recoverable, a $2.9 million increase in cash & cash equivalents and restricted cash, and a $2.1 million decrease in accounts payable and accruals. Also contributing to the working capital increase was the utilization of $6.1 million of the previously recorded Mark II Ferry forward loss reserve.

Expenditures for property, plant and equipment in fiscal year 1998 were $1.2 million compared to $1.8 million for the prior fiscal year and were attributable to Shipyard equipment purchases. The decrease in capital expenditures reflects a continuing trend in capital expenditure reductions which started in fiscal year 1996 when the Company completed substantial investments in Shipyard modifications to accommodate the Mark II Ferry construction project. These expenditures are in addition to ongoing repair and maintenance expenditures in the Shipyard of $2.4 million, $3.2 million, and $4.6 million in fiscal years 1998, 1997 and 1996, respectively.
The Company is required on some of its projects to provide customers with performance, contract and payment bonds. On December 28, 1994 Todd Pacific entered into an agreement with a surety pursuant to which the surety provided a contract bond for the Mark II Ferry contract. The contract bond is secured by Todd Pacific's machinery, equipment, inventory and trade accounts receivable on certain bonded jobs. The surety has also issued bonds totaling $1.4 million for current commercial repair jobs.

Todd Pacific established an annually renewable $3.0 million revolving credit facility secured by a first lien on certain trade receivables. Outstanding borrowings under the credit facility may not exceed certain percentages of Todd Pacific's trade receivables. Total outstanding borrowings as of March 29, 1998 were $1.1 million.

The Company received $5.4 million of special project revenue bonds ("Revenue Bonds")from the Board of Trustees of the Galveston Wharves ("Galveston Wharves") upon the December 1993 sale of its Galveston shipyard facilities. The Revenue Bonds bear interest at the rate of eight percent payable semiannually and are secured by a lien on the shipyard property and a subordinate lien on the revenues of the Galveston Wharves. The bonds contain provisions for annual principal payments of $216 thousand beginning on January 1, 1995 with a balloon payment of $3.5 million due on January 1, 2004. As of March 29, 1998, the Company has received four annual principal payments. The Company is recognizing the gain on the sale of the facility as payments are received.

Based upon its cash position described above and anticipated fiscal year 1999 cash flow, the Company believes it has sufficient liquidity to fund operations for fiscal year 1999.

Year 2000

The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported.

While the Company believes its planned efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company's operation. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operation or financial position.

The following specific efforts are currently underway:

Information Systems
The Company has determined that it will need to modify or upgrade portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. Efforts are underway to upgrade non-compliant software and operating systems. The VAX mini-computer hardware and operating system are Year 2000 ready as well as the accounting software. The payroll system upgrades are planned for June 1998 with custom program upgrades and server operating system upgrades to follow. Discussions with third-party software vendors will begin in June 1998.

Services
The Company will initiate by the second quarter of fiscal year 1999 discussions with its significant suppliers, large customers, financial institutions and utilities to insure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact operations. The expected completion is late in the 1998 calendar year. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems.

Equipment
The Company is currently evaluating the Year 2000 readiness of its equipment with a comprehensive inventory of monitoring and control devices for the plant which may be at risk. Vendors are being contacted in regard to Year 2000 compliance and compliance letters are being collected.

Labor Relations

In February 1998, the Puget Sound Metal Trades Council (bargaining umbrella for all unions at Todd Pacific) and Todd Pacific were sued in Federal District Court for the Western District of Washington by in excess of 200 employees contending that the collective bargaining agreement entered into by Todd Pacific and the various unions representing these employees had not been properly ratified by the union membership. The lawsuit seeks a declaratory judgment that the collective bargaining agreement be found null and void. If plaintiffs were to prevail in this case Todd Pacific and its unions would have to engage in bargaining for a new collective bargaining agreement. It is too early in the case to provide an estimate of the likelihood of a favorable or unfavorable result in this case.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See following page.

REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Todd Shipyards Corporation

We have audited the accompanying consolidated balance sheets of Todd Shipyards Corporation and subsidiaries (the "Company") as of March 29, 1998 and March 30, 1997 and the related consolidated statements of operations, cash flows and stockholders' equity, for each of the three years in the period ended March 29, 1998. Our audits also included the financial statement schedule listed on the index at item 14(a). The financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all, material respects, the consolidated financial position of Todd Shipyards Corporation and subsidiaries at March 29, 1998 and March 30, 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 29, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Ernst & Young LLP
Seattle, Washington
May 29, 1998

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 29, 1998 and March 30, 1997
(In thousands of dollars)
                                                 1998     1997
ASSETS
Cash and cash equivalents                    $  5,317 $  4,233
Restricted cash                                 7,011    5,210
Securities available-for-sale                  29,524   37,878
Accounts receivable, less allowance for
 losses of $662 and $861, respectively
  U.S. Government                               2,930    2,696
  Other                                         4,203    3,701
Costs and estimated profits in excess of
 billings on incomplete contracts              16,193    7,865
Inventories                                     1,308    1,323
Other                                             292      251
Total current assets                           66,778   63,157

Property, plant and equipment, net             21,565   24,477

Deferred pension asset                         21,786   19,564
Other                                           6,744    8,591
Total assets                                 $116,873 $115,789

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accruals                $  7,304 $  9,453
Payrolls and vacations                          4,090    4,535
Accrual for loss on contract                    5,444   11,500
Billings in excess of costs and estimated
 profits on incomplete contracts                2,351      982
Taxes other than income taxes                   1,345    1,436
Income taxes                                    1,844    2,006
Total current liabilities                      22,378   29,912

Environmental reserves                         16,065   15,900
Accrued post retirement health benefits        21,617   22,037
Total liabilities                              60,060   67,849

Stockholders' equity:
Common stock $.01 par value-authorized
  19,500,000 shares, issued 11,956,033
  shares at March 29, 1998 and March 30, 1997,
  and outstanding 9,910,180 at March 29, 1998
  and at March 30, 1997                           120      120
Additional paid-in capital                     38,181   38,181
Retained earnings                              28,129   19,256
Less treasury stock                             9,617    9,617
Total stockholders'equity                      56,813   47,940
Total liabilities and stockholders'
 equity                                      $116,873 $115,789

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended March 29, 1998, March 30, 1997, and March 31, 1996
(In thousands of dollars, except per share amounts)

                                     1998      1997       1996
Revenues                          $109,537  $114,398   $101,687
Operating Expenses:
 Cost of revenues                   90,818    93,982     71,674
 Administrative and
  manufacturing overhead            27,168    30,459     28,996
 Contract reserve                   (6,056)   11,500          -
 Provision for environmental
  reserves                             536     4,250          -
 Other - Insurance                  (6,126)        -          -
 Subtotal                          106,340   140,191    100,670
Operating Income (Loss)              3,197   (25,793)     1,017

Investment and other income          3,239     2,802      3,139
Gain (Loss) on sale of securities      190     1,738        (24)

Income (Loss)Before
 Income Tax                          6,626   (21,253)     4,132
Income Tax Benefit                  (1,477)        -          -

Net Income (Loss)                 $  8,103  $(21,253)  $  4,132

Net Income (Loss) per Common Share:

Basic EPS                         $   0.82   $ (2.14)  $   0.42
Diluted EPS                       $   0.82   $ (2.14)  $   0.41

Weighted Average Number of Shares
 (thousands)
Basic EPS                            9,910     9,910      9,925
Diluted EPS                          9,919     9,910      9,991

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 28, 1998, March 30, 1997, and March 31, 1996 (in thousands of dollars)
                                     1998      1997      1996
OPERATING ACTIVITIES:
Net income (loss)                 $  8,103  $(21,253)  $ 4,132
Adjustments to reconcile net
 income (loss) to net cash
 provided by (used in)
 operating activities:
  Depreciation and amortization      3,479     3,589     3,208
  Increase (decrease) in contract
   loss reserves                    (6,056)   11,500         -
  Decrease (increase) in costs
   and estimated profits in
   excess of billings on
   incomplete contracts             (8,328)    7,198    (8,671)
  Increase in environmental
   reserves                            166     4,813     2,664
  Decrease (increase) in accounts
   receivable                         (736)    2,633    (2,264)
  Increase (decrease) in accounts
   payable and accruals             (2,149)   (2,378)    4,755
  Increase in deferred pension
   asset                            (2,222)   (2,363)   (1,637)
  Increase in other assets           1,847      (426)   (2,360)
  Other                                359       629      (428)

Total adjustments                  (13,640)   25,195    (4,733)

Net cash provided by (used in)
 operating activities               (5,537)    3,942      (601)

Cash flows from investing
 activities:
Purchases of marketable securities (10,742) (14,365) (19,774) Maturities of marketable
  securities                         3,117     7,580    22,959
Sales of marketable securities      17,799     3,607     6,721
Capital expenditures                (1,198)   (1,835)   (4,954)
Acquisition                              -         -    (3,850)
Other                                 (554)      416        16
Net cash provided by (used in)
 investing activities                8,422    (4,597)    1,118

Cash flows from financing
  activities:
Increase in cash restricted
  to secure bid and performance
  bonds                             (1,801)   (3,664)   (1,233)
Purchases of treasury stock              -         -    (2,698)
Net cash provided by (used in)
 financing activities               (1,801)   (3,664)   (3,931)

Net increase (decrease) in cash
 and cash equivalents                1,084    (4,319)   (3,414)
Cash and cash equivalents at
 beginning of period                 4,233     8,552    11,966
Cash and cash equivalents at
  end of period                   $  5,317   $ 4,233   $ 8,552

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
  Interest                        $     73   $    27   $     3
  Income taxes                          56       291       541
  Noncash financing activities:
  Treasury stock purchases payable       -         -         -
The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended March 29, 1998, March 30, 1997, and March 31, 1996
(in thousands of dollars)

                             Additional
                      Common  Paid-in  Retained Treasury  Total
                      Stock   Capital  Earnings   Stock   Equity
Balance at
April 2, 1995        $  120  $38,181  $33,576  $(9,444) $62,433
Purchase of common
 shares for treasury                              (173)    (173)
Unrealized gains on
 marketable securities
 available-for-sale,
 net of tax                               988               988
1996 net income                         4,132             4,132
Balance at
 March 31, 1996         120   38,181   38,696   (9,617)  67,380
Unrealized gains on
 marketable securities
 available-for-sale,
 net of tax                             1,813             1,813
1997 net loss                         (21,253)          (21,253)
Balance at
 March 30, 1997         120   38,181   19,256   (9,617)  47,940
Unrealized gains on
 marketable securities
 available-for-sale,
net of tax                                770               770
1998 net income                         8,103             8,103
Balance at
 March 29, 1998      $  120  $38,181  $28,129  $(9,617) $56,813

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 29, 1998, March 30, 1997, and March 31, 1996

1.  PRINCIPAL ACCOUNTING POLICIES

(A) Basis of Presentation - The Consolidated Financial Statements include the accounts of Todd Shipyards Corporation (the "Company") and its wholly owned subsidiaries Todd Pacific Shipyards Corporation ("Todd Pacific"), TSI Management, Inc. ("TSI") and Elettra Broadcasting, Inc. ("Elettra") prior to being sold on October 9, 1997 (see Note 15). All intercompany transactions have been eliminated. The Company's policy is to end its fiscal year on the Sunday nearest March 31. Certain reclassifications of amounts in the Consolidated Financial Statements have been made to conform to the current year presentation.

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

(F) Income Taxes - Income taxes are determined in accordance with an asset and liability approach for financial accounting and reporting of income taxes. A valuation allowance is recorded to reduce deferred tax assets when realization of the tax benefit is uncertain.

(G) Inventories - Inventories, consisting of materials and supplies, are valued at lower of cost (principally average) or replacement market. The Company has many available sources of supply for its commonly used materials.

(H) Cash and Cash Equivalents - The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market instruments, investment grade commercial paper and Government securities. The carrying amounts reported in the balance sheet are stated at cost which approximates fair value.

(I) Securities Available-for-Sale - The Company considers all debt instruments purchased with a maturity of more than three months to be securities available-for-sale. Securities available-for-sale consist primarily of Government securities, investment grade commercial paper and equities and are valued based upon market quotes.

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

(J) Stock Based Compensation - The Company has elected to apply the disclosure only provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation". Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations under APB No. 25, whereby compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the stock option price.

(K) Environmental Accounting - The Company accounts for environmental liabilities in accordance with Statement of Position 96-1, "Environmental Remediation Liabilities," which provides the accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities.

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

(L) Net Income Per Share - In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings per Share" (FAS 128). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported earnings per share. All earnings per share amounts for all periods have been presented to conform with FAS No. 128. As a result of the adoption of FAS No. 128, the Company's previously reported net income per share changed from $0.42 to $0.41 on a diluted basis for the year ending March 31, 1996.

(M) Recent Accounting Pronouncements - The FASB issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130) and Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" (FAS 131). FAS 130 established standards for reporting comprehensive income in annual and interim financial statements. FAS 131 established standards for the way a public business enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products services, geographic areas and major customers. FAS 130 and 131 are effective for financial statements having fiscal years beginning after December 15, 1997. The adoption of FAS 130 and 131 is not expected to have a significant impact on the Company's consolidated results of operations, financial position or cash flow.

2.  RESTRICTED CASH AND SURETY LINE

On December 28, 1994 Todd Pacific entered into an agreement with a surety pursuant to which the surety will provide a contract bond for a contract to build three Jumbo Mark II class ferries ("Mark II Ferries") for the Washington State Ferry System ("Ferry System"). The contract bond is secured by Todd Pacific's machinery, equipment, inventory and trade accounts receivable on certain bonded jobs. The surety has also issued bonds totaling $1.4 million for current commercial repair jobs. Restricted cash includes retention relating to Mark II Ferry construction progress payments pursuant to contract terms.

3.  SECURITIES AVAILABLE FOR SALE

The following is a summary of available-for-sale securities:

                         Amor-    Gross      Gross     Estimated
                         tized  Unrealized Unrealized    Fair
(In thousands)           Cost     Gains      Losses      Value

March 29, 1998

U.S. Treasury securities
and agency obligations  $ 2,002  $   10      $    -     $ 2,012

U.S. corporate
 securities              15,860      41         (39)     15,862

Foreign Stock               623      57           -         680

Mortgage-backed
 securities                 623      -           (2)        621

Total debt securities    19,108     108         (41)     19,175
Equity securities         7,532   2,817           -      10,349
                        $26,640  $2,925      $  (41)    $29,524

March 30, 1997

U.S. Treasury securities
and agency obligations  $ 7,979  $    -      $ (119)    $ 7,860

U.S. corporate
 securities              15,948       4         (94)     15,858

Mortgage-backed
 securities               3,875       -         (25)      3,850

Total debt securities    27,802       4        (238)     27,568
Equity securities         7,963   2,347           -      10,310
                        $35,765  $2,351      $ (238)    $37,878

The Company had gross realized gains of $190 thousand on sales of available-for-sale securities for the fiscal year ending March 29, 1998. The Company had gross realized gains of $1.8 million on sales of available-for-sale securities for the fiscal year ending March 30, 1997 and no gross realized gains on sales of available-for-sale securities for the fiscal year ending March 31, 1996.

The Company had no gross realized losses on sales of available-for-sale securities for the fiscal year ending March 29, 1998. The Company had gross realized losses of $48 thousand and $24 thousand on sales of available-for-sale securities during fiscal years 1997 and 1996, respectively.

The amortized cost and estimated fair value of the Company's available-for-sale debt, mortgage-backed and equity securities are shown below:

                                                       Estimated
                                            Amortized    Fair
(In thousands)                                Cost       Value
March 29, 1998

Due in one year or less                     $ 7,555     $ 7,526

Due after one year through three years       10,307      10,348
                                             17,862      17,874

Mortgage-backed securities                      623         621
Equity securities                             8,155      11,029
                                            $26,640     $29,524

March 30, 1997

Due in one year or less                     $ 3,166     $ 3,165

Due after one year through three years       20,761      20,553
                                             23,927      23,718

Mortgage-backed securities                    3,875       3,850
Equity securities                             7,963      10,310
                                            $35,765     $37,878

4.  CONTRACTS

Mark II Ferry Contract

The Company has a $181 million contract to construct three Jumbo Mark II Ferries for the Ferry System. The Mark II Ferries are designed to transport 218 automobiles and 2,500 passengers each and will be the largest ferries in the Ferry System fleet. The Mark II Ferry program, awarded in fiscal year 1995, is approximately 90% complete at March 29, 1998. The Company delivered the first ferry, the MV Tacoma, during the second quarter of fiscal year 1998; delivered the second ferry, the MV Wenatchee, on May 27, 1998; and anticipates delivering the third ferry, the MV Puyallup, by the end of fiscal year 1999.

As construction of the Mark II Ferries progresses, the Company reviews and revises its estimates of long term contract sales values and costs at completion. In fiscal year 1997 the Company reversed a total of $3.6 million of previously recognized Mark II Ferry program profit and established a program loss reserve of $11.5 million. During fiscal year 1998, the Company continued to estimate that it would incur contract costs in excess of the contract prices for the three ship program. Specifically, the Company increased program loss reserves by $3.0 million in the first quarter of fiscal year 1998, $1.5 million in the third quarter and an additional $2.0 million in the fourth quarter.
The fourth quarter reserve addition was due to increased program costs partially attributable to customer directed change orders. The Company is unable to recognize additional revenue, if any, on these change orders until negotiations with the Ferry System are completed. Accordingly, the Company currently estimates that total contract costs will exceed the current contract price by $18.0 million.

Mark II Ferry contract costs, which include direct and related labor costs, direct material costs and allocated manufacturing overhead costs, are expected to exceed contract price due to the following factors: over 400 individual Ferry System directed change orders, steel work overruns encountered on the first vessel, higher than previously forecast program engineering costs, and increased costs to complete the outfitting of the vessels. Outfitting costs include installation of the joiner work, piping and electrical systems, and painting costs.

The Company's construction cost estimates as of March 29, 1998 are based upon improved production techniques and better utilization of modular shipbuilding practices in the construction of the third ship compared to the first two ships. The Company also has benefited from production efficiencies gained in the experience of constructing the first and second ships (learning curve efficiencies) and has incorporated these factors in its construction cost estimates for the remaining work. However, favorable or unfavorable variances to the estimated production efficiencies could materially affect the Company's financial results.

As construction of the ferries is completed, revisions in cost and profit estimates for the contract will be made. Changes in these estimates will be made based upon the facts then known to the Company and may be a result of productivity factors, change order pricing, overhead costs, material costs, production schedules and levels of shipyard activity. Changes in these factors could materially affect the Company's financial results. The Company's ability to complete this contract within the Company's current estimates of the costs to complete is not presently determinable. If the Company is unable to complete this contract within its current estimate of the costs to complete, the Company could incur losses on this contract beyond the $18.0 million recorded herein with a related adverse impact on cash flow.

The Company believes that a substantial portion of the increased contract costs relate to high levels of engineering and production change orders directed by the Ferry System. These customer-directed change orders, most of which have not been settled, and have continued throughout the production process and into the Company's fiscal year 1999, have caused production rework, delays and disruption. These change orders have resulted in increased production costs for the entire three ship ferry construction project. The Company will pursue full recovery from the Ferry System for both the direct cost and the impact of these changes to the production schedule. The Company cannot predict the outcome of any negotiations with the Ferry System. Accordingly, the Company has not included any estimates of such settlements, if any, in its above mentioned Mark II Ferry program loss reserve estimates.

Unbilled Receivables - Certain unbilled items on completed contracts included in accounts receivable were approximately $1.3 million at March 28, 1998 and $2.0 million at March 30, 1997.

Retainages - Costs and estimated profits in excess of billings on incomplete contracts include $4.4 million in retainages at March 29, 1998 and $5.2 million at March 30, 1997. Retainages are generally due upon completion or acceptance of the contracted work and completion of related warranty periods. Retainage at March 29, 1998 is predominantly related to the Mark II Ferry project. Mark II Ferry retainage will be released as each ship is accepted by the Ferry System.

Customers - Revenues from the Government were $20.3 million (18%), $11.0 million (10%) and $35.5 million (35%) in fiscal years 1998, 1997 and 1996, respectively. Revenues from the Ferry System were $60.4 million (55%), $66.8 million (59%) and $40.7 million (40%) in fiscal year 1998, 1997 and 1996, respectively.

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, accumulated depreciation and accumulated amortization at March 29, 1998 and March 30, 1997 consisted of the following:

                                                 1998      1997
Land                                          $ 1,151    $ 1,151
Buildings                                      11,353     11,244
Piers, shipways and drydocks                   22,705     22,304
Machinery and equipment                        31,909     32,114
Total plant and equipment, at cost            $67,118    $66,813

Less accumulated depreciation                  45,553     42,336
Plant, property and equipment, net           $ 21,565    $24,477

The Company recognized $3.5 million of depreciation expense in fiscal years 1998 and 1997. The Company recognized no amortization expense in fiscal 1998 and less than $0.1 million in fiscal year 1997.

6. EMPLOYEE BENEFIT PLANS

Union Pension Plans - Operating Shipyard - The Company participates in several multi-employer plans, which provide defined benefits to the Company's collective bargaining employees at its Shipyard. The expense for these plans totaled $3.3 million, $3.1 million and $2.5 million, for fiscal years 1998, 1997 and 1996, respectively.

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

The components of net periodic pension benefit for the Retirement
System defined benefit plan in fiscal years 1998, 1997 and 1996 are as follows (in thousands):

                                        1998      1997     1996
Service cost during the time period  $   279  $    258  $   195
Interest cost on projected benefit
 obligation                            2,201     2,077    2,184
Actual return on plan assets         (10,036)   (3,862)  (5,583)
Net amortization and deferral          4,189    (1,913)     342
Net periodic pension benefit before
 OBRA '90                             (3,367)   (3,440)  (2,862)
Transfer of assets for payment of
 retiree medical benefits
 (401(h) Plan)                         1,145     1,077    1,225
Net periodic pension benefit         $(2,222)  $(2,363) $(1,637)

Significant assumptions used in determining pension obligations, and the related pension expense, include a weighted-average discount rate of 7.0% at March 29, 1998, 7.5% at March 30, 1997 and 7.25% at March 31, 1996, an assumed rate of increase in future compensation of 4.5% at March 29, 1998, March 30, 1997 and March 31, 1996, and an estimate of expected long-term rate of return on plan assets of 7.5% at March 29, 1998 and 7.0% at March 30, 1997 and March 31, 1996. The decrease in the discount rate reflects the decrease in long-term interest rates at March 29, 1998.

The following table sets forth the Retirement System plan's funded status and amounts recognized in the Company's consolidated balance sheets at March 29, 1998 and March 30, 1997 for the Retirement System defined benefit plan (in thousands):

                                                 1998      1997
Actuarial present value of benefit obligation:
  Accumulated benefit obligations,
  fully vested                                 $28,854   $28,874
Projected benefit obligation                   $30,746   $30,504
Plan's assets at fair value                     59,824    52,983
Plan's assets in excess of projected
  benefit obligation                            29,078    22,479
Unrecognized net loss                              (48)    6,743
Unrecognized net transition asset being
  recognized over 15 years                      (7,244)   (9,658)
Deferred pension asset                         $21,786   $19,564

The Retirement System plan assets consist principally of common stocks and Government and corporate obligations.

Under a provision of the Omnibus Budget Reform Act of 1990 ("OBRA '90") the Company transferred approximately $1.1 million in excess pension assets from its Retirement System into a fund to pay fiscal year 1998 retiree medical benefit expenses. OBRA '90 was modified by the Retirement Protection Act of 1994 to extend annual excess asset transfers through the fiscal year ending March 2001.

Savings Investment Plan - The Company sponsors a Savings Investment Plan (the "Savings Plan"), under Internal Revenue Code
Section 401, covering substantially all non-union employees. Under the Savings Plan, the Company at its sole discretion can contribute an amount up to 6% of each participant's annual salary depending on the participant's Savings Plan contributions, and the Company's profits and performance. The Company has made no contributions to the Savings Plan during the last four years.

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

The actuarially calculated components of net periodic post retirement health care benefit cost for the defined benefit plan in fiscal years 1998, 1997 and 1996 are as follows (in thousands):

                                        1998      1997      1996
Interest cost on projected
  benefit obligation                   $1,219    $1,214    $1,180
Net amortization of gain                 (305)     (336)
(276)
Net period postretirement benefit
 cost                                     914       878       904

Current year plan contributions        $1,185    $1,118    $1,274

Because such benefit obligations do not accrue to current employees of the Company, there is no current year service cost component of the accumulated post retirement health benefit obligation.

The weighted average discount rates for fiscal years 1998, 1997 and 1996 were 7.0%, 7.0% and 6.5%, respectively. The weighted average rate of increase in the per capita cost of covered benefits (i.e., health care cost trend) used in determining the actuarial present value of the accumulated health benefit obligation was 6.0% for fiscal year 1998. The rate of increase used in fiscal 1997 and 1996 was 8% grading down to 5% over 20 years. Retirement health care plan gains or losses exceeding 10% of the benefit obligation are amortized over the beneficiaries average remaining life expectancy. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated post retirement health benefit obligation as of March 29, 1998 by $1.2 million and the interest cost component of net periodic post retirement benefit cost for 1998 by $0.1 million.

The following table sets forth the amounts recognized in the Company's consolidated balance sheet at March 29, 1998 and March 30, 1997 for the post retirement health benefit obligation (in thousands):
                                                 1998      1997
Accumulated post retirement health benefit
 obligation                                    $14,580   $18,000
Plan assets                                          -         -
Accumulated post retirement health benefit
 obligation in excess of plan assets            14,580    18,000
Unrecognized net gain                            8,302     5,153
Accrued post retirement health benefits         22,882    23,153
Less estimated current portion of obligations
 classified as accrued expenses                  1,265     1,116
Long-term portion of accrued post retirement
 health benefits                               $21,617   $22,037

7. INCOME TAXES

The provision for income taxes differs from the amount of tax determined by applying the federal statutory rate for the following reasons (in thousands):

                                     1998      1997      1996
Tax provision (benefit) at
  federal statutory tax rate       $ 2,319  $(7,439)  $ 1,446
Increase (decrease) in valuation
  allowance                         (4,224)   7,501      (829)
Expired Business Credits             1,870        -         -
Net Operating Loss Carryback        (1,477)       -         -
Tax effect of adjustment of
  contingent liabilities               (56)    (291)     (541)
Other - net                             91      229       (76)
                                   $(1,477)  $    -   $     -

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities at March 29, 1998, March 30, 1997 and March 31, 1996 were as follows (in thousands):

                                        1998     1997     1996
Deferred income tax assets:
Business credit carryforwards          $5,391   $7,261   $7,269
Net operating loss carryforwards          720    5,878        -
Alternative minimum tax credit
  carryforwards                         3,319    3,091    2,874
Accrued employee benefits               9,031    9,031    9,214
Environmental reserve                   4,344    4,226    2,490
Contract deferrals                          -    1,062    1,115
Deferred gain on sale of facility         548      575      601
Securities available-for-sale               -        -        -
Reserve for doubtful accounts             231      301      179
Other                                     873      202    1,087
Total deferred income tax assets       24,457   31,627   24,829
Valuation reserve for deferred
  tax assets                          (11,674) (19,923) (13,872)
Net deferred tax assets                12,783   11,704   10,957

Deferred income tax liabilities:
Deferred pension income                 7,625    6,847    6,020
Accelerated depreciation                3,329    4,036    4,739
Securities available-for-sale           1,009      739      124
Contract deferrals                        642        -        -
Other                                     178       82       74
Total deferred income tax liabilities  12,783   11,704   10,957

Net deferred taxes                    $     -  $     -  $     -

The Company records its deferred tax assets on the balance sheet net of a valuation reserve due to the lack of reasonable assurance that they will be realized.

The Company had, for federal income tax purposes, net operating loss carryforwards of $.7 million at March 29, 1998 and $5.9 million at March 30, 1997. In addition, the Company had tax credit carryforwards of $5.4 million at March 29, 1998, and $7.3 million at March 30, 1997 and March 31, 1996. If not utilized, the net operating loss carryforwards will expire in fiscal year 2012 and the tax credit carryforwards will expire in fiscal years 1999 through 2001.

In addition, the Company has paid approximately $3.3 million of alternative minimum taxes on alternative minimum taxable income from fiscal years 1988 through 1992, which will be allowed as a credit carryforward against regular federal income taxes in future years in the event regular federal income taxes exceed the alternative minimum tax.

8.  LEASES

Operating lease payments charged to expense were $1.1 million, $1.0 million, and $.9 million for fiscal years 1998, 1997 and 1996, respectively. Certain leases contain renewal options and escalation clauses. Minimum lease commitments at March 29, 1998 are summarized below (in thousands):

                                                      Operating
                                                        Leases

1999                                                  $   190
2000                                                      185
2001                                                      180
2002                                                       73
2003                                                       73
Thereafter                                                364

Total minimum lease commitments                       $ 1,065

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

10.  FINANCING ARRANGEMENTS

Todd Pacific utilizes an annually renewable $3.0 million revolving credit facility secured by a first lien on certain trade receivables. Outstanding borrowings under the credit facility may not exceed certain percentages of Todd Pacific's trade receivables. As of March 29, 1998 Todd Pacific had outstanding borrowings against the line of credit in the amount of $1.1 million, at an interest rate of 9.1%, and is reported in Accounts Payable and Accruals on the Balance Sheet. The loan agreement contains certain restrictive covenants including the maintenance of certain minimum financial ratios. Todd Pacific was out of compliance with certain ratio at March 29, 1998. However, Todd Pacific has obtained a waiver. The Company had no borrowings outstanding against the line of credit as of March 30, 1997.

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

To date, the EPA has separated the Harbor Island Site into three operable units that involve the Company: the Soil and Groundwater Operable Unit (the "Soil Unit"), the Shipyard Sediments Operable Unit (the "SSOU") and the Sediments Operable Unit (the "SOU").

The Company, along with a number of other Harbor Island PRPs, received a Special Notice Letter from the EPA on May 4, 1994 pursuant to section 122 (e) of CERCLA. The Company entered into a Consent Decree for the Soil Unit in September 1994 under which the Company has agreed to remediate the designated contamination on its property. That remediation is anticipated to begin in 1999. The Company and EPA currently are negotiating the extent and methodology of that remediation. The duration of the Soil Unit remediation is expected to be approximately 12 to 24 months from the start date. The Company has accrued the EPA's estimate of the cost of the Soil Unit clean-up in its below stated environmental matters reserves.

During the quarter ended December 29, 1996, the EPA issued its Record of Decision ("ROD") for the SSOU. The ROD identifies four alternative clean-up remedies and specifies the EPA's selected solution (the "Selected Solution"). The Selected Solution requires sediment dredging, and installation of a clean sediment cap and various monitoring efforts extending over ten years. The Selected Solution includes dredging and disposal of approximately 116,000 cubic yards of material currently in the Duwamish River and Elliott Bay surrounding the Shipyard. The Selected Solution allows for two sediment disposal options: confined nearshore disposal ("CND") and confined aquatic disposal. The Company identified CND as its preferred disposal method if the Selected Solution is implemented. In that regard, the Company has initiated independent studies to estimate costs of a CND effort. The EPA estimates the Company's portion of the remedial cost for the Selected Solution including long term monitoring and maintenance between $5.5 million and $7.9 million. The low end of the EPA's estimated range reflects the Company's independent cost estimate for CND of sediments on Company-owned property. The high end of the EPA range reflects the average CND cost of other Puget Sound CND dredging projects.

The estimated range does not include the cost of any potential under-pier dredging or capping, should any be required. The potential scope and costs of under-pier dredging and capping remedies are currently indeterminable as the necessity and magnitude of such efforts is strongly dependent on site-specific conditions. The Company believes that the timing and the eventual cost of the SSOU clean up will remain significantly uncertain until a remedial design has been finalized with the EPA that identifies the scope of remediation and the method of sediment disposal. The Company has accrued an amount equal to the high end of the EPA's estimated range, as the reasonably expected cost of the SSOU clean-up in its below stated environmental matters reserves. The Company entered into an Order of Consent with the EPA covering solely the additional sampling necessary for any remedial design. The proposed Order of Consent does not include the remedial design itself.

In January 1998, the Company was notified by the EPA that testing would be required in the West Waterway of the Duwamish River outside the boundaries of the SSOU as part of the SOU. The Company in May 1998 entered into an Order of Consent to perform certain limited testing as part of the SOU investigation. The testing is scheduled to take place during Summer 1998.

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

Other Environmental Matters
The Company entered into a Consent Decree with the EPA for the clean up of the Casmalia Resources Hazardous Waste Management Facility in Santa Barbara County, California under the Resource Conservation and Recovery Act. The Company has included an estimate of the potential liability for this site in its below stated reserves. Payments, expected to be immaterial, began in fiscal year 1997 and will extend for up to ten years.

In June 1989, the Company was notified by the City of Hoboken, New Jersey (the "City") that a volume of oil had been discovered on the surface of the property that had been owned and operated as the Hoboken Division of the Company. In June 1992, the City and the Company were named as PRPs by the State of New Jersey (the "State"). The City has undertaken a clean-up of the property. The State has issued a Notice of Violation against the Company pursuant to the New Jersey Spill Act ("Spill Act"). The City and the State allege that the Company abandoned three underground storage tanks in 1969 when the property was sold to the City and that the discovered surface oil spilled from those tanks. In April 1994 the City of Hoboken initiated a civil action against the Company entitled City of Hoboken v. Todd et al. for contribution under the Spill Act seeking reimbursement for all monies expended for the cleanup of the Hoboken property. Also named in the suit is the developer who allegedly trespassed onto the property and caused the oil spill and several insurance companies who allegedly issued comprehensive general liability insurance policies in favor of the City of Hoboken covering the property. The Company is vigorously defending this action. The Company has included an estimate of the potential liability for the site in its below stated reserves. The trial date for this case is anticipated for Spring of calendar year 1999.

Todd Pacific was notified by the California Environmental Protection Agency that it may be considered a PRP for the cleanup of the Omega Chemical Corporation site ("Omega Site") in Whittier, California in September of 1994. It is alleged that the Los Angeles Division of Todd Pacific caused certain production wastes and by-products to be transported to this hazardous waste treatment and storage facility between 1976 and 1991. The California Department of Toxic Substances Control is pursuing the clean up of the Omega Site pursuant to state and federal regulations. The Company has included an estimate of the potential liability for the site in its below stated reserves.

In November 1987, the Company was identified as a PRP by the EPA in conjunction with the cleanup of the Operating Industries, Inc. ("OII") hazardous materials disposal site at Monterey Park, California. In September 1995, the Company entered into a Partial Consent Decree with the EPA to contribute $.6 million as its partial share of remediation costs at the OII site which encompasses all costs assessed to date. Payment was made to the EPA in July 1996. A proposed final consent decree for site remediation is not expected from the EPA until late calendar year 1998. The cost of the partial settlement and future final consent decree settlement is included in the below stated reserve.

During its fiscal year 1998, the Company was required by Washington state environmental regulations to take action in order to determine all known, available and reasonable methods of prevention, control, and treatment ("AKART") for storm water discharges from its shipyard. In accordance with its National Pollution Discharge Elimination System permit, the Company submitted its revised AKART analysis to the Washington State Department of Ecology in May 1998. Potential future expense when quantifiable shall be recognized in the period incurred.

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

During fiscal year 1997, the Company recognized a $4.3 million charge against earnings that includes $7.9 million for anticipated costs associated with the Company's portion of the Selected Solution, a decrease to the Soil Unit reserve and adjustments to other environmental matters. The Company has also reclassified a previously established $1.0 million siltation dredging reserve to the Selected Solution reserve as the efforts will be performed concurrently. These adjustments increase the Company's environmental reserves for the entire Harbor Island Site to $11.1 million. The Company has provided total aggregate reserves of $16.1 million for the above described contingent environmental liabilities. The Company is negotiating with its insurance carriers and prior landowners and operators for past and future remediation costs. The Company has recorded a non-current asset of $3.7 million to reflect a contractual arrangement with an insurance company to share costs for certain environmental matters. In addition, the Company reached an agreement in fiscal year 1998 with an insurance company regarding the carrier's obligation for property damage occurring in previous fiscal years. This settlement contributed $6.1 million to operating income for fiscal year 1998. No assurance can be given that the Company's reserves are adequate to cover all potential environmental costs the Company could incur.

12.  COLLECTIVE BARGAINING AGREEMENT

During fiscal year 1998, the Company and the Puget Sound Metal Trades Council (representing the Pacific Coast Metal Trades District Council and its member unions) submitted their final collective bargaining contract positions to binding arbitration in accordance with the provisions set forth in the Mark II Ferry project agreement in force between the parties. Subsequent to and in keeping with the arbitrator's ruling, the parties executed a new labor agreement effective November 24, 1997. Prior to the arbitration process, the Company had reached unanimous agreement with the bargaining representatives of the workforce on three separate occasions. However, on each occasion, the agreement was rejected by the Todd workforce. The new collective bargaining agreement will terminate on July 31, 1999 and replaces the previous contract which expired on July 31, 1996. Among other things, the new labor agreement provided for a retroactive pay adjustment of $0.60 per hour for qualifying employees and the impact of this increase has been reflected in the fiscal 1998 year end results.

As a result of the binding arbitration process, on February 17, 1998, the Puget Sound Metal Trades Council (bargaining umbrella for all unions at Todd Pacific) and Todd Pacific were sued in Federal District Court for the Western District of Washington by in excess of 200 employees contending that the collective bargaining agreement entered into by Todd Pacific and the various unions representing these employees had not been properly ratified by the union membership. The lawsuit seeks a declaratory judgment that the collective bargaining agreement be found null and void. If plaintiffs were to prevail in this case, Todd Pacific and its unions would have to engage in bargaining for a new collective bargaining agreement. It is too early in the case to provide an estimate of the likelihood of a favorable or unfavorable result in this case.

Over the past two fiscal years, the Company has invested heavily in its labor relations efforts including the establishment of labor/management committees and conflict resolution education for all parties.

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Financial results by quarter for the fiscal years ended March 29, 1998 and March 30, 1997 are as follows. Each quarter is 13 weeks in length (in thousands):

                                                  Net
                                                Income
                           Operating    Net     (loss)
                            income    income   Per Share
                 Revenues   (loss)    (loss)    Diluted
1st Qtr 1998    $ 33,462  $ (3,066) $ (2,401) $ (0.24)
2nd Qtr 1998      28,042       559       918     0.09
3rd Qtr 1998      27,177     1,480     3,016     0.30
4th Qtr 1998      20,856     4,224     6,570     0.67

1st Qtr 1997      30,231    (2,528)       31     0.00
2nd Qtr 1997      26,627    (2,240)   (1,643)   (0.17)
3rd Qtr 1997      27,215    (5,873)   (5,067)   (0.51)
4th Qtr 1997    $ 30,325  $(15,151) $(14,574) $ (1.47)

The first, third, and fourth quarters of fiscal year 1998 reflect $3.0 million, $1.5 million, and $2.0 million additions respectively to the loss reserve established for the Mark II Ferry project. In addition, the fourth quarter of fiscal year 1998 reflects an insurance settlement of $6.1 million and a federal income tax refund of $1.5 million.

The third quarter of fiscal year 1997 includes a $4.3 million environmental provision. The fourth quarter of fiscal year 1997 reflects a $11.5 million loss reserve established for the Mark II Ferry project and the reversal of $2.4 million of previously recognized Mark II Ferry profit.

14.  Income (loss) per share

The following table sets forth the computation of basic and diluted income (loss) per share:

                                            March 29,   March 30,   March 31,
                                                  1998    1997        1996
(in thousands, except per share amount)
Numerator:
  Numerator for basic and diluted
    income (loss ) per share
    net income (loss)                          $ 8,103   $(21,253)     $4,132

Denominator:
  Denominator for basic income per
    share - weighted average
    common shares                                9,910      9,910       9,925
  Effect of dilutive securities:
Stock options based
  on the treasury stock method using
    average market price                             9          -          66
Convertible preferred stock                          -          -           -
Denominator for diluted income per share         9,919      9,910       9,991

Basic income (loss) per share                  $  0.82     $(2.14)     $ 0.42
Diluted income (loss) per share                $  0.82     $(2.14)     $ 0.41

15.  Sale of Elettra Assets.

The radio stations operated by Elettra Broadcasting, Inc., were sold on October 9, 1997 for $5.3 million, resulting in a $1.0 million gain in fiscal year 1998.

16.  Stock Based Compensation

The Company's Incentive Stock Compensation Plan (the "Plan") provides for the granting of incentive stock options, non-qualified stock options, and restricted stock or any combination of such grants to directors, officers and key employees of the Company to purchase shares of the Class A Common Stock of the Company. An aggregate of 500,000 shares of common stock has been authorized for issuance under the Plan. Options issued under the Plan vest ratably over three years and expire not more than ten years from the date of grant and are granted at prices equal to the fair value on the date of grant. There were 160,000 options available for future grant under the Plan at March 29, 1998.

A summary of stock option transactions for the years ended March
29, 1998, March 30, 1997, and March 31, 1996 is as follows:

                                   Number            Option Price
                                 of Shares             Per Share
Outstanding, April 2, 1995        210,000           $4.25 to $4.50
  Granted                         100,000                     6.00
Outstanding, March 31, 1996       310,000            4.25 to  6.00
  Forfeited                       (25,000)                    6.00
Outstanding, March 30, 1997       285,000            4.25 to  6.00
  Granted                          55,000            4.38 to  4.56
Outstanding, March 29, 1998       340,000            4.25 to  6.00
Exercisable, March 29, 1998       266,664           $4.25 to $6.00

As described in Note 1, the Company has elected to account for stock-based compensation expense in accordance with APB 25. Accordingly, no compensation expense has been recognized for stock-based compensation since the grant price equaled the estimated fair value of the stock on the date of grant. Applying the fair value methodology of Statement No. 123 to the Company's stock option plans results in net income which is not materially different from amounts reported.

Todd Shipyards Corporation
Schedule II - Valuation and Qualifying Reserves
For years ending March 29, 1998, March 30, 1997 and March 31,
1996
(in thousands)

Reserves deducted from assets to which they apply - Allowance for doubtful accounts:

                                   Year       Year       Year
                                   ended      ended      ended
                                   March 29,  March 30,  March
31,
                                   1998       1997       1996
Balance at beginning of period   $  861     $  511     $  548
Charged to costs and expenses         -        350         68
Deductions from reserves (1)       (199)         -       (105)
Balance at close of period       $  662     $  861     $  511

Notes:
(1) Deductions from reserves represent uncollectible accounts written off less recoveries

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCED DISCLOSURE
None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
**

ITEM 11. EXECUTIVE COMPENSATION
**

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
**

ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS
**

** The information for the above items will be provided in, and is incorporated by reference to, the 1998 Proxy Statement.

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

(b)  Reports on Form 8-K

The Company filed no reports on Form 8-K during the fourth quarter ended March 29, 1998.

TODD SHIPYARDS CORPORATION
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
COVERED BY REPORT OF INDEPENDENT AUDITORS

Report of Ernst & Young LLP Independent Auditors............... *

Consolidated Balance Sheets at March 29, 1998
  and March 30, 1997........................................... *

Consolidated Statements of Operations
For the years ended March 29, 1998,
 March 30, 1997 and March 31, 1996............................. *

Consolidated Statements of Cash Flows
For the years ended March 29, 1998,
 March 30, 1997 and March 31, 1996............................. *

Consolidated Statements of Stockholders Equity
For the years ended March 29, 1998,
 March 30, 1997 and March 31, 1996............................. *

Notes to Consolidated Financial Statements
For the years ended March 29, 1998,
 March 30, 1997 and March 31, 1996............................. *

Supplementary Information:
  Quarterly Financial Data (unaudited)......................... *

Consolidated Financial Statement Schedule:
  II-Valuation and Qualifying Reserves......................... *

* No page numbers are included in EDGAR version.

TODD SHIPYARDS CORPORATION INDEX TO EXHIBITS
                         Item 14(a)3
Exhibit
Number
 3-1   Certificate of Incorporation of the Company              *
       dated November 29, 1990 filed in the Company's
       Form 10-K Report for 1997 as Exhibit 3-1.

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

 10-3  Collective Bargaining Agreement between Todd             #
       Pacific, Seattle Division and the Metal Trades
       Dept. of the A.F.L.- C.I.O., the Pacific Coast
       Metal Trades District Council, the Seattle Metal
       Trades Council and the International Unions signatory thereto dated November 24, 1997.

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

10-14(a) Amendment to employment contract between Todd Pacific # and Roland H. Webb dated December 17, 1997.

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

10-16(a) Contract No. N000024-96-R-8500 between Todd Pacific   *
       and the Department of the Navy for the maintenance and repair of supply ships dated May 20, 1996 filed in the Company's Form 10-K Report for 1997 as Exhibit 10-
       16(a).

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

10-27  Employment contract between the Company and Stephen G.  #
       Welch dated September 30, 1997.

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

TODD SHIPYARDS CORPORATION
Registrant

By: /s/ Scott H. Wiscomb
    Scott H. Wiscomb
    Chief Financial Officer,
    Principal Financial Officer,
    Principal Accounting Officer,
    and Treasurer
    June 12, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Brent D. Baird                 /s/ Steven A. Clifford
Brent D. Baird, Director           Steven A. Clifford, Director
June 12, 1998                      June 12, 1998


/s/ Patrick W.E. Hodgson           /s/ Joseph D. Lehrer
Patrick W.E. Hodgson,              Joseph D. Lehrer, Director
Chairman,                          June 12, 1998
and Director
June 12, 1998

/s/ Philip N. Robinson             /s/ John D. Weil
Philip N. Robinson, Director       John D. Weil, Director
June 12, 1998                      June 12, 1998

/s/ Stephen G. Welch
Stephen G. Welch
Chief Executive Officer
June 12, 1998