Form 10-Q
period 1998-06-28
TODD SHIPYARDS CORP
filed 1998-08-11
CIK 98537

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


   [X]      Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

               For the quarterly period ended June 28, 1998


   [ ]      Transition Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

               For the transition period from ____ to ____

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


There were 9,910,180 shares of the corporation's $.01 par value common stock outstanding at June 28, 1998.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED
EARNINGS

Quarterly Periods Ended June 28, 1998 and June 29, 1997
(In thousands, except per share data)

                                               Quarter Ended
                                             6/28/98   6/29/97

Revenue                                      $26,996   $33,462

Operating expenses:
 Cost of revenue                              21,591    27,032
 Administrative and manufacturing
   overhead expense                            7,983     9,838
 Contract reserve                             (1,616)     (342)
Total operating expenses                      27,958    36,528

Operating income (loss)                         (962)   (3,066)
Investment and other income                      651       665

Income (loss) before income taxes               (311)   (2,401)

Income tax expense                                 -         -

Net income (loss)                           $   (311)  $(2,401)

Basic EPS                                   $  (0.03)  $ (0.24)
Diluted EPS                                 $  (0.03)  $ (0.24)

Retained earnings at beginning of period    $ 28,129   $19,256
Income for the period                           (311)   (2,401)
Unrealized gain (loss) on
 available-for-sale securities                   719     1,043
Retained earnings at end of period          $ 28,537   $17,898

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
Periods Ended June 28, 1998 and March 29, 1998
 (in thousands of dollars)
                                               6/28/98    3/29/98
ASSETS:                                      (Unaudited) (Audited)
Cash and cash equivalents                      $ 1,025    $5,317
Restricted cash                                  7,393     7,011
Securities available for sale                   29,676    29,524
Accounts receivable, less allowance for losses
  of $662 at June 28, 1998 and March 29, 1998
  U.S. Government                                4,769     2,930
  Other                                          7,602     4,203
Costs and estimated profits in excess
 of billings on incomplete contracts            16,321    16,193
Inventories                                      1,435     1,308
Other                                              187       292
Total current assets                            68,408    66,778

Property, plant and equipment, net of
 accumulated depreciation                       20,934    21,565

Deferred pension asset                          22,120    21,786
Other                                            6,758     6,744
Total assets                                 $ 118,220  $116,873

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accruals                $  10,192  $  7,304
Accrual for loss on contract                     3,827     5,444
Payrolls and vacations                           2,609     4,090
Income taxes                                     1,861     1,844
Billings in excess of costs and estimated
 profits on incomplete contracts                 3,655     2,351
Taxes other than income taxes                    1,318     1,345
Total current liabilities                       23,462    22,378

Environmental reserves                          16,016    16,065
Accrued post retirement health benefits         21,521    21,617
Total liabilities                               60,999    60,060

Stockholders' equity:
Common stock, $.01 par value - authorized
 19,500,000 shares, issued 11,956,033 shares
 at June 28, 1998 and March 29, 1998, and
 outstanding 9,910,180 at June 28, 1998
 and March 29, 1998                                120       120
Additional paid-in capital                      38,181    38,181
Retained earnings                               28,537    28,129
Less treasury stock                              9,617     9,617
Total stockholders' equity                      57,221    56,813
Total liabilities and stockholders' equity   $ 118,220  $116,873

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Quarterly Periods Ended June 28, 1998 and June 29, 1997
(in thousands of dollars)
                                                     Period Ended
                                                   6/28/98  6/29/97
Cash flows from operating activities:
Net income                                        $  (311) $(2,401)
Adjustments to reconcile net income to
 net cash used in operating activities:
 Depreciation and amortization                        833      881
 Contract reserves activity                        (1,617)    (342)
 Increase in costs and estimated
  profits in excess of billings
  on incomplete contracts                            (128)  (2,426)
 Decrease (increase) in accounts receivable        (5,238)     839
 Increase in deferred pension asset                  (334)    (334)
 Increase in other assets                             (36)    (299)
 Increase in accounts payable
  and accruals                                      1,380      137
 Decrease in environmental reserves                   (49)     (42)
 Increase (decrease) in income taxes                   17       (3)
 Other, net                                         1,208      138
Total adjustments                                  (3,964)  (1,451)

Net cash used in operating activities              (4,275)  (3,852)

Cash flows from investing activities:
Purchases of marketable securities                 (1,352)  (1,340)
Sales of marketable securities                        466    5,931
Maturities of marketable securities                 1,500      502
Capital expenditures                                 (202)    (234)
Other                                                 (47)       -
Net cash provided by investing
 activities                                           365    4,859

Cash flows from financing activities:
Increase in restricted cash                          (382)    (620)
Net cash used in financing activities                (382)    (620)

Net change in cash and cash equivalents            (4,292)     387
Cash and cash equivalents at beginning of
 period                                             5,317    4,233

Cash and cash equivalents at end of period          1,025    4,620

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                          $   32   $   16
 Income taxes                                           -        -

The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Todd Shipyards Corporation (the "Company") filed its Consolidated
Financial Statements for the fiscal year ended March 29, 1998 with the Securities and Exchange Commission on Form 10-K. That report should be read in connection with this Form 10-Q.

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

The Mark II Ferry program, is approximately 95% complete at June 28, 1998. The first ferry, the MV Tacoma was delivered in the second quarter of fiscal year 1998. The second ferry, the MV Wenatchee, was delivered on May 27, 1998; and the third ferry, the MV Puyallup, was launched on June 12, 1998 with an anticipated delivery date by the end of fiscal year 1999.

As construction of the Mark II ferries progresses, the Company reviews and revises its estimates of long term contract sales values and costs at completion. During the first quarter of fiscal 1999, the Company continued to estimate that it would incur contract costs in excess of the contract prices for the three ship program, estimating that total contract costs will exceed contract prices by $18.0 million.

The Company's construction cost estimates as of June 28, 1998 are based upon continued implementation of improved production techniques and better utilization of modular shipbuilding practices in the construction of the third ship compared to the first two ships. The Company has also benefited from production efficiencies gained in the experience of constructing the first and second ships (learning curve efficiencies) and has incorporated these factors in its construction cost estimates for the remaining work. However, favorable or unfavorable variances to the estimated production efficiencies could materially affect the Company's financial results.

Changes in these estimates will be made based upon the facts then known to the Company and may be a result of change order pricing, productivity factors, overhead costs, material costs, production schedules and levels of shipyard activity. Changes in these factors could materially affect the Company's financial results. The Company's ability to complete the Mark II contract within the Company's current estimates of the costs to complete is not presently determinable. If the Company is unable to complete this contract within its current estimate of the costs to complete, the Company could incur losses on this contract beyond the $18.0 million program loss reserve recorded to date with a related adverse impact on cash flow.

The Company believes that a portion of the increased contract costs relate to high levels of engineering and production change orders directed by the Ferry System. These customer-directed change orders, most of which have not been settled, have continued throughout the production process and into the Company's fiscal year 1999, and have caused production rework, delays and disruption. These change orders have resulted in increased production costs for the entire three ship ferry construction project. The Company will pursue full recovery from the Ferry System for both the direct costs and impact of these changes to the production schedule. The Company cannot predict the outcome of any negotiations with the Ferry System. Accordingly, the Company has not included any estimates of such settlements, if any, in its above mentioned Mark II Ferry program loss reserve estimates.

3.  INCOME TAXES
The Company did not have net taxable income during the first three months of fiscal year 1999 or fiscal year 1998.
Accordingly, the Company did not recognize income tax expense during these periods.

4.  ENVIRONMENTAL MATTERS
As discussed in the Company's Form 10-K for fiscal year ended March 29, 1998, the Company faces significant potential liabilities in connection with the alleged presence of hazardous waste materials at certain of its closed shipyards, at its Seattle shipyard and at several sites used by the Company for disposal of alleged hazardous waste. The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances at Company facilities.

Harbor Island Site
As discussed further in the Company's Form 10-K for the year ending March 29, 1998, the Company and several other parties have been named as potential responsible parties by the Environmental Protection Agency ("EPA") pursuant to the Comprehensive Environmental, Response, Compensation, and Liability Act in connection with the documented release of hazardous substances, pollutants, and contaminants at the Harbor Island Superfund Site upon which the Seattle Shipyard is located.

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

The Company's financial statements as of June 28, 1998 reflect aggregate reserves for environmental matters of $16.0 million. The Company is negotiating with its insurance carriers and certain prior landowners and operators for past and future remediation costs. The Company has recorded a non-current asset of $3.7 million to reflect a contractual arrangement with an insurance company to share costs for certain environmental matters. No assurance can be given that the Company's reserves are adequate to cover all potential environmental costs the Company could incur.

5.  SUPPLEMENTAL CASH FLOW DISCLOSURE
During the three months ending June 28, 1998, the Company paid
$32 thousand in interest.  During the prior year period ending
June 29, 1997, the Company paid $16 thousand in interest.

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

Revenue - The Company's first quarter revenue of $27.0 million reflects a decrease of $6.5 million (19%) from last year's level of $33.5 million. This decrease is primarily attributable to a $9.6 million decrease in Mark II revenue reflecting the completion and delivery of the first two ferries. Partially offsetting this decrease are revenue increases of $3.4 million in commercial and government repair activities.

Cost of Revenue - Cost of revenue during the first quarter of fiscal year 1999 was $21.6 million (80%). Cost of revenue during the first quarter of fiscal year 1998 was $27.0 million (81%). This decrease of $5.4 million (20%) is the result of lower levels of ship repair and construction activities which are reflected in the reduced quarterly revenue figures.

Administrative and manufacturing overhead expense - Overhead costs for administrative and manufacturing activities were $8.0 million (30%) for the fiscal year 1999 first quarter and $9.8 million (29%) for the first three months of fiscal 1998. The percentage of administrative and manufacturing overhead expense to sales remained relatively constant during the first quarter of fiscal year 1999 when compared to fiscal year 1998, reflecting the Company's continued emphasis on overhead cost control. The reduction of $1.8 (19%) million reflects the lower levels of ship repair and construction activity reported in the first quarter of fiscal year 1999.

Contract reserve activity - During the first quarter of fiscal year 1999 the Company utilized $1.6 million of the previously recognized $18.0 million forward loss reserve recorded on the MK II Ferry project. During the first three months of fiscal year 1998, the Company utilized $3.3 million in previously recorded forward loss reserves, however, this was partially offset by an additional $3.0 million charge to the forward loss reserve, resulting in the net activity reported of $.3 million.

Provision for environmental reserves - The Company did not report any changes to the provision for environmental reserves during the first quarter of fiscal year 1999 or 1998.

Investment and other income - Investment and other income for the first quarter of fiscal year 1999 was $.7 million. During the first three months of fiscal year 1998 the Company also recorded
$.7 million in investment and other income.

Gain on sale of available-for-sale security - During the first quarter of fiscal year 1999 and fiscal year 1998, the Company did not report gains from the sale of an available-for-sale security.

Income taxes - The Company did not have net taxable income during the first quarter of fiscal year 1999 or fiscal year 1998.
Accordingly, the Company has recognized no income tax expenses during these periods.

LIQUIDITY AND CAPITAL RESOURCES

Working capital - Working capital during the first three months of fiscal year 1999 remained relatively unchanged from the beginning of the fiscal year. Working capital for the period ending June 28, 1998 was $44.9 million, which represents an increase of $.5 million (1%) from the working capital reported at the end of fiscal year 1998.

Unbilled receivables - As of June 28, 1998 unbilled items on completed contracts of $4.2 million was included in accounts receivable compared with $1.4 million at the end of the first quarter of fiscal year 1998 and $1.3 million at the beginning of fiscal year 1999. The increase in the first quarter of fiscal year 1999 is due to several large government repair projects which were completed after the quarter ended and have been subsequently billed.

Capital Resources - Capital expenditures for the first quarter of fiscal 1999 were $.2 million compared to $.2 million in the first quarter of fiscal year 1998. The Company's capital expenditures for the past several years have remained relatively constant, having achieved completion of capital improvements necessary to complete the Mark II Ferry project.

Based upon its current cash position described above and anticipated fiscal year 1999 cash flow, the Company believes it has sufficient liquidity to fund operations for this fiscal year. Accordingly, shipyard capital expenditures are expected to be financed out of working capital. A change in the composition or timing of projected work could cause capital expenditures and repair and maintenance expenditures to increase.

YEAR 2000

The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customer's, suppliers, and financial institutions are fully supported.

During the first quarter of fiscal 1999 the Company started efforts to upgrade the payroll system. Completion for the payroll upgrade is now planned for second quarter. Custom program upgrades and server operating system upgrades are planned for second and third quarters. Discussions with third party vendors to accomplish these upgrades have started. The Company has also initiated discussions with its significant suppliers, large customers, financial intitutions and utilities to assure that those parties have appropriate plans to remediate Year 2000 issues.

While the Company believes its planned efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company's operation. The Company does not expect the cost of the Year 2000 initiatives to have a material impact upon the Company's results of operations, cash flow or financial position.

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

The Company's financial statements as of June 28, 1998 reflect aggregate reserves for environmental matters of $16.0 million. The Company is negotiating with its insurance carriers and certain prior landowners and operators for past and future remediation costs. The Company has recorded a non-current asset of $3.7 million to reflect a contractual arrangement with an insurance company to share costs for certain environmental matters. No assurance can be given that the Company's reserves are adequate to cover all potential environmental costs the Company could incur.

Actual costs to address environmental matters in which the Company is involved will depend on numerous factors, including the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, technological developments, and changes in environmental laws and regulations.

BACKLOG

At June 28, 1998 the Company's firm shipyard backlog consists of approximately $30 million of construction, repair and overhaul work. The Company's repair and overhaul work generally is of short duration with little advance notice. Accordingly, most of the Company's current backlog is for the construction of the final Mark II Ferry which is scheduled to be completed in fiscal year 1999. The Company's backlog at June 29, 1997 was $68 million.

LABOR RELATIONS

In February 1998, the Puget Sound Metal Trades Council (bargaining umbrella for all unions at Todd Pacific) and Todd Pacific were sued in Federal District Court for the Western District of Washington by in excess of 200 employees contending that the collective bargaining agreement entered into by Todd Pacific and the various unions representing these employees had not been properly ratified by the union membership. The lawsuit seeks a declaratory judgment that the collective bargaining agreement executed in November 1997 be found null and void. If plaintiffs were to prevail in this case Todd Pacific and its unions would have to engage in bargaining for a new collective bargaining agreement. The Company is not presently able to assess the likely outcome of the present proceeding or the impact on contract terms in the event that negotiations over the collective bargaining agreement are required.

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



TODD SHIPYARDS CORPORATION
Registrant


By:_______________________________
   Scott H. Wiscomb
   Chief Financial Officer and Treasurer
   August 10, 1998