Form 10-Q
period 1998-09-27
TODD SHIPYARDS CORP
filed 1998-11-12
CIK 98537

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


   [X]      Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

               For the quarterly period ended September 27, 1998


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


There were 9,910,180 shares of the corporation's $.01 par value common stock outstanding at September 27, 1998.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (In thousands of dollars, except per share data)

                                     Quarter Ended    Six Months Ended
                                    9/27/98  9/28/97  9/27/98  9/28/97

Revenues                            $19,485  $28,042  $46,481  $61,504
Operating expenses:
 Cost of revenue                     16,811   24,406   38,401   51,439
 Administrative and
  manufacturing overhead
  expense                             5,525    6,673   13,510   16,511
 Contract reserve                    (2,795)  (3,597)  (4,412)  (3,939)
Total operating expenses             19,541   27,482   47,499   64,011

Operating income (loss)                 (56)     560   (1,018)  (2,507)
Investment and other income             170      358      820    1,023
Gain on sale of available for
 sale security                          315        -      315        -

Income (loss) before
 income taxes                           429      918      117   (1,484)

Income tax expense                        -       -        -         -

Net income (loss)                   $   429  $   918 $    117  $(1,484)

Basic EPS                           $  0.04  $  0.09 $   0.01  $ (0.15)
Diluted EPS                         $  0.04  $  0.09 $   0.01  $ (0.15)

Retained earnings at
 beginning of period                $28,537  $17,898  $28,129  $19,256
Income (loss) for the period            429      918      117   (1,484)
Unrealized gain (loss) on
 available-for-sale securities       (1,013)    (208)    (293)     836
Retained earnings at
 end of period                      $27,953  $18,608  $27,953  $18,608











The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
Periods Ended September 27, 1998 and March 29, 1998
 (in thousands of dollars)
                                                    09/27/98  03/29/98
ASSETS:                                            (Unaudited)(Audited)
Cash and cash equivalents                            $6,704  $  5,317
Restricted cash                                       4,961     7,011
Securities available for sale                        27,698    29,524
Accounts receivable, less allowance for
 losses of $662 at September 27, 1998
 and $662 at March 29, 1998:
  Government                                          2,219     2,930
  Commercial and other                                4,680     4,203
Costs and estimated profits in excess
 of billings on incomplete contracts                 13,293    16,193
Inventories                                           1,907     1,308
Other                                                   147       292
Total current assets                                 61,609    66,778

Property, plant and equipment, net of
 accumulated depreciation                            20,168    21,565

Deferred pension asset                               22,454    21,786
Other                                                 6,783     6,744
Total assets                                       $111,014  $116,873

LIABILITIES:
Accounts payable and accruals                      $  4,099  $  7,304
Accrual for loss on contract                          1,032     5,444
Payrolls and vacations                                3,377     4,090
Income taxes                                          1,827     1,844
Billings in excess of costs and estimated
 profits on incomplete contracts                      5,681     2,351
Taxes other than income taxes                         1,040     1,345
Total current liabilities                            17,056    22,378

Accrued post retirement health benefits              21,425    21,617
Environmental reserves                               15,896    16,065
Total liabilities                                    54,377    60,060

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value - authorized
 19,500,000 shares, issued 11,956,033 shares
 at September 27, 1998 and March 29, 1998, and
 outstanding 9,910,180 at September 27, 1998
 and March 29, 1998                                    120       120
Additional paid-in capital                          38,181    38,181
Retained earnings                                   27,953    28,129
Less treasury stock                                  9,617     9,617
Total stockholders' equity                          56,637    56,813
Total liabilities and stockholders' equity        $111,014  $116,873

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Month Periods Ended September 27, 1998 and September 28, 1997
(in thousands of dollars)
                                                      Period Ended
                                                   9/27/98     9/28/97
Cash flows from operating activities:
Net income (loss)                                $    117    $ (1,484)
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
  Depreciation and amortization                     1,474       1,713
  Decrease (increase) in costs and estimated
   profits in excess of billings                    2,900      (5,347)
  Contract reserve activity                        (4,412)     (3,939)
  Decrease (increase) in accounts receivable          234      (2,001)
  Increase (decrease) in accounts payable
   and accruals                                    (3,205)        895
  Increase in deferred pension asset                 (668)       (668)
  Decrease in other accrued taxes                    (305)       (571)
  Decrease (increase) in other current assets         144        (273)
  Decrease in environmental reserves                 (169)       (157)
  Decrease in payroll and vacations                  (762)        (11)
  Other, net                                        2,533        (339)
Total adjustments                                  (2,234)    (10,698)

Net cash used in operating activities              (2,119)    (12,182)

Cash flows from investing activities:
Purchases of marketable securities                 (7,224)     (1,674)
Sales of marketable securities                      7,357      12,981
Maturities of marketable securities                 1,500       1,068
Capital expenditures                                  (77)       (703)
Other                                                (100)          -
Net cash provided by investing activities           1,456      11,672

Cash flows from financing activities:
Decrease (increase) in restricted cash              2,050      (3,815)
Net cash used in financing activities               2,050      (3,815)

Net change in cash and cash equivalents             1,387      (4,325)
Cash and cash equivalents at beginning of period    5,317       4,232

Cash and cash equivalents at end of period          6,704         (93)

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                              94          25
 Income taxes                                    $      -   $       -





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

The Mark II Ferry program, is approximately 98% complete at September 27, 1998. The first ferry, the MV Tacoma successfully completed its warranty period during the second quarter of fiscal year 1999. The second ferry, the MV Wenatchee, was delivered in the first quarter of fiscal year 1999; and the third ferry, the MV Puyallup, was launched in the first quarter of fiscal year 1999. The Company currently expects to deliver the MV Puyallup ahead of the current contractual date of February 28, 1999.

As the remaining construction activities of the third ferry progresses towards final completion, the Company will continue to review and revise its estimates of the long term contract sales values and costs at completion. During the second quarter of fiscal 1999, the Company continued to estimate that it would incur contract costs in excess of the contract prices for the three ship program, estimating that total contract costs will exceed contract prices by $18.0 million.

The Company's construction cost estimates as of September 27, 1998 are based upon continued implementation of improved production techniques and better utilization of modular shipbuilding practices in the construction of the third ship compared to the first two ships. The Company has also benefited from production efficiencies gained in the experience of constructing the first and second ships (learning curve efficiencies) and has incorporated these factors in its construction cost estimates for the remaining work. However, favorable or unfavorable variances to the estimated production efficiencies could materially affect the Company's financial results.

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

The Company believes that a significant portion of the increased contract costs relate to high levels of engineering and production change orders directed by the Ferry System. These customer-directed change orders, most of which have not been settled, have continued throughout the production process and into the Company's fiscal year 1999, and have caused production rework, delays and disruption. These change orders have resulted in increased production costs for the entire three ship ferry construction project.

The Company has recently completed an extensive cost analysis of both the direct costs and related production schedule impact costs which resulted from these customer-directed change orders. This analysis concludes that the cost impact to the current Mark II contract for customer-directed changes is approximately $43 million plus the cost of capital. This amount is in addition to the original contract amount of $181 million.

The Company, which plans to pursue full recovery, has advised the Ferry System of these costs. The Company is currently engaged in a fact finding phase with the Ferry System that began during the third quarter of fiscal year 1999. This fact finding phase will provide the Ferry System an opportunity to discuss and review in more detail the basis for the Company's cost analysis. No assurances can be made that these preliminary discussions will lead to a formal stage of negotiation and settlement with the Ferry System. Since the Company cannot predict the outcome of any future negotiations with the Ferry System, it has not included any estimates of possible recoveries above the original contract amount in its above mentioned Mark II Ferry program loss reserve estimates.

In the second quarter of fiscal year 1999 the Company commenced work on a new contruction contract with an estimated price of approximately $18.0 million. The contract calls for the construction of a floating electrical powerplant, 206 feet long and capable of developing 70 mega-watts of electricity. The project duration is expected to be approximately nine months and will conclude early in the first quarter of fiscal year 2000.

3.  INCOME TAXES
The Company did not have net taxable income during the first six months of fiscal year 1999 or fiscal year 1998 due to a net operating loss carryforward from fiscal year 1997. Accordingly, the Company did not recognize income tax expense during these periods.

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

The Company's financial statements as of September 27, 1998 reflect aggregate reserves for environmental matters of $15.9 million. The Company is negotiating with its insurance carriers and certain prior landowners and operators for past and future remediation costs. The Company has recorded a non-current asset of $3.7 million to reflect a contractual arrangement with an insurance company to share costs for certain environmental matters. No assurance can be given that the Company's reserves are adequate to cover all potential environmental costs the Company could incur.

5.  SUPPLEMENTAL CASH FLOW DISCLOSURE
During the six months ending September 27, 1998, the Company paid $94 thousand in interest. During the prior year period ending September 28, 1997, the Company paid $25 thousand in interest.

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

Revenue - The Company's second quarter revenue of $19.5 million reflects a decrease of $8.5 million (31%) from last year's level of $28.0 million. This decrease is primarily attributable to a $15.0 million decrease in Mark II revenue reflecting the completion and delivery of the first two ferries. Partially offsetting this decrease are revenue increases of $6.5 million in commercial and government repair and construction activities.

Fiscal year 1999 first half revenue of $46.5 million reflects a decrease of $15.0 million (24%) compared to last year's first half results. This decrease is also attributable to a significant decrease in Mark II revenue. Mark II revenue decreased $24.7 million during the first six months of fiscal year 1999 when compared to the same period last year. However, increases in commercial and government repair and construction activities of $9.7 million during this same period partially offset the decreases in Mark II revenues.

Cost of Revenue - Cost of revenue during the second quarter of fiscal year 1999 was $16.8 million (86%). Cost of revenue during the second quarter of fiscal year 1998 was $24.4 million (87%). This decrease of $7.6 million (31%) is the result of lower levels of Mark II activities partially offset by increases in commercial and government repair and construction activities which are reflected in the reduced second quarter revenue figures.

Cost of revenue during the first six months of fiscal year 1999 was $38.4 million (83%), which reflects a $13.0 million (25%) decrease from the previous fiscal year. This reduction also reflects the lower levels of shipyard activities primarily attributable to lower levels of Mark II activities reflected in the reduced first half revenue totals.

Administrative and manufacturing overhead expense - Overhead costs for administrative and manufacturing activities were $5.5 million (28%) for fiscal year 1999 second quarter and $13.5 million (29%) for the first six months of fiscal 1999.

Administrative and manufacturing overhead costs for the second quarter and first six months of fiscal year 1998 were $6.7 million and $16.5 million, respectively. The reduction in second quarter fiscal year 1999 administrative and manufacturing overhead of $1.1 million (17%), as well as the reduction in first six months of fiscal year 1999 of $3.0 million (18%) results from lower levels of Mark II construction activities during these respective time periods. The Company continues to emphasize overhead cost control as production levels fluctuate throughout the fiscal year.

Contract reserve activity - During the second quarter of fiscal year 1999 the Company utilized $2.8 million of the previously recognized $18.0 million forward loss reserve recorded on the MK II Ferry project. During the first six months of fiscal year 1999, the Company utilized $4.4 million in previously recorded forward loss reserves.

During the second quarter and first six months of fiscal year 1998, the Company utilized $3.6 million and $6.9 million, respectively, of previously recognized forward loss reserves. The reserve utilization for the first six months of fiscal year 1998 was partially offset by an additional $3.0 million charge, increasing the then reported forward loss reserve from $11.5 million to $14.5 million, resulting in the net activity reported of $3.9 million.

Provision for environmental reserves - The Company did not report any changes to the provision for environmental reserves during the second quarter or first six months of either fiscal year 1999 or 1998.

Investment and other income - Investment and other income for the second quarter of fiscal year 1999 was $.2 million. During the first six months of fiscal year 1999 the Company recorded $.8 million in investment and other income. Investment and other income for fiscal year 1998 second quarter and for the first six months were $.4 million and $1.0 million, respectively.

Gain on sale of available-for-sale security - During the second quarter and first six months of fiscal year 1999 the Company reported a gain from the sale of an available-for-sale security of $.3 million. During the second quarter and first six months of fiscal year 1998 the Company did not realize any gains from the sale of an available for sale security.

Income taxes - The Company did not have net taxable income during the second quarter and first six months of fiscal year 1999 due to a net operating loss carryforward from fiscal year 1997. Accordingly, the Company has recognized no income tax expenses during these periods.

LIQUIDITY AND CAPITAL RESOURCES

Working capital - Working capital during the first six months of fiscal year 1999 remained relatively unchanged from the beginning of the fiscal year. Working capital for the period ending September 27, 1998 was $44.6 million, which represents an increase of $.2 million from the working capital reported at the end of fiscal year 1998.

Unbilled receivables - As of September 27, 1998 unbilled items on completed contracts totaled $1.6 million compared with $1.7 million at the end of the second quarter of fiscal year 1998 and $1.3 million at the beginning of fiscal year 1999.

Capital Resources - Capital expenditures for the second quarter of fiscal 1999 were $.1 million compared to $.5 million in the second quarter of fiscal year 1998. Capital expenditures for the first six months of fiscal year 1999 were $.3 million compared to $.7 million for the same period in fiscal 1998. The decrease in capital expenditures during the second quarter and first six months of fiscal year 1999 when compared to fiscal year 1998 results from the timing of certain projects which are scheduled to start later in the fiscal year. The Company's capital expenditures for the past several years have remained relatively constant, having achieved completion of capital improvements necessary to complete the Mark II Ferry project. Fiscal year 1999 capital expenditures are planned to remain relatively constant to last year's level.

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

During the first quarter of fiscal 1999 the Company started efforts to upgrade the payroll system. Completion of the payroll upgrade is now planned for fourth quarter due to vendor programming delays and Company Information System staff priorities. Custom program upgrades and server operating system upgrades are continuing and will be completed in the fourth quarter. The telephone system and selected machinery have been tested successfully with a simulated January 1, 2000 date. The Company has also initiated discussions with its significant suppliers, large customers, financial intitutions and utilities to assure that those parties have appropriate plans to remediate Year 2000 issues.

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

The Company's financial statements as of September 27, 1998 reflect aggregate reserves for environmental matters of $15.9 million. The Company is negotiating with its insurance carriers and certain prior landowners and operators for past and future remediation costs. The Company has recorded a non-current asset of $3.7 million to reflect a contractual arrangement with an insurance company to share costs for certain environmental matters. No assurance can be given that the Company's reserves are adequate to cover all potential environmental costs the Company could incur.

Actual costs to address environmental matters in which the Company is involved will depend on numerous factors, including the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, technological developments, and changes in environmental laws and regulations.

BACKLOG

At September 27, 1998 the Company's firm shipyard backlog consists of approximately $37 million of construction, repair and overhaul work. The Company's repair and overhaul work generally is of short duration with little advance notice. The Company's backlog at September 28, 1997 was $45 million of which $38 million related to the Mark II Ferry Program.

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders (the "Meeting") was held on September 18, 1998 in Seattle, Washington.

At the Meeting the stockholders elected seven directors, each of whom will serve until the next Annual Meeting of Shareholders or until his respective successor shall have been elected and qualified or until his earlier resignation or removal. The Board of Directors elected at the Meeting and the votes cast in favor of their election (with the votes cast in favor of their election out of a total of 9,910,180 entitled to vote) are as follows: Brent D Baird (9,458,349); Steven A. Clifford (9,458,396); Patrick W.E. Hodgson (9,457,376); Joseph D. Lehrer (9,457,316); Philip N. Robinson (9,458,649);
John D. Weil (9,458,349); and Stephen G. Welch (9,457,591).

The shareholders ratified the appointment of Ernst & Young LLP as the Company's independent public accountants by a vote of 9,466,980 to 13,746 with 6,138 abstaining.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27 - Financial Data Schedule.

(b)  Reports on Form 8-K.
None


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



TODD SHIPYARDS CORPORATION
Registrant


By:_______________________________
   Scott H. Wiscomb
   Chief Financial Officer and Treasurer
   November 12, 1998