Form 10-Q
period 1998-12-27
TODD SHIPYARDS CORP
filed 1999-02-10
CIK 98537

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


   [X]      Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

               For the quarterly period ended December 27, 1998


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


There were 9,910,180 shares of the corporation's $.01 par value common stock outstanding at December 27, 1998.

<page break>

PART I    FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (In thousands of dollars, except per share data)

                                  Quarter Ended     Nine Months Ended
                               12/27/98  12/28/97   12/27/98  12/28/97

Revenues                       $ 14,023   $27,177   $ 60,503  $ 88,681
Operating expenses:
 Cost of revenue                 15,288    20,841     53,689    72,249
 Administrative and
  manufacturing overhead
  expense                         6,119     6,371     19,629    22,912
 Contract reserve                   368    (1,515)    (4,044)   (5,453)
 Total operating expenses        21,775    25,697     69,274    89,708

Operating income(loss)           (7,752)    1,480     (8,771)   (1,027)

Investment and other income       5,451     1,346      6,272     2,370
Gain on sale of available-
 for-sale security                  455       190        770       190

Income (loss) before
 income taxes                    (1,846)    3,016     (1,729)    1,533

Income tax expense                    -         -          -         -

Net income (loss)              $ (1,846)  $ 3,016   $ (1,729) $  1,533


Basic EPS                      $  (0.19)  $  0.30   $  (0.17) $   0.16
Diluted EPS                    $  (0.19)  $  0.30   $  (0.17) $   0.16

Retained earnings at
 beginning of period           $ 27,953   $18,698   $ 28,129  $ 19,256
Income (loss) for the period     (1,846)    3,016     (1,729)    1,533
Unrealized gain (loss) on
 available-for-sale securities     (298)     (660)      (591)      265
Retained earnings at
 end of period                 $ 25,809   $21,054   $ 25,809  $ 21,054









The accompanying notes are an integral part of this statement.

<page break>

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
Periods Ended December 27, 1998 and March 29, 1998
(in thousands of dollars)
                                               12/27/98     03/29/98
ASSETS:                                       (Unaudited)   (Audited)
Cash and cash equivalents                     $  2,290      $ 5,317
Restricted cash                                  5,109        7,011
Securities available for sale                   25,269       29,524
Accounts receivable, less allowance for
 losses of $662 at December 27, 1998
 and $662 at March 29, 1998:
  Government                                     1,722        2,930
  Commercial and other                           9,666        4,203
Costs and estimated profits in excess
 of billings on incomplete contracts            11,209       16,193
Inventories                                      3,048        1,308
Other                                              620          292
Total current assets                            58,933       66,778

Property, plant and equipment, net of
 accumulated depreciation                       19,639       21,565

Deferred pension asset                          22,788       21,786
Other                                            6,711        6,744
Total assets                                  $108,071     $116,873

LIABILITIES:
Accounts payable and accruals                 $  5,419     $  7,304
Accrual for loss on contract                     1,400        5,444
Payrolls and vacations                           3,800        4,090
Income taxes                                     1,783        1,844
Billings in excess of costs and estimated
 profits on incomplete contracts                 3,752        2,351
Taxes other than income taxes                      448        1,345
Total current liabilities                       16,602       22,378

Accrued post retirement health benefits         21,330       21,617
Environmental reserves                          15,646       16,065
Total liabilities                               53,578       60,060

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value - authorized
 19,500,000 shares,issued 11,956,033 shares
 at December 27, 1998 and March 29, 1998, and
 outstanding 9,910,180 at December 27,1998
 and March 29,1998                                 120          120
Additional paid-in capital                      38,181       38,181
Retained earnings                               25,809       28,129
Less treasury stock                              9,617        9,617
Total stockholders' equity                      54,493       56,813
Total liabilities and stockholders' equity    $108,071     $116,873

The accompanying notes are an integral part of this statement.

<page break>

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Month Periods Ended December 27,1998 and December 28,1997
(in thousands of dollars)
                                                    Period Ended
                                                12/27/98     12/28/97
Cash flows from operating activities:
Net income (loss)                                $(1,729)    $  1,533
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
  Depreciation and amortization                    2,520        2,497
  Decrease (increase)in costs and estimated
   profits in excess of billings                   4,984       (9,482)
  Contract reserve activity                       (4,044)      (5,453)
  Decrease (increase) in accounts receivable      (4,255)         368
  Decrease in accounts payable and accruals       (1,885)         (82)
  Increase in deferred pension asset              (1,002)      (1,002)
  Decrease in other accrued taxes                   (898)        (686)
  Increase in other current assets                  (328)        (132)
  Decrease in environmental reserves                (420)        (190)
  Decrease in payroll and vacations                 (290)        (972)
  Decrease in other assets                            33        3,367
  Increase in billings in excess of profits        1,401          597
  Decrease in retiree medical liability             (287)        (288)
  Decrease in income taxes                           (61)         (53)
  Other, net                                      (1,740)         (72)

Total adjustments                                 (6,272)     (11,583)
Net cash used in operating activities             (8,001)     (10,050)

Cash flows from investing activities:
Purchases of marketable securities                (9,795)      (9,287)
Sales of marketable securities                     9,564       16,654
Maturities of marketable securities                4,670        2,556
Capital expenditures                                (717)      (1,015)
Disposal of assets                                   123          449
Other                                               (773)         257
Net cash provided by investing activities          3,072        9,615

Cash flows from financing activities:
Decrease (increase) in restricted cash             1,902       (4,591)
Net cash used in financing activities:             1,902       (4,591)

Net change in cash and cash equivalents           (3,027)      (5,026)
Cash and cash equivalents at beginning of period   5,317        4,232

Cash and cash equivalents at end of period         2,290         (794)

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                           100           38
  Income taxes                                   $     -     $      -

The accompanying notes are an integral part of this statement.

<page break>

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

2.  CONTRACTS
During the third quarter of fiscal year 1999 the Company completed production work on the $181 million contract to construct three Jumbo Mark II ("Mark II") ferries for the Washington State Ferry System (the "Ferry System"). The Mark II ferries are designed to transport 218 automobiles and 2,500 passengers each and are the largest ferries in the Ferry System fleet.

The first ferry, the MV Tacoma, successfully completed its warranty period during the second quarter of fiscal year 1999. The second ferry, the MV Wenatchee, was delivered in the first quarter of fiscal year 1999; and the third ferry, the MV Puyallup, was delivered on December 28, 1998, two months ahead of the contractual delivery date of February 28, 1999.

The Company experienced contract cost growth in both labor hours and material totaling $3.4 million during the third quarter of fiscal 1999 in completing the third ferry. Previously, the Company had estimated that total contract costs would exceed contract prices by $18.0 million. The Company also anticipates an additional $1.4 million in various contract related costs to be incurred over the next year. These anticipated costs of $1.4 million have been reserved as of December 28, 1998. The Company currently estimates that total contract costs will now exceed contract prices by $22.8 million.

The Company believes that a significant portion of the increased contract costs relate to high levels of engineering and production change orders directed by the Ferry System. These customer-directed change orders, most of which have not been settled, continued throughout the production process and into the Company's fiscal year 1999, and caused production rework, delays and disruption. These change orders have resulted in increased production costs for the entire three ship ferry construction project.

The Company has completed an extensive cost analysis of both the direct costs and related production schedule impact costs which resulted from these customer-directed change orders. This analysis concludes that the cost impact to the current Mark II contract for customer-directed changes is approximately $43 million plus the cost of capital. This amount is in addition to the original contract amount of $181 million.

The Company plans to pursue full recovery of these costs and has advised the Ferry System of the amounts involved. The Company is currently supporting the Ferry System's fact finding efforts that began during the third quarter of fiscal year 1999. This fact finding phase will provide the Ferry System an opportunity to discuss and review in more detail the basis for the Company's cost analysis. No assurances can be made that these preliminary discussions will lead to a formal stage of negotiation and settlement with the Ferry System. Since the Company cannot predict the outcome of any future negotiations with the Ferry System, it has not included any estimates of possible recoveries above the original contract amount in its above mentioned Mark II Ferry program loss estimates. In addition, the Company cannot reasonably estimate the cost associated with pursing full recovery from the State at this time. Therefore, these costs will be recognized as they are incurred in future accounting periods.

As the remaining post delivery activities continue over the next year, the Company will continue to review and revise its estimates of the long term contract sales values and costs at completion. Changes in these estimates will be made based upon the facts then known to the Company and may be a result of change order pricing, material and warranty costs. Depending on the outcome of these various post delivery activities, the Company's $22.8 million program loss recorded to date could change.

In the second quarter of fiscal year 1999 the Company commenced work on a new contruction contract with an estimated price of approximately $20.0 million. The contract calls for the construction of a floating electrical powerplant (the "Margarita"), 206 feet long and capable of developing 70 mega-watts of electricity.

Work on the Margarita continued throughout the third quarter as scheduled. On January 9, 1999, the Company launched the Margarita and anticipates delivery of the vessel early in the first quarter of fiscal year 2000.

3.  INCOME TAXES
The Company did not have net taxable income during the first nine months of fiscal year 1999. During the first nine months of fiscal 1998 the Company did not have net taxable income due to available net operating loss carryforwards. Accordingly, the Company did not recognize income tax expense during these periods.

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

Other Environmental Matters
The Company also is currently involved, together with other companies in some cases, in 14 other Superfund and Non-Superfund remediation sites and environmental legal issues. In certain instances, the Company's liability and proportionate share of costs have not been determined due to uncertainties as to the nature and extent of site conditions and the Company's involvement. Based on the Company's previous experience, its allocated share of multi-participant remediation sites has often been minimal, in certain instances less than 1 percent.

The actual costs relating to environmental remediation and settlements will depend upon numerous factors, including the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, technological developments and changes in environmental laws and regulations.

The Company's financial statements as of December 27, 1998 reflect aggregate reserves for environmental matters of $15.6 million. The Company is negotiating with its insurance carriers and certain prior landowners and operators for past and future remediation costs. The Company has recorded a non-current asset of $3.7 million to reflect a contractual arrangement with an insurance company to share costs for certain environmental matters. No assurance can be given that the Company's reserves are adequate to cover all potential environmental costs the Company could incur.

5.  SUPPLEMENTAL CASH FLOW DISCLOSURE
During the nine months ending December 27, 1998, the Company paid $100 thousand in interest. During the prior year period ending December 28, 1997, the Company paid $38 thousand in interest.

6.  RECOGNITION OF GAIN ON SALE
In December 1993, the Company received $5.4 million of special project revenue bonds ("Revenue Bonds") from the Board of Trustees of the Galveston Wharves upon the sale of its Galveston shipyard facilities. The Revenue Bonds contained provisions for annual principal payments of $216 thousand beginning on January 1, 1995 with a balloon payment of $3.5 million due on January 1, 2004. The Company recognized the gain on the sale of the facility as each payment was received. As of March 29, 1998, the Company had received four annual principal payments. As of December 27, 1998 the Company received notice that all of the outstanding Revenue Bonds would be called for redemption at a redemption price of 100% of the principal amount.
Accordingly, during the period ending December 27, 1998, the Company has recognized the remaining $4.5 million gain on the sale of its Galveston facility.

7.  SUBSEQUENT EVENT
Subsequent to the Company's third quarter ending December 27, 1998, the Company was awarded a five year cost type contract for phased maintenance work by the Department of Navy. The notional value of the contract is approximately $100 million and gives the Navy options to have the Company perform repair and maintenance work on three separate nuclear aircraft carriers at Puget Sound Naval Shipyard in Bremerton, Washington. Since work under this contract is at the option of the Navy, the Company cannot provide assurance as to the timing or level of work that may be performed as part of this contract. The first ship availablility is scheduled for April, 1999.

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

<page break>

Revenue - The Company's third quarter revenue of $14.0 million reflects a decrease of $13.2 million (49%) from last year's level of $27.2 million. This decrease is primarily attributable to a $12.1 million decrease in Mark II revenue reflecting the completion and delivery of all three ferries, as well as a $0.8 million revenue adjustment for price estimates on completed government contracts resulting from recently conducted overhead rate audits.

Fiscal year 1999 nine month revenue of $60.5 million reflects a decrease of $28.2 million (32%) compared to last year's nine month results of $88.7 million. This decrease is also attributable to a significant decrease in Mark II revenue. Mark II revenue decreased $36.8 million during the first nine months of fiscal year 1999 when compared to the same period last year. However, increases in commercial and government repair and construction activities of $8.6 million during this same period partially offset the decreases in Mark II revenues.

Cost of Revenue - Cost of revenue during the third quarter of fiscal year 1999 was $15.3 million, or 109% of revenue. Cost of revenue during the third quarter of fiscal year 1998 was $20.8 million, or 77% of revenue. This decrease of $5.5 million (26%) is the result of lower levels of Mark II construction activities partially offset by increases in commercial and government repair and construction activities which are reflected in the reduced third quarter revenue figures. The increase in cost of revenue as a percentage of revenue in the third quarter of fiscal year 1999 is the result of increased costs on the Mark II contract coupled with the Company's inability to recognize additional revenue on the contract beyond the current contract price.

Cost of revenue during the first nine months of fiscal year 1999 was $53.7 million, or 89% of revenue, which reflects a $18.5 million (26%) decrease from the previous fiscal year. Cost of revenue during the first nine months of fiscal year 1998 was $72.2 million, or 81% of revenue. This reduction also reflects the lower levels of shipyard activities primarily attributable to lower levels of Mark II activities reflected in the reduced first nine month revenue totals. The increase in cost of revenue as a percentage of revenue in the first nine months of fiscal year 1999 is also due to increased costs on the Mark II contract coupled with the Company's inability to recognize additional revenue on the contract beyond the current contract price.

Administrative and manufacturing overhead expense - Overhead costs for administrative and manufacturing activities were $6.1 million, or 44% of revenue for fiscal year 1999 third quarter and $19.6 million, or 32% of revenue for the first nine months of fiscal 1999.

Administrative and manufacturing overhead costs for the third quarter and first nine months of fiscal year 1998 were $6.4 million and $22.9 million, respectively. The reduction in third quarter fiscal year 1999 administrative and manufacturing overhead of $0.3 million (5%), as well as the reduction in first nine months of fiscal year 1999 of $3.3 million (14%) results from lower levels of Mark II construction activities during these respective time periods. The Company continues to emphasize overhead cost control as production levels fluctuate throughout the fiscal year.

Contract reserve activity - During the third quarter of fiscal year 1999 the Company utilized the remaining $1.0 million of the previously recognized $18.0 million forward loss reserve recorded on the MK II Ferry project. However, this was fully offset by an additional $1.4 million charge, resulting in the net activity reported for the period of $0.4 million. During the first nine months of fiscal year 1999, the Company utilized $5.4 million in previously recorded forward loss reserves which was also partially offset by the additional $1.4 million charge taken during the third quarter of fiscal year 1999.

During the third quarter and first nine months of fiscal year 1998, the Company utilized $3.0 million and $10.0 million, respectively, of previously recognized forward loss reserves. The reserve utilization for the third quarter and first nine months of fiscal year 1998 were partially offset by an additional $1.5 million charge and $4.5 million charge, respectively, resulting in the net activity reported of $1.5 million and $5.5 million, respectively.

Provision for environmental reserves - The Company did not report any changes to the provision for environmental reserves during the third quarter or first nine months of either fiscal year 1999 or 1998.

Investment and other income - Investment and other income for the third quarter and first nine months of fiscal year 1999 was $5.5 million and $6.3 million, respectively. Investment and other income for fiscal year 1998 third quarter and for the first nine months were $1.3 million and $2.4 million, respectively. The increase in Investment and Other Income for both the third quarter and first nine months of fiscal year 1999 are the result of the Company recognizing $4.5 million on the sale of its Galveston shipyard facilities (see Note 6, Notes to the Consolidated Financial Statements).

Gain on sale of available-for-sale security - During the third quarter and first nine months of fiscal year 1999 the Company reported a gain from the sale of an available-for-sale security of $0.5 million and $0.8 million, respectively. During the third quarter and first nine months of fiscal year 1998 the Company reported gains from the sale of an available for sale security of $0.2 million, respectively.

Income taxes - The Company did not have net taxable income during the third quarter and first nine months of fiscal year 1999. Accordingly, the Company has recognized no income tax expenses during these periods.

LIQUIDITY AND CAPITAL RESOURCES

Working capital - Working capital during the first nine months of fiscal year 1999 remained relatively unchanged from the beginning of the fiscal year. Working capital for the period ending December 27, 1998 was $42.3 million, which represents a decrease of $2.1 million from the working capital reported at the end of fiscal year 1998.

Unbilled receivables - As of December 27, 1998 unbilled items on completed contracts totaled $0.9 million compared with $0.9 million at the end of the third quarter of fiscal year 1998 and $1.3 million at the beginning of fiscal year 1999.

Capital Resources - Capital expenditures for the third quarter of fiscal 1999 were $0.6 million compared to $0.3 million in the third quarter of fiscal year 1998. Capital expenditures for the first nine months of fiscal year 1999 were $0.9 million compared to $1.0 million for the same period in fiscal 1998. The Company's capital expenditures for the past several years have remained relatively constant, having achieved completion of capital improvements necessary to complete the Mark II Ferry project. Fiscal year 1999 capital expenditures are planned to remain relatively consistent with last year's level.

Based upon its current cash position described above and anticipated fiscal year 1999 cash flow, the Company believes it has sufficient liquidity to fund operations for this fiscal year. Accordingly, shipyard capital expenditures are expected to be financed out of working capital. A change in the composition or timing of projected work could cause capital expenditures and repair and maintenance expenditures to change.

YEAR 2000

The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported.

During fiscal 1999 the Company continued efforts to upgrade its payroll system; parallels of one of the three major payroll functions has been successfully tested. Completion of the remaining payroll upgrade is now planned for fourth quarter. Other remaining custom program upgrades and server operating system upgrades will be completed by the first quarter of fiscal 2000. The Company has received written assurance from most of its significant suppliers that they will be Year 2000 compliant. Financial institutions and utilities have also assured the Company that they have appropriate plans to remediate Year 2000 issues.

While the Company believes its planned efforts are adequate to address its Year 2000 concerns, there can be no assurance that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company's operation. Costs incurred to date on the Company's Year 2000 upgrades have not been significant, nor does the Company expect the cost of the remaining Year 2000 initiatives to have a material impact upon the Company's results of operations, cash flow or financial position.

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

The Company's financial statements as of December 27, 1998 reflect aggregate reserves for environmental matters of $15.6 million. The Company is negotiating with its insurance carriers and certain prior landowners and operators for past and future remediation costs. The Company has recorded a non-current asset of $3.7 million to reflect a contractual arrangement with an insurance company to share costs for certain environmental matters. No assurance can be given that the Company's reserves are adequate to cover all potential environmental costs the Company could incur.

Actual costs to address environmental matters in which the Company is involved will depend on numerous factors, including the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, technological developments, and changes in environmental laws and regulations.

BACKLOG

At December 27, 1998 the Company's firm shipyard backlog consists of approximately $53 million of construction, repair and overhaul work. The Company's repair and overhaul work generally is of short duration with little advance notice. The Company's backlog at December 28, 1997 was $44 million of which $24 million related to the Mark II Ferry Program.

LABOR RELATIONS

In February 1998, the Puget Sound Metal Trades Council (bargaining umbrella for all unions at Todd Pacific) and Todd Pacific were sued in Federal District Court for the Western District of Washington by in excess of 200 employees contending that the collective bargaining agreement entered into by Todd Pacific and the various unions representing these employees had not been properly ratified by the union membership. The lawsuit sought a declaratory judgment that the collective bargaining agreement executed in November 1997 be found null and void. The Puget Sound Metal Trades Council and the plaintiff employees reached a tentative settlement of this matter in December 1998, the terms of which have not been disclosed to Todd Pacific.

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

TODD SHIPYARDS CORPORATION
Registrant



By:_______________________________
   Scott H. Wiscomb
   Chief Financial Officer and Treasurer
   February 09, 1999