Form 10-K
period 1999-03-28
TODD SHIPYARDS CORP
filed 1999-06-28
CIK 98537

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                            FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d)of the Securities Exchange
      Act of 1934 for the fiscal year ended March 28, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non affiliates of the registrant was approximately $40 million as of June 11, 1999.

There were 9,910,180 shares of the corporation's $.01 par value common stock outstanding at June 11, 1999.

                   Documents Incorporated by Reference

Portions of the Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held September 18, 1999 are incorporated by reference into Part III.

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

                                 PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Shareholder Matters.......................... *

Item 6.  Selected Financial Data.............................. *

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................. *

Item 7A. Quantitative and Qualitative Disclosures About
         Market Risk...........................................*

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

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.................. *

                                 PART III

Item 10. Directors and Executive Officers of the
         Registrant........................................... *

Item 11. Executive Compensation............................... *

Item 12. Security Ownership of Certain Beneficial Owners
         and Management......................................  *

Item 13. Certain Relationships and Related Transactions....... *

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K ................................ *

No page numbers are contained in EDGAR version.

PART I

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Statements contained in this Report which are not historical facts or information are "forward-looking statements." Words such as "believe," "expect," "intend," "will," "should," and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties which could cause the outcome to be materially different than stated. Such risks and uncertainties include both general economic risks and uncertainties and matters which relate directly to the Company's operations and properties and are discussed in Items 1, 3 and 7 below. The Company cautions that any forward-looking statement reflects only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove to be inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

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

Throughout much of the Company's history, a substantial portion of its revenues and profits were attributable to long-term United States Government ("Government") contracts. However, in the late 1980's a significant decline in the annual shipbuilding budgets of the Department of the Navy (the "Navy") greatly reduced the Company's bidding opportunities for long-term Government contracts. This reduction in long-term Government contracts has created excess ship construction and repair capacity in all of the Company's markets. This excess shipyard capacity, both nationally and locally, has resulted in intense price competition. The Company has responded to this competition by carefully reviewing its overhead, streamlining its operations and implementing advanced shipyard production techniques.

Recent shipyard activity has included the construction and delivery of three Jumbo Mark II Class ferries ("Mark II Ferry") for the Washington State Ferry System ("Ferry System"). The third ferry, the MV Puyallup, was delivered at the beginning of the fourth quarter of fiscal year 1999, while the construction of a 70 mega-watt floating electrical power-plant (the "Margarita II") began in the Company's second quarter. In addition to these new construction projects, the Company has engaged in short-term repair, overhaul and phased maintenance work on Government vessels, as well as commercial repair, overhaul and conversion work on container vessels, tankers, fishing industry vessels, cruise ships, barges, tug supply vessels and ferries.

On June 4, 1999, the Company reached a mediated settlement with the Ferry System relating to unpriced engineering and production changes issued by the Ferry System during construction of the Mark II Ferries. Pursuant to the terms of this settlement, the contract price for the three ferries was increased $23.5 million to $205.5 million. The settlement is being reflected as of the close of the Company's 1999 fiscal year and materially affects revenues and earnings for that period. For a more complete discussion of the impact of the settlement, see the "Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in
Item 7 below.

The Company believes that it will continue to perform a substantial amount of maintenance and repair work on commercial and Federal Government vessels engaged in various seagoing trade activities in the Pacific Northwest. This strategy will enable the Company to pursue repair, maintenance, and overhaul work for the vessel fleets operating on Puget Sound (near Seattle) and the Pacific Coast. These include the Washington State Ferry System, the Alaska Marine Highway System, the U.S. Navy, the U.S. Coast Guard, passenger cruise ships, American-flagged cargo carriers, the fishing fleets, tankers, and the tug and barge operators. While the Company may selectively pursue new construction opportunities in the future, its primary near term strategy will be to focus on maintenance and repair activities.

The Company has from time to time considered opportunities to diversify in marine industries and businesses unrelated to the Shipyard. During fiscal year 1999 the Company did not make investments in any related or unrelated businesses.

OPERATIONS OVERVIEW

Repair and Overhaul Operations
The Company's repair and overhaul work ranges from relatively minor repair to major overhauls and often involves the dry-docking of the vessel under repair. The repair and overhaul business opportunities available to domestic, private-sector shipyards, has been impacted by the downsizing and relocation of the active Navy fleet. Also affecting private shipyards is the impact of stationing vessels at Navy home ports, the location of marine accidents, the availability and scheduling of maintenance and overhauls, and conditions within the maritime industry as a whole.

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

Government ship repair and overhaul work is usually awarded through a formal bidding process. The Company also performs repair and overhaul work for the Navy under flexibly-priced contracts. These contracts provide for reimbursement of costs, to the extent allocable and allowable under applicable regulations, and payment of an incentive or award fee based on the customer's judgment of the contractor's performance with respect to certain pre-established criteria. The Government regulates the methods by which overhead costs are allocated to Government contracts. The Company's commercial and Government repair and overhaul contracts contain terms of customer payment determined by mutual agreement. Typically the Company is periodically reimbursed through progress payments based on the achievement of certain agreed to benchmarks subject to a specified level of retention. Some vessel owners contracting for repair, overhaul and new construction work require some form and amount of performance and payment bonding, particularly state agencies.

Construction Operations
During fiscal year 1999, the Company completed production work on its contract with the Ferry System to build three Mark II Ferries by delivering the third vessel, the MV Puyallup on December 28, 1998, two months ahead of its contractual delivery date. The Mark II Ferries are designed to transport 218 automobiles and 2,500 passengers each on the waterways of Puget Sound and are the largest ferries in the Ferry System fleet. The Mark II Ferry program, awarded in fiscal year 1995, will officially end with the completion of the warranty period on the third vessel at the end of the Company's third quarter in fiscal year 2000. The first and second vessels have successfully completed their warranty periods.

In the second quarter of fiscal year 1999 the Company commenced work on a new construction contract with an estimated price of approximately $20.0 million. The contract calls for the construction of a floating electrical power-plant. The contract, awarded in August 1998, was completed on April 30, 1999, subsequent to the Company's fiscal year end of March 28, 1999.

Distribution of Work
The approximate distribution of the Company's Shipyard revenues for each of the last three fiscal years are summarized as follows:

                                     1999   1998   1997
Federal Government                    30%    18%    10%
Commercial                            70%    82%    90%
Total                                100%   100%   100%

The Mark II Ferry program represented 39%, 55%, and 59% of fiscal year 1999, 1998, and 1997 revenues, respectively, was concluded during fiscal year 1999. Mark II Ferry revenue for fiscal year 1999 was significantly influenced by the $24.7 million in additional revenues recorded as a result of the Mark II Ferry project settlement. This settlement had a significant impact both on the volume and nature of the business being conducted in fiscal year 1999, and to the relative contribution of federal government and commercial operations.

Future Operations
The Company plans actively to pursue Government and commercial repair and overhaul opportunities. International construction and repair opportunities are limited because shipbuilders in foreign countries are often subsidized by their governments. These subsidies allow foreign shipyards to enter into production contracts at prices below their actual production costs. Competition for domestic construction and repair opportunities will continue to be intense as certain of the Company's larger competitors have more modern shipbuilding facilities, lower labor cost structures, or access to greater financial resources. The Company is working to maximize its advantages of geographic location, the skills of its experienced workforce and production efficiencies developed from its recently completed construction activities.

Employees
The number of persons employed by the Company varies considerably from time to time depending primarily on the level of Shipyard activity, averaging approximately 866 employees during fiscal year 1999 and totaling approximately 893 employees on March 28, 1999. With respect to the Mark II Ferry project which completed on December 28, 1998, the Company employed an average of approximately 208 on persons this project during fiscal year 1999.

During fiscal year 1999 an average of approximately 748 of the Company's Shipyard employees were covered by a union contract that became effective on November 24, 1997. At March 28, 1999 approximately 772 Company employees were covered under this contract.

In February 1998, the Puget Sound Metal Trades Council (bargaining umbrella for all unions at Todd Pacific) and Todd Pacific were sued in Federal District Court for the Western District of Washington by in excess of 200 employees contending that the collective bargaining agreement entered into by Todd Pacific and the various unions representing these employees had not been properly ratified by the union membership. The lawsuit sought a declaratory judgment that the collective bargaining agreement executed in November 1997 be found null and void. The Puget Sound Metal Trades Council and the plaintiff employees reached a final settlement of this matter, subsequent to the Company's fiscal 1999 year end, in May 1999. The Company has agreed to the terms of the settlement, which do not require any action or monetary contribution by the Company.

Over the past three fiscal years, the Company has increased its labor relations efforts including the establishment of labor/management committees and conflict resolution education for all parties.

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

The Company has an accrued liability of $14.4 million as of March 28, 1999 for environmental matters. As assessments of environmental matters and remediation activities progress, these liabilities are reviewed periodically and adjusted to reflect additional technical, engineering and legal information that becomes available. The Company's estimate of its environmental liabilities is affected by several uncertainties such as, but not limited to, the method and extent of remediation of contaminated sites, the percentage of material attributable to the Company at the sites relative to that attributable to other parties, and the financial capabilities of the other Potentially Responsible Parties ("PRP") at most sites. The Company's estimate of its environmental liabilities is also affected as additional information becomes known regarding alleged damages from past exposure to asbestos at Company facilities. The Company is covered under its various insurance policies for some, but not all, potential environmental liabilities. See Item 3. Legal Matters, Item 7. Management's Discussion and Analysis and
Note 11 of the Notes to Consolidated Financial Statements for further information regarding the Company's environmental matters.

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

Backlog
At March 28, 1999 the Company's backlog consists of approximately $46 million of construction, repair and overhaul work. This compares with backlogs of $47 million and $85 million at March 29, 1998 and March 30, 1997 respectively. With the completion of the Mark II Ferry project in December 1998, the Company's backlog position is primarily attributable to firm repair and overhaul work scheduled for completion in fiscal year 2000. Backlog reported in fiscal years 1998 and 1997, were significantly influenced by the remaining work to be completed on the Mark II Ferries.

In May 1996, the Company was awarded a cost-type contract for phased maintenance repairs to four Navy supply ships currently scheduled over eleven availabilities in five years. The notional value of the contract is $79 million of which $44 million had been recorded as revenue, cumulatively, as of March 28, 1999.

In January 1999, the Company was awarded a five year cost-type contract for phased maintenance work by the Department of Navy. The notional value of the contract is approximately $100 million and gives the Navy options to have the Company perform repair and maintenance work on three separate nuclear aircraft carriers at Puget Sound Naval Shipyard in Bremerton, Washington. Work on the first ship availability started in April, 1999.

Since work under both of these Navy contracts is at the option of the Navy, the Company cannot provide assurance as to the timing or level of work that may be performed as part of these contracts, therefore, projected revenues from these contracts are not included in the Company's backlog.

The Company is working to identify and win additional repair, maintenance, and conversion work that would match the Shipyard's production capacity.

INVESTMENTS AND ACQUISITIONS
The Company has from time to time pursued opportunities to diversify its business, in areas such as metal fabrication, marine transportation, other marine industries and businesses unrelated to the Shipyard.

The Company continues to evaluate suitable investment opportunities which it believes will appropriately utilize the Company's resources. During fiscal year 1999 the Company did not make any investments in other businesses, either related or unrelated to the Shipyard activities.

ITEM 2. PROPERTIES

During fiscal year 1999 the Company sold an out of service drydock that had been stored at the Company's facility on Harbor Island. The drydock, purchased in fiscal year 1998 was sold to a foreign shipyard on a non-compete installment sale basis. The Company's lease on the wood drydock expires in September 1999. The Company is currently evaluating several factors, including, but not limited to, management's plans for future operations, recent operating results and projected cash flows to determine if the lease will be extended. The design capacities of the Company's three drydocks, all of which are located at the Shipyard, are as follows:

              Year       Type       Max.Displacement      Date of Lease
Name         Built   Owned Leased   Capacity(in tons)      Expiration
Emerald Sea  1970        Steel        40,000                     -
YFD-70       1945        Steel        17,500               4/15/01
YFD-54       1943        Wood          5,700               9/30/99

The Company is required to maintain Navy certification on its drydocks and cranes in order to qualify its facilities to bid on and perform work under certain Navy and United States Coast Guard ("Coast Guard") contracts. The Company's current certification for the drydocks listed above are 30,000 tons, 14,000 tons and 4,205 tons, respectively. While such certification is less than the maximum design capacity, it is sufficient to allow the Company to perform work on all non-nuclear U.S. Navy vessels homeported in Puget Sound, as well as all Coast Guard vessels. The Company also maintains certification of its cranes.

The Company believes that its owned and leased properties at the Shipyard are in reasonable operating condition given their age and usage, although, from time to time, the Company has been required to incur substantial expenditures to ensure the continuing serviceability of its owned and leased machinery and equipment.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. Fines and penalties may be imposed for non-compliance with these laws. Such laws and regulations may expose the Company to liability for acts of the Company which are or were in compliance with all applicable laws at the time such acts were performed. The Company faces potential liabilities in connection with the alleged presence of hazardous waste materials at certain of its closed shipyards, at its Shipyard and at several sites used by the Company for disposal of alleged hazardous waste.
The Company is identified as a PRP by the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA," commonly known as the "Superfund") in connection with matters pending at four Superfund sites. Additionally, the Company has been named as a PRP for four Superfund cases where the Company has asserted that its liability was discharged when it emerged from bankruptcy in 1990.
In addition to the four pending Superfund matters, the Company is subject to suits, claims and proceedings brought by state agencies and others seeking contribution towards remediation of alleged environmental impairments at two additional sites, one of which was settled subsequent to the end of fiscal year 1999.
Generally these environmental claims relate to sites used by the Company for disposal of alleged hazardous waste, although one matter, which has been settled, related to a site in which the allegations are predicated upon the Company's prior ownership of a shipyard property. The matters relating to the Harbor Island site, at which the Company's Shipyard is located, are discussed below. Reference is made to Note 11 of the Notes to the Consolidated Financial Statements in Item 8 below for information with respect to all pending suits, claims and proceedings, including four as to which the Company believes it has no or only nominal liability.
Harbor Island Site
The Company and several other parties have been named as PRPs by the EPA pursuant to CERCLA in connection with the documented release or threatened release of hazardous substances, pollutants and contaminants at the Harbor Island Superfund Site, (the "Harbor Island Site"). Included in the Company's $14.4 million total reserve for environmental matters is a reserve of $10.8 million to address the Harbor Island Site.
To date, the EPA has separated the Harbor Island Site into three operable units that affect the Company: the Soil and Groundwater Unit (the "Soil Unit"), the Shipyard Sediments Operable Unit (the "SSOU") and the Sediments Operable Unit (the "SOU"). The Company, along with a number of other Harbor Island PRPs, received a Special Notice Letter from the EPA on May 4, 1994 pursuant to section 122 (e) of CERCLA. The Company entered into a Consent Decree for the Soil Unit in September 1994 under which the Company has agreed to remediate the designated contamination on its property. Removal of floating petroleum product from the water table began in October 1998 and will continue throughout fiscal year 2000. The Company and the EPA are currently negotiating the extent and methodology of the soil remediation. The Company estimates remediation of the entire Soil Unit will take approximately 18 to 24 months from the clean-up start date.
In the third quarter of the fiscal year 1997, the EPA issued its Record of Decision ("ROD") for the SSOU. The ROD identifies four alternative solutions for the SSOU remediation and identifies the EPA's selected solution. The Company and the EPA are negotiating the scope and extent of testing and evaluation necessary to determine the extent of the clean-up of the SSOU. The parties have not agreed to a remedial design for the SSOU. The Company believes that the timing and cost of the SSOU clean up will remain significantly uncertain until a remedial design has been finalized with the EPA that identifies the scope of remediation and the method of sediment disposal.
In January 1998, the Company was notified by the EPA that testing would be required in the West Waterway of the Duwamish River outside the borders of the SSOU as part of the SOU. The Company in May 1998 entered into an Order of Consent to perform certain limited testing as part of the SOU investigation. The EPA is in the process of reviewing the results of the testing and plans to release their findings during the summer of 1999.
Other
The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities. The Company has approximately 243 cases involving 493 plaintiffs pending against it, together with other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers and equipment manufacturers, involving injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company and its insurers are vigorously defending these actions. Most of these cases have been filed since 1991 by heirs of retired employees or employees of subcontractors who allegedly worked at Company sites, and allege contact with asbestos for varying periods of time and allege that such exposure caused illness and/or death. The cases are generally filed with multiple claimants and multiple defendants and are generally insured matters. Suits of this nature generally seek amounts in excess of $100,000 on behalf of each claimant as against all defendants and claims resolved to date have been settled for immaterial amounts. By their very nature, civil actions relating to toxic substances vary according to the cases' fact patterns, jurisdiction and other factors. Accordingly, the Company cannot predict the eventual number of such cases or their eventual resolution. The Company has included an estimate of its potential liability for these issues in its environmental reserves.

In February 1998, the Puget Sound Metal Trades Council (bargaining umbrella for all unions at Todd Pacific) and Todd Pacific were sued in Federal District Court for the Western District of Washington by in excess of 200 employees contending that the collective bargaining agreement entered into by Todd Pacific and the various unions representing these employees had not been properly ratified by the union membership. The lawsuit sought a declaratory judgment that the collective bargaining agreement executed in November 1997 be found null and void. The Puget Sound Metal Trades Council and the plaintiff employees reached a final settlement of this matter, subsequent to the Company's fiscal 1999 year end, in May 1999. The Company has agreed to the terms of the settlement, which do not require any action or monetary contribution by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of fiscal year 1999.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

The Company's stock is listed on the New York Stock Exchange (the "NYSE"). The following table sets forth for the fiscal quarters indicated the high and low composite sales prices of the stock as reported by the NYSE.

Quarter Ended                               High        Low
June 29, 1997                               5.88       3.75
September 28, 1997                          4.88       3.88
December 28, 1997                           5.38       3.63
March 29, 1998                              6.00       3.88
June 28, 1998                               7.50       5.00
September 27, 1998                          6.38       4.13
December 27, 1998                           5.69       4.50
March 28, 1999                              6.00       4.31

On June 11, 1999 the high and low prices of the Company's common stock on the NYSE were $6.00 and $5.75, respectively.

At June 11, 1999 there were approximately 2,600 holders of record of the outstanding shares of common stock. The Company does not presently anticipate the declaration of dividends.

ITEM 6.  SELECTED FINANCIAL DATA  (In thousands of dollars,
                                   except per share data)

The following table summarizes certain selected consolidated financial data of the Company which should be read in conjunction with the accompanying consolidated financial statements of the Company included in Item 8.

                        March 28,  March 29,  March 30,  March 31,  April 2,
                            1999       1998       1997       1996      1995

Revenue (1)            $ 106,189   $109,537   $114,398   $101,687   $69,096
Income (loss)
 from operations (2)      10,222     3,197    (25,793)     1,017      (393)
Income (loss)
 before cumulative
 effect of change
 in accounting
 principle (2)(3)         17,394     8,103    (21,253)     4,132     3,402
Cumulative effect
 of change in
 accounting
 principle (4)                 -         -          -          -       438
Net income(loss) (2)(3)   17,394     8,103    (21,253)     4,132     3,840

Per share of common stock
Income (loss)
 before cumulative
 effect of change
 in accounting
 principle
 Basic EPS                  1.76       0.82      (2.14)      0.42     0.32
 Diluted EPS                1.75       0.82      (2.14)      0.41     0.32
Cumulative effect of change
 in accounting principle (4)   -          -          -          -     0.04
 Basic EPS                  1.76       0.82      (2.14)      0.42     0.36
 Diluted EPS                1.75       0.82      (2.14)      0.41     0.36

Financial position:
Working capital           57,556     44,400     33,245     48,880   50,704
Fixed assets              19,026     21,565     24,477     26,499   24,552
Total assets             129,456    116,873    115,789    120,571  110,924

Stockholders
 equity                   71,088     56,813     47,940     67,380   62,433

(1) As discussed in greater detail in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Mark II Ferry Contract" the Company's 1999 revenues include $23.5 million arising from an increase in the contract price relating to the adjustment of the contract price for construction of three jumbo ferries, substantially offsetting contract losses, before general and administrative expenses, aggregating approximately $24.6 million recognized by the Company under the prior contract terms. A substantial portion of these contract losses were recognized during the Company's 1997 fiscal year.

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

(4) Effective April 4, 1994 the Company changed its method of accounting for general and administrative costs from recognizing these expenses as contract costs to recognizing them as incurred. The change in method reflects the change, over time, in the Company's business from predominately longer term Department of Defense contracts to predominately shorter term commercial and Government contracts. This change has been applied to general and administrative costs of prior years and resulted in a cumulative effect credit of $438 thousand ($0.04 per share) at the time of adoption.

ITEM 7.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Notes to Consolidated Financial Statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith. The following discussion and analysis of financial condition and results of operations contains forward-looking statements which involve risks and uncertainties.
The Company's actual results in future periods may differ significantly from the results discussed in or anticipated by such forward looking statements. Certain factors which may impact results for future periods are discussed below under the captions "Overview - Profitability," and "Environmental Matters." Readers should also consider the statements and factors discussed under the caption "Operations Overview" in Item 1 of the Company's Form 10-K Annual Report filed with the Securities and Exchange Commission for the fiscal year ended March 28, 1999, and in the Notes to the Company's Consolidated Financial Statements for the fiscal year then ended.

Overview

During fiscal year 1999 the Company recorded operating income of $10.2 million on revenue of $106.2 million. Operating income for the year was primarily attributable to the mediated settlement the Company reached with the Washington State Ferry System (the "Ferry System") relating to costs incurred in constructing three Jumbo Mark II Ferries. Under terms of the settlement, Todd and the Ferry System agreed to increase the total 3 ship contract value to $205.5 million from its original value of $182.0 million. The $23.5 million contract price increase arises from unpriced engineering and production changes issued by the Ferry System during the construction of the Jumbo Mark II Ferries, which began in 1995.

Along with the $23.5 million increase in contract price, the Company was able to record $1.2 million in additional revenue associated with tasks completed under the original contract value that it had not been able to recognize previously. These amounts contributed $24.7 million to reported revenue and approximately $24.0 million to operating income, after settlement expenses, for the year ending March 28, 1999. This additional revenue and operating income allowed the Company to reverse $18.0 million of Jumbo Mark II contract losses recorded in previous fiscal years and an additional $4.8 million in current fiscal year contract losses that had been recorded through the Company's third quarter.

In addition to the Ferry System settlement, the Company recognized in fiscal year 1999 a $4.5 million non-operating gain on the 1993 sale of its Galveston shipyard facilities. In December 1993, the Company received $5.4 million of special revenue bonds upon the sale of its Galveston facility. In the third quarter of fiscal year 1999, the Company received notice that the remaining bonds would be called for redemption. The Company had been recognizing the gain on the sale as each bond matured, and had previously recorded revenue of $0.9 million on this sale. The Company recognized the remaining gain of $4.5 million during the third quarter of fiscal year 1999.

The Company also recognized a net gain of $2.2 million from the sale of available-for-sale securities, and $2.3 million in non-operating investment income during fiscal year 1999. These amounts along with the gain reported from the sale of the Company's Galveston shipyard facility, resulted in net income for the year, before tax, of $19.2 million.

Mark II Ferry Contact

On June 4, 1999 the Company reached a meditated settlement with the Washington State Ferry System (the "Ferry System") relating to costs incurred in constructing three Jumbo Mark II Ferries. Under terms of the settlement, Todd and the Ferry System agreed to increase the total 3 ship contract value to $205.5 million from its original value of $182.0 million. The $23.5 million contract price increase arises from unpriced engineering and production changes issued by the Ferry System during the construction of the Jumbo Mark II Ferries, which began in 1995.

Prior to the settlement, the Company had previously estimated on December 27, 1998, that it would incur contract costs, excluding general and administrative expenses, in excess of contract prices by $22.8 million. During the fourth quarter of fiscal year 1999, the Company incurred an additional $1.8 million in contract costs in excess of contract prices, bringing the total contract loss to approximately $24.6 million prior to recognition of the settlement revenue.

The Company claimed that a significant portion of the increased contract costs related to high levels of engineering and production changes directed by the Ferry System. These customer directed changes continued throughout the production process and caused production rework, and delays and disruptions. These changes resulted in increased production costs for the entire three ship ferry construction project.

During this period, the Company could not reasonably predict the outcome of any potential future negotiations with the Ferry System on these unpriced changes. Because of this, the Company was unable to include any estimates of possible recoveries in its program cost estimates. This resulted in the Company disclosing contract losses on the three ship ferry project as early as fiscal year 1997.

However, during fiscal year 1999 the Company completed an extensive cost analysis of both the direct costs and related production schedule impact costs resulting from these customer directed changes. As a result of this analysis, the Company believed it was owed approximately $43 million plus the cost of capital. This amount was in addition to the original contract value of $182 million.

The Ferry System conducted a fact finding review of this cost analysis that began in the third quarter of fiscal year 1999 and continued through the balance of the fiscal year. This fact finding phase allowed the Ferry System an opportunity to discuss and review in more detail the basis for the Company's cost analysis.

During the fourth quarter of fiscal year 1999, the Company and the Ferry System agreed to a mediation process that lead to the recent settlement. The settlement, which was unanimously approved by the Company's Board of Directors, effectively ends the four year construction contract. While the settlement reverses the majority of the Company's previously recorded contract losses, it does not recover the estimated general and administrative expenses that would have been allocated to the contract during its production phase.
As of March 28, 1999, the Company estimated that it had incurred approximately $17.9 million in general and administrative expenses, during the four year project, that are allocable to the Mark II Ferry project. These costs will not be recovered.

With the settlement on June 4, 1999, the only contractual obligation remaining for the Company on the Mark II Ferry project is to perform repair work that may arise during the balance of the warranty period on the third ferry, the MV Puyallup, which expires on December 28, 1999. As of March 28, 1999, the Company had provided $1.5 million in contract and warranty reserves. These reserves will cover costs associated with warranty, mediation, and other post-delivery costs, not associated with warranty, that the Company expects to incur in fiscal year 2000. The Company will review its reserve estimates during the balance of the warranty period and may revise its warranty reserves as needed.

Power Barge Contract

In the second quarter of fiscal year 1999, the Company commenced work on a new construction contract with an estimated price of approximately $20.0 million. The contract calls for the construction of a floating electrical power plant (the "Margarita II"), 206 feet long and capable of developing 70 mega-watts of electricity.

The Margarita project, was approximately 85% complete at March 28, 1999. During the fourth quarter of fiscal year 1999, the Company experienced significant contract cost growth in both labor hours and material to maintain production schedule deadlines and perform customer directed change orders. The Company currently estimates that total contract costs, before general and administrative expense, will now exceed contract prices by $3.3 million.

As of March 28, 1999, the Company claimed it was owed approximately $3.5 million in customer directed change orders. Since the Company cannot reasonably predict the outcome of any future negotiations with its customer on these change orders, it has not included any estimates of possible recoveries in its above mentioned program loss estimates.

On April 30, 1999, subsequent to the Company's fiscal year end, the Margarita was delivered to its owner. At the time of delivery, approximately $5.2 million was placed in an escrow trust account by the vessel's owner to secure the $3.5 million in non-negotiated customer directed change orders, plus an additional $1.7 million, which represents the final payment that was due at vessel delivery under the original contract terms.

The Company has been working with the vessel's owner, since delivery, to resolve the issues regarding the directed change orders. If the Company and the vessel owner cannot reach an agreement that is acceptable to both parties, the contract specifically provides for a binding arbitration process to take place. The Company cannot predict the outcome of this negotiation and arbitration process at this time.

At March 28, 1999, the Company had recorded a forward loss reserve of approximately $0.7 million to cover the remaining costs to complete the project. The Company will review its reserve estimates during the balance of the warranty period and may revise its reserves as needed.

Business Volume and Backlog

At March 28, 1999 the Company's backlog consists of approximately $46 million of construction, repair and overhaul work. This compares with backlogs of $47 million and $85 million at March 29, 1998 and March 30, 1997 respectively. With the completion of the Mark II Ferry project in December 1998, the Company's backlog position is primarily attributable to firm repair and overhaul work scheduled for completion in fiscal year 2000. Backlog reported in fiscal years 1998 and 1997, were significantly influenced by the remaining work to be completed on the Mark II Ferries.

In May 1996, the Company was awarded a cost-type contract for phased maintenance repairs to four Navy supply ships currently scheduled over eleven availabilities in five years. The notional value of the contract is $79 million of which $44 million had been recorded as revenue, cumulatively, as of March 28, 1999.

In January 1999, the Company was awarded a five year cost-type contract for phased maintenance work by the Department of Navy. The notional value of the contract is approximately $100 million and gives the Navy options to have the Company perform repair and maintenance work on three separate nuclear aircraft carriers at Puget Naval Shipyard in Bremerton, Washington. Work on the first ship availability started in April, 1999.

Since work under both of these Navy contracts is at the option of the Navy, the Company cannot provide assurance as to the timing or level of work that may be performed as part of these contracts, therefore, projected revenues from these contracts are not included in the Company's backlog.

The Company is working to identify and win additional repair, maintenance, and conversion work that would match the Shipyard's production capacity.

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

Year to year comparisons

1999 Compared with 1998

Net income for fiscal year 1999 increased by $9.3 million from fiscal year 1998 levels as a result of the following components.

Revenues
Revenues for fiscal year 1999 were significantly influenced by the $24.7 million in additional revenues recorded as a result of the mediated settlement between the Ferry System and the Company relating to the Mark II Ferries.
1999 revenues reflect only a $3.3 million (3%) decrease compared to the prior fiscal year as a result of these additional Mark II revenues. For fiscal year 1999, Mark II revenues including the additional $24.7 million in settlement revenues, decreased $23.0 million from fiscal year 1998 levels, resulting from the completion of the production phase of the contract. Offsetting this decrease in Mark II revenue were increases in other new construction revenue of $15.7 million and increases in commercial and government repair and maintenance revenue of $4.1 million, resulting in the net decrease in fiscal year 1999 revenues of $3.3 million.

Cost of Revenues
Cost of revenues for fiscal year 1999 decreased $17.4 million (19%) from fiscal year 1998. The decrease in fiscal year 1999 cost of revenues is primarily attributable to a reduction in Mark II cost of revenue of $39.5 million resulting from the completion of the production phase of the contract. Offsetting this decrease in Mark II cost of revenue were increases in other new construction cost of revenue of $15.8 million and increases in commercial and government repair and maintenance cost of revenue of $6.4 million.

Administrative and Manufacturing Overhead
Administrative and manufacturing overhead decreased $1.3 million (5%) in fiscal year 1999 when compared to fiscal year 1998. The decrease, which was less significant than the decrease in cost of revenues, reflects the Company's ability over the past several fiscal years to reduce administrative and manufacturing costs, thus making it more difficult to obtain similar reductions in marginal variable costs each successive fiscal year.

Contract Reserves Activity
During fiscal year 1999 the Company utilized $5.4 million in previously recorded contract forward loss reserves that were used to offset additional contract cost growth in completing the Mark II contract this year. Partially offsetting this utilization, the Company provided an additional $2.1 million in contract and warranty reserves at the end of fiscal year 1999. These reserves will offset additional fiscal year 2000 costs estimated to complete the Margarita II and to cover mediation costs resulting from the Company's settlement with the Ferry System on the Mark II project, as well as warranty and other miscellaneous post-delivery costs associated with the completion of the Mark II project.

The $5.4 utilized during fiscal year 1999, offset by the additional $2.1 million provided, results in the $3.3 million net utilization reported for the year. This compares with fiscal year 1998 net contract reserve utilization of $6.1 million.

Provision for Environmental Reserves
The Company did not provide additional reserves for environmental liabilities during fiscal year 1999. During fiscal year 1998, the Company added $0.5 million to its environmental reserves for estimated clean-up costs.

Investment and Other Income
Investment and other income in fiscal year 1999 increased by $3.5 million (109%) from the previous fiscal year. This increase was primarily attributable to the Company recognizing the remaining $4.5 million gain on the 1993 sale of its Galveston shipyard facility.

Gain on sale of available-for-sale security
Gains on the sale of available-for-sale securities increased $2.0 million in fiscal year 1999 when compared to fiscal year 1998.

Income Taxes
For fiscal year 1999, the Company recognized $1.8 million in income tax expense after applying available net operating loss carryforwards and business tax credits. This represents an increase of $3.3 million in income tax expense when compared to fiscal year 1998. In fiscal year 1998, the Company recognized an income tax benefit of $1.5 million resulting from a net operating loss carryback.

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

To date, the EPA has separated the Harbor Island Site into three operable units that affect the Company: the Soil and Groundwater Unit (the "Soil Unit"), the Shipyard Sediments Operable Unit (the "SSOU") and the Sediments Operable Unit (the "SOU"). The Company, along with a number of other Harbor Island PRPs, received a Special Notice Letter from the EPA on May 4, 1994 pursuant to section 122 (e) of CERCLA. The Company entered into a Consent Decree for the Soil Unit in September 1994 under which the Company has agreed to remediate the designated contamination on its property. Removal of floating petroleum product from the water table began in October 1998 and will continue throughout fiscal year 2000. The Company and the EPA are currently negotiating the extent and methodology of the soil remediation. The Company estimates remediation of the entire Soil Unit will take approximately 18 to 24 months from the clean-up start date.

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

The Company has approximately 243 cases involving 493 plaintiffs pending against it, together with other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers and equipment manufacturers, involving injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company and its insurers are vigorously defending these actions. By their very nature, civil actions relating to toxic substances vary according to the cases' fact patterns, jurisdiction and other factors. Accordingly, the Company cannot predict the eventual number of such cases or their eventual resolution. The Company has included an estimate of its potential liability for these issues in its environmental reserves. Potential additional future expenses related to alleged damages from past exposure to toxic substances is not quantifiable due to uncertainties of the number of cases, the extent of alleged damages, the population of claimants and size of any awards and/or settlements.

The Company spent $0.6 million, net of insurance recoveries, in fiscal year 1999 for site remediation and other matters. Most of these expenditures were related to the Shipyard and for judgments and settlements of civil matters relating to toxic substances. While the Company expects to spend larger amounts in future years, the timing of such expenditures is impossible to predict due largely to uncertainties relating to remediation of the Harbor Island facility.

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

The Company's financial statements as of March 28, 1999 reflect reserves of $14.4 million. The Company has recorded a non-current asset of $2.7 million to reflect a contractual arrangement with an insurance company to share costs for certain environmental matters. The Company is negotiating with its insurance carriers and certain prior landowners and operators for past and future remediation costs. In addition, the Company believes that the Government may be obligated to contribute to a share of clean-up costs for certain sites. However, the Company has not recorded any receivables for any amounts that may be recoverable from such negotiations or other claims.

Actual costs to address the Soil Unit, SSOU and SOU and other environmental sites and matters will depend upon numerous factors, including the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, technological developments and changes in environmental laws and regulations.

The effect of resolution of environmental matters on results of operations, liquidity, capital resources or on the consolidated financial condition of the Company cannot be predicted due to the uncertainty concerning both the amount and timing of future expenditures. No assurance can be given that the Company's $14.4 million reserve as of March 28, 1999 is adequate to cover all potential environmental costs the Company could incur.

Liquidity, Capital Resources and Working Capital

At March 28, 1999, the Company's cash balance was $12.3 million, compared to $5.3 million at March 29, 1998. Securities available for sale balances were $23.8 million and $29.5 million at March 28, 1999 and March 29, 1998, respectively.

Net cash provided by operating activities was $3.8 million for the year ended March 28, 1999 and consisted primarily of net income of $17.4 million, depreciation and amortization, and decreases in costs and estimated profits in excess of billings offset by increases in accounts receivable and decreases in reserves for contract losses and environmental. Net cash used in operating activities was $5.5 million for the year ended March 29, 1998 and consisted primarily of increases in costs and estimated profits in excess of billings, contract loss reserves, accounts payable, and deferred pension assets offset by net income of $8.1 million, depreciation and amortization, and increases in other assets.

Net cash provided by investing activities was $1.7 million and $8.4 million for the years ended March 28, 1999 and March 29, 1998, respectively, and consisted primarily of sales and maturities of marketable securities offset by purchases of marketable securities and capital equipment. The Company has maintained capital expenditures at approximately $1 million per year the past several years which continues a trend in capital expenditure reductions which started in fiscal year 1996 when the Company completed substantial investments in Shipyard modifications to accommodate the Mark II Ferry construction project. These expenditures are in addition to ongoing repair and maintenance expenditures in the Shipyard of $3.2 million, $2.4 million, and $3.2 million in fiscal years 1999, 1998 and 1997, respectively.

Net cash provided by financing activities was $1.5 million for the year ended March 28, 1999 compared to net cash used in financing activities of $1.8 million for the year ended March 28, 1999. Cash related to financing activities consisted primarily of activities related to funding and subsequent release of escrow amounts on the Mark II Ferry Project.

During the fourth quarter of fiscal year 1999, Todd Pacific cancelled its annually renewable $3.0 million revolving credit facility. The Company cancelled the credit facility shortly after the delivery of the third Mark II Ferry. With the completion of the Mark II Ferry project the Company has determined that the credit facility is no longer needed to fund current operational cash flow needs. With the cancellation of its credit facility, the Company had no outstanding borrowings as of March 28, 1999. Total outstanding borrowings against this credit facility as of March 29, 1998 were $1.1 million.

Based upon its cash position described above and anticipated fiscal year 2000 cash flow, the Company believes it has sufficient liquidity to fund operations for fiscal year 2000.

Year 2000

The Year 2000 issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using
"00" as the year 1900 rather than the year 2000.   If not addressed, the
direct result of the year 2000 issue could be a system failure or miscalculations, causing disruption of operations, including a temporary inability to process customer transactions, order parts and supplies, accurately track inventory and revenue, or engage in similar normal business activities.

The Company believes that all of its financial, manufacturing and material procurement systems and embedded chip technology in its' various operating equipment are Year 2000 compliant, and expects that its total costs to make all its systems Year 2000 compliant will be less than $150,000. The Company has contacted its major inventory suppliers plus other vendors and suppliers with which its systems interface and exchange data or upon which it business depends, such as banks, power and communications providers, maintenance providers and other service suppliers. These efforts are designed to minimize the extent to which the Company's business will be vulnerable in the event of the failure of these third parties to remedy their own Year 2000 issues.

Although initial testing (following program modifications) has shown the Company's hardware and software to be Year 2000 compliant, some additional programming testing will continue and are not scheduled to be completed until August 31, 1999.

Management believes that sourcing from alternative vendors that are Year 2000 compliant will minimize any potential interruption in product, if one or more vendors are not able to deliver product in accordance with terms of any purchase order. The local power companies servicing the facilities where the Company operates have acknowledged Year 2000 compliance. The Company has determined that its back-up generators cannot provide a sufficient secondary source of power.

The Company's contingency plans are currently under development and expected to be completed by September 30, 1999. Such plans will include, but not be limited to: 1) power disruption, 2) vendor replacement, 3) communication alternatives, 4) manual processes for temporary delays resulting from programming changes to correct unforeseen Year 2000 problems. No major Information Technology projects have been deferred due to Y2K compliance activities.

Costs of the Year 2000 project and the estimated completion date are based on management's best estimates, which are derived utilizing numerous assumptions. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from the estimates. Specific factors that might cause material differences include, but not limited to, the availability and cost of outside programmers and computer consultants.

The Company's failure to implement its Year 2000 corrections in a timely fashion or in accordance with its current cost estimates, or the failure of third-party vendors to correct their Year 2000 problems, could have a material adverse effect on the Company's business, financial condition and operating results.

Labor Relations

In February 1998, the Puget Sound Metal Trades Council (bargaining umbrella for all unions at Todd Pacific) and Todd Pacific were sued in Federal District Court for the Western District of Washington by in excess of 200 employees contending that the collective bargaining agreement entered into by Todd Pacific and the various unions representing these employees had not been properly ratified by the union membership. The lawsuit sought a declaratory judgment that the collective bargaining agreement executed in November 1997 be found null and void. The Puget Sound Metal Trades Council and the plaintiff employees reached a final settlement of this matter, subsequent to the Company's fiscal 1999 year end, in May 1999. The Company has agreed to the terms of the settlement which do not require any action or monetary contribution by the Company.

Workers Compensation Insurance

Federal law requires that a maritime employer have Longshore and Harbor Workers' Act workers' compensation insurance if it is to operate a business. Beginning in October 1998, the Company changed insurance carriers for its workers' compensation insurance and entered a new program that provides for a fixed annual rate per $100 of covered payroll. The new coverage contains terms and rates which are more favorable to the Company than the previous insurer's program.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company does not have any derivative financial instruments as of March 28, 1999, nor does it presently plan to in the future. However, the Company is exposed to interest rate risk. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities. The Company's interest income is most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents and marketable securities. The Company's marketable securities are also subject to the inherent financial market risks and exposures of the related debt and equity securities in both U.S. and foreign markets.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See following page.

REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Todd Shipyards Corporation

We have audited the accompanying consolidated balance sheets of Todd Shipyards Corporation and subsidiaries (the "Company") as of March 28, 1999 and March 29, 1998 and the related consolidated statements of operations, cash flows and stockholders' equity, for each of the three years in the period ended March 28, 1999. Our audits also included the financial statement schedule listed on the index at item 14(a). The financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all, material respects, the consolidated financial position of Todd Shipyards Corporation and subsidiaries at March 28, 1999 and March 29, 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 28, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Seattle, Washington                           /s/Ernst & Young LLP
June 9, 1999

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 28, 1999 and March 29, 1998
(In thousands of dollars)
                                                 1999     1998
ASSETS
Cash and cash equivalents                    $ 12,332 $  5,317
Restricted cash                                 5,507    7,011
Securities available-for-sale                  23,823   29,524
Accounts receivable, less allowance for
 losses of $184 and $662, respectively
  U.S. Government                               2,977    2,930
  Other                                        30,371    4,203
Costs and estimated profits in excess of
 billings on incomplete contracts               2,819   16,193
Inventories                                     2,270    1,308
Other                                             717      292
Total current assets                           80,816   66,778

Property, plant and equipment, net             19,026   21,565

Deferred pension asset                         24,782   21,786
Other                                           4,832    6,744
Total assets                                 $129,456 $116,873

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accruals                $  7,849 $  7,304
Payrolls and vacations                          3,807    4,090
Accrual for loss on contract                    2,138    5,444
Billings in excess of costs and estimated
 profits on incomplete contracts                4,423    2,351
Taxes other than income taxes                   1,348    1,345
Income taxes                                    3,695    1,844
Total current liabilities                      23,260   22,378

Environmental reserves                         14,416   16,065
Accrued post retirement health benefits        20,692   21,617
Total liabilities                              58,368   60,060

Stockholders' equity:
Common stock $.01 par value-authorized
  19,500,000 shares, issued 11,956,033
  shares at March 28, 1999 and March 29, 1998,
  and outstanding 9,910,180 at March 28, 1999
  and at March 28, 1998                           120      120
Paid-in capital                                38,181   38,181
Retained earnings                              42,586   25,192
Accumulated other comprehensive income           (182)   2,937
Less treasury stock                             9,617    9,617
Total stockholders' equity                     71,088   56,813
Total liabilities and stockholders'
 equity                                      $129,456 $116,873

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended March 28, 1999, March 29, 1998, and March 30, 1997
(In thousands of dollars, except per share amounts)

                                     1999      1998      1997
Revenues                          $106,189  $109,537  $114,398
Operating Expenses:
 Cost of revenues                   73,393    90,818    93,982
 Administrative and
  manufacturing overhead            25,880    27,168    30,459
 Contract reserve                   (3,306)   (6,056)   11,500
 Provision for environmental
  reserves                               -       536     4,250
 Other - Insurance                       -    (6,126)        -
 Subtotal                           95,967   106,340   140,191
Operating Income (Loss)             10,222     3,197   (25,793)

Investment and other income          6,777     3,239     2,802
Gain on sale of securities           2,225       190     1,738

Income (Loss) Before
 Income Tax                         19,224    6,626    (21,253)
Income Tax (Benefit) Expense         1,830   (1,477)         -

Net Income (Loss)                  $17,394 $  8,103   $(21,253)

Net Income (Loss) per Common Share:

Basic EPS                          $  1.76 $   0.82   $ (2.14)
Diluted EPS                        $  1.75 $   0.82   $ (2.14)

Weighted Average Number of Shares
 (thousands)
Basic EPS                            9,910     9,910     9,910
Diluted EPS                          9,962     9,919     9,910

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 28, 1999, March 29, 1998, and March 30, 1997 (in thousands of dollars)
                                     1999      1998      1997
OPERATING ACTIVITIES:
Net income (loss)                 $ 17,394  $  8,103  $(21,253)
Adjustments to reconcile net
 income (loss) to net cash
 provided by (used in)
 operating activities:
  Depreciation and amortization      3,387     3,479     3,589
  Increase (decrease) in contract
   loss reserves                    (3,306)   (6,056)   11,500
  Decrease (increase) in costs
   and estimated profits in
   excess of billings on
   incomplete contracts             13,374    (8,328)    7,198
  Increase (decrease) in
   environmental reserves           (1,649)      166     4,813
  Decrease (increase) in accounts
   receivable                      (26,215)     (736)    2,633
  Increase (decrease) in accounts
   payable and accruals                545    (2,149)   (2,378)
  Increase in deferred pension
   asset                            (2,996)   (2,222)   (2,363)
  Increase in other assets           1,912     1,847      (426)
  Other                              1,331       359       629

Total adjustments                  (13,617)  (13,640)   25,195

Net cash provided by (used in)
 operating activities                3,777    (5,537)    3,942

Cash flows from investing
 activities:
Purchases of marketable securities (13,295) (10,742) (14,365) Maturities of marketable
  securities                         4,500     3,117     7,580
Sales of marketable securities      13,428    17,799     3,607
Capital expenditures                  (848)   (1,198)   (1,835)
Other                               (2,051)     (554)      416
Net cash provided by (used in)
 investing activities                1,734     8,422    (4,597)

Cash flows from financing
  activities:
Decrease (increase) in cash
  restricted to secure bid and
  performance bonds                  1,504    (1,801)   (3,664)

Net cash provided by (used in)
 financing activities                1,504    (1,801)   (3,664)

Net increase (decrease) in cash
 and cash equivalents                7,015     1,084    (4,319)
Cash and cash equivalents at
 beginning of period                 5,317     4,233     8,552
Cash and cash equivalents at
  end of period                   $ 12,332  $  5,317   $ 4,233


Supplemental disclosures of cash flow information:
  Cash paid during the year for:
  Interest                          $  119  $     73   $    27
  Income taxes                           -        56       291

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended March 29, 1998, March 30, 1997, and March 31, 1996
(in thousands of dollars)

                       Accumulated
                          Other
                     Comprehensive Common  Paid-in  Retained Treasury  Total
                          Income   Stock   Capital  Earnings   Stock   Equity
Balance at
 March 31, 1996         $   354    $120    $38,181  $38,342  $(9,617) $67,380

Net loss for the year
 ended March 30, 1997         -       -          -  (21,253)       -  (21,253)
Net change in
 unrealized gains
 (losses)on available-
 for-sale securities      1,813       -          -        -        -    1,813

Total comprehensive
 income                                                               (19,440)
Balance at
 March 30, 1997           2,167     120     38,181   17,089   (9,617)  47,940

Net income for the year
 ended March 29, 1998         -       -          -    8,103        -    8,103
Net change in
 unrealized gains
 (losses) on available-
 for-sale securities        770       -          -        -        -      770

Total comprehensive
 income                                                                 8,873
Balance at
 March 29, 1998           2,937     120     38,181   25,192   (9,617)  56,813

Net income for the year
 ended March 28, 1999         -       -          -   17,394        -   17,394
Net change in
 unrealized gains
 (losses)on available-
 for-sale securities     (3,119)      -          -        -         -  (3,119)

Total comprehensive
 income                                                                14,275
Balance at
 March 28, 1999           (182)      120     38,181   42,586  (9,617)  71,088

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 28, 1999, March 29, 1998, and March 30, 1997

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

(C) Depreciation and Amortization - Depreciation and amortization are determined on the straight-line method based upon estimated useful lives (5-31 years) or lease periods; however, for income tax purposes, depreciation is determined on both the straight-line and accelerated methods, and on shorter periods where permitted.

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

(H) Cash and Cash Equivalents - The Company considers all highly liquid debt instruments with a maturity of three months or less at the time acquired to be cash equivalents. Cash equivalents consist primarily of money market instruments, investment grade commercial paper and Government securities. The carrying amounts reported in the balance sheet are stated at cost which approximates fair value.

(I) Securities Available-for-Sale - The Company considers all debt instruments purchased with a maturity of more than three months to be securities available-for-sale. Securities available-for-sale consist primarily of Government securities, investment grade commercial paper and equities and are valued based upon market quotes.

Company management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company's investments are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of stockholders' equity. Realized gains and losses are recorded based on historical cost.

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

The Company accounts for bodily injury liabilities in accordance with Financial Accounting Standards Board No.5, "Accounting for Contingencies". Accruals for bodily injury liabilities are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonable estimated based on the known facts. These accruals are adjusted periodically as new information becomes available. Such accruals are included in the long term environmental reserves at undiscounted amounts. Accruals for bodily injury liabilities exclude legal costs to defend against claims of other parties. Accruals for insurance or other third party recoveries for bodily injury liabilities are recorded net of the associated liability in the financial statements when it is probable that a claim will be realized.

(L) Earnings per Share - Basic earnings per share is computed based on weighted average shares outstanding. Diluted earnings per share includes the effect of dilutive securities (options and warrants) except where their inclusion is antidilutive.

(M) Comprehensive Income - As of March 28, 1999, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of FAS 130.

(N) Pensions and Other Postretirement Benefits - As of March 28, 1999, the Company adopted FASB Statement No.132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (FAS 132). FAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans, but standardizes the disclosure requirements for pensions and other postretirement benefits. FAS 132 amends certain disclosures that were contained in FASB Statement No. 87, "Employers' Accounting for Pensions"; FASB Statement No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits"; and FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions. Prior year financial disclosures have been reclassified to conform to the requirements of FAS 132.

(O) Long-lived Assets - The Company's policy is to recognize impairment losses relating to long-lived assets based on several factors, including, but not limited to, management's plans for future operations, recent operating results and projected cash flows.

2.  RESTRICTED CASH AND SURETY LINE

In fiscal year 1995 Todd Pacific entered into an agreement with a surety pursuant to which the surety provided a contract bond for the Mark II Ferry contract. The contract bond is secured by Todd Pacific's machinery, equipment, inventory and trade accounts receivable on certain bonded jobs. This bond will remain in place until the warranty period on the third Mark II vessel expires at the end of the Company's third quarter in fiscal year 2000. The surety has also issued bonds totaling $22.1 million for current construction and commercial repair jobs as of March 28, 1999.

Restricted cash on the balance sheet as of March 28,1999 and March 29, 1998 includes amounts the Company is required to put into escrow for uncompleted contracts and for environmental clean up. Restricted cash related to uncompleted contracts is generally released upon completion or acceptance of the contracted work and completion of related warranty periods. Restricted cash related to uncompleted contracts at March 28, 1999 and March 29, 1998 was $2.9 million and $4.4 million, respectively, and consists primarily of amounts related to the Mark II Ferry Project. Mark II Ferry amounts are expected to be released during the Company's second quarter of fiscal year 2000. The remaining restricted cash balances relate primarily to the Harbor Island Superfund site clean up and will be released upon the Company satisfying certain remediation.

3.  SECURITIES AVAILABLE FOR SALE

The following is a summary of available-for-sale securities:

                          Amor-    Gross      Gross     Estimated
                          tized  Unrealized Unrealized    Fair
(In thousands)             Cost    Gains      Losses      Value
March 28, 1999
Debt securities
 U.S. Treasury securities
 and agency obligations  $ 2,014  $    9     $   (11)    $ 2,012

 U.S. corporate
  securities              12,864     117           -      12,981

 Mortgage-backed
  securities               1,991       6          (9)      1,988

 Municipal obligations     1,000       7           -       1,007

Total debt securities     17,869     139         (20)     17,988

Equity securities
 U.S. securities           4,956     739        (718)      4,977
 Foreign stock             1,180       -        (322)        858
Total equity securities    6,136     739      (1,040)      5,835
Total securities         $24,005  $  878     $(1,060)    $23,823

March 29, 1998
Debt securities
 U.S. Treasury securities
 and agency obligations  $ 2,002  $   10      $    -     $ 2,012

 U.S. corporate
  securities              15,807      94         (39)     15,862

 Mortgage-backed
  securities                 623      -           (2)        621

Total debt securities     18,432     104         (41)     18,495

Equity securities
 U.S. securities           7,532   2,817           -      10,349
 Foreign stock               623      57           -         680
Total equity securities    8,155   2,874           -      11,029
Total securities         $26,587  $2,978      $  (41)    $29,524

The Company had gross realized gains of $2.2 million, $190 thousand, and $1.8 million on sales of available-for-sale securities for fiscal years 1999, 1998 and 1997, respectively.

The Company had gross realized losses of $8 thousand, $0, and $48 thousand on sales of available-for-sale securities for fiscal year 1999, 1998 and 1997, respectively.

The amortized cost and estimated fair value of the Company's available-for-sale debt, mortgage-backed and equity securities are shown below:

                                                       Estimated
                                            Amortized    Fair
(In thousands)                                Cost       Value
March 28, 1999

Due in one year or less                     $ 3,299     $ 3,309

Due after one year through three years       12,579      12,691
                                             15,878      16,000

Mortgage-backed securities                    1,991       1,988
Equity securities                             6,136       5,835
                                            $24,005     $23,823

March 29, 1998

Due in one year or less                     $ 7,555     $ 7,526

Due after one year through three years       10,254      10,348
                                             17,809      17,874

Mortgage-backed securities                      623         621
Equity securities                             8,155      11,029
                                            $26,587     $29,524

4.  CONTRACTS

Mark II Ferry Contract
The Company has a contract to construct three Jumbo Mark II Ferries for the Ferry System. The Mark II Ferries are designed to transport 218 automobiles and 2,500 passengers each and will be the largest ferries in the Ferry System fleet. The Mark II Ferry program, awarded in fiscal year 1995, is substantially complete at March 28, 1999. The Company delivered the first ferry, the MV Tacoma, during the second quarter of fiscal year 1998; delivered the second ferry, the MV Wenatchee, during the first quarter of fiscal year 1999; and delivered the third ferry, the MV Puyallup, in the fourth quarter of fiscal year 1999.

On June 4, 1999 the Company reached a meditated settlement with the Washington State Ferry System (the "Ferry System") relating to costs incurred in constructing three Jumbo Mark II Ferries. Under terms of the settlement, Todd and the Ferry System agreed to increase the total 3 ship contract value to $205.5 million from its original value of $182.0 million. The $23.5 million contract price increase arises from unpriced engineering and production changes issued by the Ferry System during the construction of the Jumbo Mark II Ferries, which began in 1995. Along with the $23.5 million increase in contract price, the Company was able to record $1.2 million in additional revenue associated with tasks completed under the original contract value that it had not been able to recognize previously. These amounts contributed $24.7 million to reported revenue and approximately $24.0 million to operating income, after settlement expenses, for the year ending March 28, 1999.

Prior to the settlement, the Company had previously estimated on December 27, 1998, that it would incur contract costs, excluding general and administrative expenses, in excess of contract prices by $22.8 million. During the fourth quarter of fiscal year 1999, the Company incurred an additional $1.8 million in contract costs in excess of contract prices, bringing the total contract loss to approximately $24.6 million prior to recognition of the settlement revenue.

The Company claimed that a significant portion of the increased contract costs related to high levels of engineering and production changes directed by the Ferry System. These customer directed changes continued throughout the production process and caused production rework, and delays and disruptions. These changes resulted in increased production costs for the entire three ship ferry construction project.

During this period, the Company could not reasonably predict the outcome of any potential future negotiations with the Ferry System on these unpriced changes. Because of this, the Company was unable to include any estimates of possible recoveries in its program cost estimates. This resulted in the Company disclosing contract losses on the three ship ferry project as early as fiscal year 1997.

However, during fiscal year 1999 the Company completed an extensive cost analysis of both the direct costs and related production schedule impact costs resulting from these customer directed changes. As a result of this analysis, the Company claimed it was owed approximately $43 million plus the cost of capital. This amount was in addition to the original contract value of $182 million.

The Ferry System conducted a fact finding review of this cost analysis that began in the third quarter of fiscal year 1999 and continued through the balance of the fiscal year. This fact finding phase allowed the Ferry System an opportunity to discuss and review in more detail the basis for the Company's cost analysis.

During the fourth quarter of fiscal year 1999, the Company and the Ferry System agreed to a mediation process that lead to the recent settlement discussed above. The settlement, which was unanimously approved by the Company's Board of Directors, effectively ends the four year construction contract. While the settlement reverses the majority of the Company's previously recorded contract losses, it does not recover the estimated general and administrative expenses that would have been allocated to the contract during its production phase. As of March 28, 1999, the Company estimated that it had incurred approximately $17.9 million in general and administrative expenses, during the four year project, that are allocable to the Mark II Ferry project. These costs will not be recovered.

With the settlement on June 4, 1999, the only contractual obligation remaining for the Company on the Mark II Ferry project is to perform repair work that may arise during the balance of the warranty period on the third ferry, the MV Puyallup, which expires on December 28, 1999. As of March 28, 1999, the Company had provided $1.5 million in contract and warranty reserves. These reserves will cover costs associated with warranty, mediation, and other post-delivery costs, not associated with warranty, that the Company expects to incur in fiscal year 2000. The Company will review its reserve estimates during the balance of the warranty period and may revise its warranty reserves as needed.

Power Barge Contract
In the second quarter of fiscal year 1999, the Company commenced work on a new construction contract with an estimated price of approximately $20.0 million. The contract calls for the construction of a floating electrical power plant (the "Margarita II"), 206 feet long and capable of developing 70 mega-watts of electricity.

The Margarita project, was approximately 85% complete at March 28, 1999. During the fourth quarter of fiscal year 1999, the Company experienced significant contract cost growth in both labor hours and material to maintain production schedule deadlines and perform customer directed change orders. The Company currently estimates that total contract costs, before general and administrative expense, will now exceed contract prices by $3.3 million.

As of March 28, 1999, the Company believed it was owed approximately $3.5 million in customer directed change orders. Since the Company cannot reasonably predict the outcome of any future negotiations with its customer on these change orders, it has not included any estimates of possible recoveries in its above mentioned program loss estimates, or contract revenues.

On April 30, 1999, subsequent to the Company's fiscal year end, the Margarita was delivered to its owner. At the time of delivery, approximately $5.2 million was placed in an escrow trust account by the vessel's owner to secure the $3.5 million in non-negotiated customer directed change orders, plus an additional $1.7 million, which represents the final payment that was due at vessel delivery under the original contract terms.

The Company has been working with the vessel's owner, since delivery, to resolve the issues regarding the directed change orders. If the Company and the vessel owner cannot reach an agreement that is acceptable to both parties, the contract specifically provides for a binding arbitration process to take place. The Company cannot predict the outcome of this negotiation and arbitration process at this time.

At March 28, 1999, the Company had recorded approximately $0.7 million in contract loss and warranty reserves to offset future contract cost growth in fiscal year 2000 to complete the project. The Company will review its reserve estimates during the balance of the warranty period and may revise its reserves as needed.

Unbilled Receivables - Certain unbilled items on completed contracts included in acccounts receivable were approximately $1.1 million at March 28, 1999 and $1.3 million at March 29, 1998.

Customers - Revenues from the Government were $31.6 million (30%), $20.3 million (18%) and $11.0 million (10%) in fiscal years 1999, 1998 and 1997, respectively. Revenues from the Ferry System were $40.9 million (39%), $60.4 million (55%) and $66.8 million (59%) in fiscal year 1999, 1998 and 1997, respectively.

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, accumulated depreciation and accumulated amortization at March 28, 1999 and March 28, 1998 consisted of the following:

                                                1999       1998
Land                                          $ 1,151    $ 1,151
Buildings                                      11,487     11,353
Piers, shipways and drydocks                   22,625     22,705
Machinery and equipment                        32,479     31,909
Total plant and equipment, at cost             67,742     67,118

Less accumulated depreciation                 (48,716)   (45,553)
Plant, property and equipment, net           $ 19,026    $21,565

The Company recognized $3.4 million, $3.5 million and $3.5 million of depreciation expense in fiscal years 1999, 1998 and 1997, respectively. The Company recognized no amortization expense in fiscal years 1999 and 1998 and less than $0.1 million in 1997.

6.  PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company provides defined pension benefits and postretirement benefits to employees as described below.

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

On July 1,1998, the Todd Galveston-Galveston Metal Trades Council Pension Fund was merged into the Retirement System. This merger was approved by the respective Board of Trustees. A total of 375 inactive participants came into the Retirement System due to the merger at July 1, 1998; 116 were entitled to deferred benefits and 259 were receiving benefits. The present value of accumulated plan benefits of $6.5 million and $6.4 million in assets were received due to the merger.

The Retirement System plan assets consist principally of common stocks and Government and corporate obligations. Plan assets at March 28, 1999, include 172,000 shares of the Company's stock valued at $4.75 per share.

Under a provision of the Omnibus Budget Reform Act of 1990 ("OBRA `90") the Company transferred approximately $1.3 million and $1.1 million in excess pension assets from its Retirement System into a fund to pay fiscal year 1999 and 1998 retiree medical benefit expenses, respectively. OBRA `90 was modified by the Retirement Protection Act of 1994 to extend annual excess asset transfers through the fiscal year ending March 2001.

Post Retirement Group Health Insurance Program - The Company sponsors a defined benefit retirement health care plan that provides post retirement medical benefits to former full-time exempt employees, and their spouses, who meet specified criteria. The Company terminated post retirement health benefits for any employees retiring subsequent to May 15, 1988. The retirement health care plan contains cost-sharing features such as deductibles and coinsurance. These benefits are funded monthly through the payment of group health insurance premiums.

Because such benefit obligations do not accrue to current employees of the Company, there is no current year service cost component of the accumulated post retirement health benefit obligation.

The following is a reconciliation of the benefit obligation, plan assets, and funded status of the Company's sponsored plans.
                                                                   Other
                                                               Postretirement
                                            Pension Benefits      Benefits
                                              1999    1998     1999     1998
Change in Benefit Obligation
(in thousands of dollars)
 Benefit obligation at beginning of year   $30,746 $30,504   $14,580  $18,000
 Service cost                                  245     279         -        -
 Interest cost                               2,405   2,201       976    1,219
 Assumption change                               -      80         -        -
 Actuarial (gain)/loss                         722     877         -   (3,454)
 Merger of Galveston Plan                    6,540       -         -        -
 Benefits paid                              (3,230) (3,195)   (1,272)  (1,185)
 Benefit obligation at end of year         $37,428 $30,746   $14,284  $14,580

                                                                   Other
                                                               Postretirement
                                            Pension Benefits      Benefits
                                              1999    1998     1999     1998
Change in Plan Assets
(in thousands of dollars)
 Fair value of plan assets at beginning
   of year                                 $59,824 $52,983   $     -  $     -
 Actual return on plan assets                4,148  11,181         -        -
 Merger of Galveston Plan                    6,354       -         -        -
 Employer contribution                           -       -         -       40
 Asset transfer                             (1,272) (1,145)    1,272    1,145
 Benefits paid                              (3,230) (3,195)   (1,272)  (1,185)
 Fair value of plan assets at end of year  $65,824 $59,824   $     -  $     -

                                                                   Other
                                                               Postretirement
                                            Pension Benefits      Benefits
                                              1999    1998     1999     1998
Funded Status Reconciliation
(in thousands of dollars)
 Funded status of plans                    $28,396 $29,078  $(14,284)$(14,580)
 Unrecognized transition obligation         (4,829) (7,244)        -        -
 Unrecognized prior service cost             1,331   1,388         -        -
 Unrecognized (gain)/loss                     (116) (1,436)   (7,680)  (8,302)
 Deferred pension asset
  (accrued liability)                      $24,782 $21,786   (21,964) (22,882)
Less: current portion included in
 "Accounts payable and accruals"                 -       -     1,272    1,265
Long-term accrued postretirement
 health benefits                                 -       -  $(20,692)$(21,617)

                                                                   Other
                                                               Postretirement
                                            Pension Benefits      Benefits
                                              1999    1998     1999     1998
Weighted Average Assumptions
 Discount rate                                7.00%   7.00%     7.00%    7.00%
 Expected return on plan assets               7.50%   7.50%        -        -
 Rate of compensation increase                4.50%   4.50%        -        -
 Medical trend rate (retirees)                   -       -      6.00%    6.00%

                                                                Other
                                                           Postretirement
                                    Pension Benefits          Benefits
                                  1999   1998   1997     1999   1998   1997
Components of Net Periodic
 Benefit Cost
 (in thousands of dollars)
  Service Cost                $   245 $   279 $   258  $   -  $   -   $    -
  Interest cost on projected
   benefit obligation           2,405   2,201   2,077    976  1,219    1,214
  Expected return on plan
   assets                      (4,745) (3,666) (3,593)     -      -        -
  Amortization of transition
   obligation                  (2,415) (2,415) (2,415)     -      -        -
 Amortization of prior service
  cost                            242     234     233      -      -        -
 Recognized actuarial
 (gain)/loss                        -       -       -   (622)  (305)    (336)
 Net periodic (benefit) cost
  before OBRA '90              (4,268) (3,367) (3,440)   354    914      878
Transfer of assets for payment
 of retiree medical benefits
  (401(h) Plan)                 1,272   1,145   1,077 (1,272) (1,145) (1,077)
Net periodic (benefit) cost    (2,996) (2,222) (2,363)  (918)   (231)   (199)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:
                                                                    Other
                                                                Postretirement
                                                                   Benefits
                                                                 1999    1998
Effect of a 1% Increase in the Health Care Cost Trend On:
(in thousands of dollars)
 Service cost plus interest cost                             $    84  $   105
 Accumulated postretirement benefit obligation               $ 1,174  $ 1,198

Effect of a 1% Decrease in the Health Care Cost Trend On:
(in thousands of dollars)
 Service cost plus interest cost                             $   (77) $   (97)
 Accumulated postretirement benefit obligation               $(1,083) $(1,105)

Union Pension Plans - Operating Shipyard - The Company participates in several multi-employer plans, which provide defined benefits to the Company's collective bargaining employees at its Shipyard. The expense for these plans totaled $2.7 million, $3.3 million and $3.1 million, for fiscal years 1999, 1998 and 1997, respectively.

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

7. INCOME TAXES

The provision for income taxes differs from the amount of tax determined by applying the federal statutory rate for the following reasons (in thousands):

                                      1999      1998      1997
Tax provision (benefit) at
  federal statutory tax rate        $ 6,728   $ 2,319  $(7,439)
Increase (decrease) in valuation
  allowance                          (4,910)   (4,224)   7,501
Expired Business Credits                  -     1,870        -
Net Operating Loss Carryback              -    (1,477)       -
Tax effect of adjustment of
  contingent liabilities                  -       (56)    (291)
Other - net                              12        91      229
                                      1,830   $(1,477)  $    -

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities at March 29, 1998, March 30, 1997 and March 31, 1996 were as follows (in thousands):

                                        1999     1998     1997
Deferred income tax assets:
Business credit carryforwards          $1,892   $6,046   $7,261
Net operating loss carryforwards          232    1,299    5,878
Alternative minimum tax credit
  carryforwards                         3,319    3,319    3,091
Accrued employee benefits               8,577    9,031    9,031
Environmental reserve                   4,115    4,344    4,226
Contract deferrals                        756        -    1,062
Deferred gain on sale of facility           -      548      575
Reserve for doubtful accounts              64      231      301
Other                                     969      873      202
Total deferred income tax assets       19,924   25,691   31,627
Valuation reserve for deferred
  tax assets                           (8,434) (13,344) (19,923)
Net deferred tax assets                11,490   12,347   11,704

Deferred income tax liabilities:
Deferred pension income                 8,673    7,625    6,847
Accelerated depreciation                2,617    3,326    4,036
Securities available-for-sale               -        -      739
Contract deferrals                          -    1,218        -
Other                                     200      178       82
Total deferred income tax liabilities  11,490   12,347   11,704

Net deferred taxes                     $    -  $     -  $     -

The Company records its deferred tax assets on the balance sheet net of a valuation reserve due to the lack of reasonable assurance that they will be realized.

The Company had, for federal income tax purposes, net operating loss carryforwards of $0 at March 28, 1999 and $.7 million at March 29, 1998. In addition, the Company had tax credit carryforwards of $1.9 million at March 28, 1999 and $5.4 million at March 29, 1998. If not utilized, the tax credit carryforwards will expire in fiscal years 2000 and 2001.

In addition, the Company has paid approximately $3.3 million of alternative minimum taxes on alternative minimum taxable income from fiscal years 1988 through 1992, which will be allowed as a credit carryforward against regular federal income taxes in future years in the event regular federal income taxes exceed the alternative minimum tax.

8.  LEASES

Operating lease payments charged to expense were $0.8 million, $1.1 million, and $1.0 million for fiscal years 1999, 1998 and 1997, respectively. Certain leases contain renewal options and escalation clauses. Minimum lease commitments at March 28, 1999 are summarized below (in thousands):

                                                      Operating
                                                        Leases

2000                                                   $  185
2001                                                      180
2002                                                       73
2003                                                       73
2004                                                       51
Thereafter                                                312

Total minimum lease commitments                       $   874

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

As a general practice within the defense industry, the DCAA continually reviews the cost accounting practices of Government contractors. In the course of these reviews, cost accounting issues are identified, discussed and settled or resolved through agreements with the government's authorized contracting officer or through legal proceedings. Other than the normal cost accounting issues raised by the DCAA as a result of their ongoing reviews, the Company is not aware of any outstanding issues with the DCAA.

10.  FINANCING ARRANGEMENTS

Todd Pacific cancelled its annually renewable $3.0 million revolving credit facility during the fourth quarter of fiscal year 1999. This occurred shortly after the delivery of the third Mark II Ferry. With the completion of the Mark II Ferry project the Company has determined that the credit facility is no longer needed to fund current operational cash flow needs. With the cancellation of its credit facility, the Company had no outstanding borrowings as of March 28, 1999.

As of March 29, 1998 Todd Pacific had outstanding borrowings against the line of credit in the amount of $1.1 million, at an interest rate of 9.1%, and is reported in Accounts Payable and Accruals on the Balance Sheet. The loan agreement contained certain restrictive covenants including the maintenance of certain minimum financial ratios. Todd Pacific was out of compliance with certain ratios at March 29, 1998. However, Todd Pacific had obtained a waiver.

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

To date, the EPA has separated the Harbor Island Site into three operable units that affect the Company: the Soil and Groundwater Unit (the "Soil Unit"), the Shipyard Sediments Operable Unit (the "SSOU") and the Sediments Operable Unit (the "SOU"). The Company, along with a number of other Harbor Island PRPs, received a Special Notice Letter from the EPA on May 4, 1994 pursuant to section 122 (e) of CERCLA. The Company entered into a Consent Decree for the Soil Unit in September 1994 under which the Company has agreed to remediate the designated contamination on its property. Removal of floating petroleum product from the water table began in October 1998 and will continue throughout fiscal year 2000. The Company and the EPA are currently negotiating the extent and methodology of the soil remediation. The Company estimates remediation of the entire Soil Unit will take approximately 18 to 24 months from the clean-up start date. The Company has accrued its best estimate of the cost of the Soil Unit clean-up in its environmental matters reserve, as summarized below.

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

The estimated range does not include the cost of any potential under-pier dredging or capping, should any be required. The potential scope and costs of under-pier dredging and capping remedies are currently indeterminable as the necessity and magnitude of such efforts is strongly dependent on site-specific conditions. The Company believes that the timing and the eventual cost of the SSOU clean up will remain significantly uncertain until a remedial design has been finalized with the EPA that identifies the scope of remediation and the method of sediment disposal. The Company has accrued an amount equal to the high end of the EPA's estimated range, as the reasonably expected cost of the SSOU clean-up in its environmental matters reserves, as summarized below. The Company entered into an Order of Consent with the EPA covering solely the additional sampling necessary for any remedial design. The proposed Order of Consent does not include the remedial design itself.

In January 1998, the Company was notified by the EPA that testing would be required in the West Waterway of the Duwamish River outside the borders of the SSOU as part of the SOU. The Company in May 1998 entered into an Order of Consent to perform certain limited testing as part of the SOU investigation. The EPA is in the process of reviewing the results of the testing and plans to release their findings during the summer of 1999.

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

In June 1989, the Company was notified by the City of Hoboken, New Jersey (the "City") that a volume of oil had been discovered on the surface of the property that had been owned and operated as the Hoboken Division of the Company. In June 1992, the City and the Company were named as PRPs by the State of New Jersey (the "State"). The City had undertaken a clean-up of the property. The State has issued a Notice of Violation against the Company pursuant to the New Jersey Spill Act ("Spill Act"). The City and the State alleged that the Company abandoned three underground storage tanks in 1969 when the property was sold to the City and that the discovered surface oil spilled from those tanks. In April 1994 the City of Hoboken initiated a civil action against the Company entitled City of Hoboken v. Todd Shipyards Corporation et al. for contribution under the Spill Act seeking reimbursement for all monies expended for the cleanup of the Hoboken property. Subsequent to the end of fiscal year 1999, the Company and the City of Hoboken, New Jersey entered into an agreement to settle the lawsuit. The Company has included the settlement amount in its environmental matters reserve, as summarized below.

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

In November 1987, the Company was identified as a PRP by the EPA in conjunction with the cleanup of the Operating Industries, Inc. ("OII") hazardous materials disposal site at Monterey Park, California. In September 1995, the Company entered into a Partial Consent Decree with the EPA to contribute $.6 million as its partial share of remediation costs at the OII site which encompasses all costs assessed to date. Payment was made to the EPA in July 1996. A proposed final consent decree for site remediation is not expected from the EPA until late calendar year 1999. The cost of the partial settlement and future final consent decree settlement is included in the below stated reserve.

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

The Company has not recorded any significant additional charges against earnings for environmental matters in fiscal 1998 and 1999. The Company's remediation costs and bodily injury claims paid are charged against the reserves recorded. The Company continues to analyze environmental matters and associated liabilities for which it may be responsible.

The Company's environmental reserves for the entire Harbor Island Site aggregated $10.8 million at March 28, 1999. The Company has provided total aggregate reserves of $14.4 million for the above described contingent environmental liabilities. The Company is negotiating with its insurance carriers and prior landowners and operators for past and future remediation costs. The Company has recorded an asset of $2.7 million to reflect a contractual arrangement with an insurance company to share costs for certain environmental matters. In addition, the Company reached an agreement in fiscal year 1998 with an insurance company regarding the carrier's obligation for property damage occurring in previous fiscal years. This settlement contributed $6.1 million to operating income for fiscal year 1998.

The effect of resolution of environmental matters on results of operations, liquidity, capital resources or on the consolidated financial condition of the Company cannot be predicted due to the uncertainty concerning both the amount and timing of future expenditures. No assurance can be given that the Company's $14.4 million reserve as of March 28, 1999 is adequate to cover all potential environmental costs the Company could incur.

12.  COLLECTIVE BARGAINING AGREEMENT

During fiscal year 1998, the Company and the Puget Sound Metal Trades Council (representing the Pacific Coast Metal Trades District Council and its member unions) submitted their final collective bargaining contract positions to binding arbitration in accordance with the provisions set forth in the Mark II Ferry project agreement in force between the parties. Subsequent to and in keeping with the arbitrator's ruling, the parties executed a new labor agreement effective November 24, 1997. Prior to the arbitration process, the Company had reached unanimous agreement with the bargaining representatives of the workforce on three separate occasions. However, on each occasion, the agreement was rejected by the Todd workforce. The collective bargaining agreement will terminate on July 31, 1999 and replaces the previous contract which expired on July 31, 1996. Collective bargaining for a new agreement is set to begin in June 1999.

As a result of the binding arbitration process, in February 1998, the Puget Sound Metal Trades Council (bargaining umbrella for all unions at Todd Pacific) and Todd Pacific were sued in Federal District Court for the Western District of Washington by in excess of 200 employees contending that the collective bargaining agreement entered into by Todd Pacific and the various unions representing these employees had not been properly ratified by the union membership. The lawsuit sought a declaratory judgment that the collective bargaining agreement executed in November 1997 be found null and void. The Puget Sound Metal Trades Council and the plaintiff employees reached a final settlement of this matter, subsequent to the Company's fiscal 1999 year end, in May 1999. The Company has agreed to the terms of the settlement, which do not require any action or monetary contribution by the Company.

13.  Income (loss) per share

The following table sets forth the computation of basic and diluted income
(loss) per share:

                                             March 28,   March 29,   March 30,
                                                  1999        1998        1997
(in thousands, except per share amount)
Numerator:
  Numerator for basic and diluted
    income (loss ) per share
    net income (loss)                         $ 17,394    $ 8,103    $(21,253)

Denominator:
  Denominator for basic income per
    share - weighted average
    common shares                                9,910      9,910       9,910
  Effect of dilutive securities:
Stock options based
  on the treasury stock method using
    average market price                            52          9           -
Denominator for diluted income per share         9,962      9,919       9,910

Basic income (loss) per share                 $   1.76    $  0.82     $ (2.14)
Diluted income (loss) per share               $   1.75    $  0.82     $ (2.14)

14.  Sale of Elettra Assets.

The radio stations operated by Elettra Broadcasting, Inc., were sold on October 9, 1997 for $5.3 million, resulting in a $1.0 million gain in fiscal year 1998.

15.  Recognition of Gain on Sale

In December 1993, the Company received $5.4 million of special project revenue bonds ("Revenue Bonds") from the Board of Trustees of the Galveston Wharves upon the sale of its Galveston shipyard facilities. The Revenue Bonds contained provisions for annual principal payments of $216 thousand beginning on January 1, 1995 with a balloon payment of $3.5 million due on January 1, 2004. The Company recognized the gain on the sale of the facility as each payment was received. As of March 29, 1998, the Company had received four annual principal payments. During the period ended December 27, 1998 the Company received notice that all of the outstanding Revenue Bonds would be called for redemption at a redemption price of 100% of the principal amount. The bond proceeds were received in the period ending March 28, 1999 and the Company recognized the remaining $4.5 million gain on the sale of its Galveston facility.

16.  Stock Based Compensation

The Company's Incentive Stock Compensation Plan (the "Plan") provides for the granting of incentive stock options, non-qualified stock options, and restricted stock or any combination of such grants to directors, officers and key employees of the Company to purchase shares of the Class A Common Stock of the Company. An aggregate of 500,000 shares of common stock has been authorized for issuance under the Plan. Options issued under the Plan vest ratably over three years and expire not more than ten years from the date of grant and are granted at prices equal to the fair value on the date of grant. There were 160,000 options available for future grant under the Plan at March 28, 1999.

A summary of stock option transactions for the years ended March 28, 1999, March 29, 1998, and March 30, 1997 is as follows:

                                   Number            Option Price
                                 of Shares             Per Share
Outstanding, March 31, 1996       310,000            4.25 to  6.00
  Forfeited                       (25,000)                    6.00
Outstanding, March 30, 1997       285,000            4.25 to  6.00
  Granted                          55,000            4.38 to  4.56
Outstanding, March 29, 1998       340,000            4.25 to  6.00
  Granted                               -               - to     -
Outstanding, March 28, 1999       340,000            4.25 to  6.00
Exercisable, March 28, 1999       305,000           $4.25 to $6.00

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

17.  Workers Compensation Insurance

Federal law requires that a maritime employer have Longshore and Harbor Workers' Act workers' compensation insurance if it is to operate a business. Beginning in October 1998, the Company changed insurance carriers for its workers' compensation insurance and entered a new program that provides for a fixed annual rate per $100 of covered payroll. The new coverage contains terms and rates which are more favorable to the Company than the previous insurer's program.

18.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Financial results by quarter for the fiscal years ended March 28, 1999 and March 29, 1998 are as follows. Each quarter is 13 weeks in length (in thousands):

                                                  Net
                                                Income
                           Operating    Net     (loss)
                            income    income   Per Share
                 Revenues   (loss)    (loss)    Diluted
1st Qtr 1999    $ 26,996  $   (962)  $  (311) $ (0.03)
2nd Qtr 1999      19,485       (56)      429     0.04
3rd Qtr 1999      14,023    (7,752)   (1,846)   (0.19)
4th Qtr 1999      45,685    18,992    19,122     1.92

1st Qtr 1998      33,462    (3,066)   (2,401)   (0.24)
2nd Qtr 1998      28,042       559       918     0.09
3rd Qtr 1998      27,177     1,480     3,016     0.30
4th Qtr 1998      20,856     4,224     6,570     0.67

The fourth quarter of fiscal year 1999 reflects $24.7 million in additional revenue resulting from the Company's mediated settlement with the Ferry System relating to unpriced engineering and production changes issued by the Ferry System during construction of the Mark II Ferries. Pursuant to the terms of this settlement, the contract price for the three ferries was increased $23.5 million to $205.5 million. In addition to the $23.5 million price increase, the Company was able to record $1.2 million in Mark II revenue for tasks completed under the original contract value that it had not been able to recognize previously.

The first, third, and fourth quarters of fiscal year 1998 reflect $3.0 million, $1.5 million, and $2.0 million additions respectively to the loss reserve established for the Mark II Ferry project. In addition, the fourth quarter of fiscal year 1998 reflects an insurance settlement of $6.1 million and a federal income tax refund of $1.5 million.

Todd Shipyards Corporation
Schedule II - Valuation and Qualifying Reserves
For years ending March 28, 1999, March 29, 1998 and March 30, 1997
(in thousands)

Reserves deducted from assets to which they apply - Allowance for doubtful accounts:

                                   Year       Year       Year
                                   ended      ended      ended
                                   March 28,  March 29,  March 30,
                                   1999       1998       1997
Balance at beginning of period   $  662     $  861     $  511
Charged to costs and expenses         -          -        350
Deductions from reserves (1)       (478)      (199)         -
Balance at close of period       $  184     $  662     $  861

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
**

ITEM 11. EXECUTIVE COMPENSATION
**

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
**

ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS
**

** The information for the above items will be provided in, and is incorporated by reference to, the 1999 Proxy Statement.

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

(b)  Reports on Form 8-K

The Company filed no reports on Form 8-K during the fourth quarter ended March 28, 1999.

TODD SHIPYARDS CORPORATION
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES COVERED BY REPORT OF INDEPENDENT AUDITORS

Report of Ernst & Young LLP Independent Auditors............... *

Consolidated Balance Sheets at March 28, 1999
  and March 29, 1998........................................... *

Consolidated Statements of Operations
For the years ended March 28, 1999,
 March 29, 1998 and March 30, 1997............................. *

Consolidated Statements of Cash Flows
For the years ended March 28, 1999,
 March 29, 1998 and March 30, 1997............................. *

Consolidated Statements of Stockholders Equity
For the years ended March 28, 1999,
 March 29, 1998 and March 30, 1997............................. *

Notes to Consolidated Financial Statements
For the years ended March 28, 1999,
 March 29, 1998 and March 30, 1997............................. *

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

10-14(a) Amendment to employment contract between Todd Pacific       *
       and Roland H. Webb dated December 17, 1997.

10-14(b) Amendment to employment contract between Todd Pacific       #
       and Roland H. Webb dated January 18, 1999.

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

10-27  Employment contract between the Company and Stephen G.        *
       Welch dated September 30, 1997.

22-1   Subsidiaries of the Company.                                  *

23     Consent of Ernst & Young LLP, Independent Auditors            #

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

TODD SHIPYARDS CORPORATION
Registrant

By: /s/ Scott H. Wiscomb
    Scott H. Wiscomb
 Chief Financial Officer,
    Principal Financial Officer,
    Principal Accounting Officer,
    and Treasurer
    June 16, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Brent D. Baird                 /s/ Steven A. Clifford
Brent D. Baird, Director           Steven A. Clifford, Director
June 16, 1999                      June 16, 1999


/s/ Patrick W.E. Hodgson           /s/ Joseph D. Lehrer
Patrick W.E. Hodgson,              Joseph D. Lehrer, Director
Chairman,                          June 16, 1999
and Director
June 16, 1999

/s/ Philip N. Robinson             /s/ John D. Weil
Philip N. Robinson, Director       John D. Weil, Director
June 16, 1999                      June 16, 1999

/s/ Stephen G. Welch
Stephen G. Welch
President and
Chief Executive Officer
June 16, 1999