Form 10-Q
period 1999-06-27
TODD SHIPYARDS CORP
filed 1999-08-10
CIK 98537

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                FORM 10-Q


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended June 27, 1999


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

There were 9,895,180 shares of the corporation's $.01 par value common stock outstanding at June 27, 1999.

PART I - FINANCIAL INFORMATION

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

Statements contained in this Report which are not historical facts or information are "forward-looking statements." Words such as "believe," "expect," "intend," "will," "should," and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties which could cause the outcome to be materially different than stated. Such risks and uncertainties include both general economic risks and uncertainties and matters discussed in the Company's annual report on Form 10-K which relate directly to the Company's operations and properties. The Company cautions that any forward-looking statement reflects only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove to be inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

ITEM 1.  FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS Quarterly Periods Ended June 27, 1999 and June 28, 1998
(In thousands of dollars, except per share data)

                                                       Quarter Ended
                                                     6/27/99  6/28/98

Revenues                                             $29,747  $26,996
Operating expenses:
 Cost of revenue                                      21,979   21,591
 Administrative and
  manufacturing overhead
  expense                                              7,502    7,983
 Contract reserve                                       (993)  (1,616)
Total operating expenses                              28,488   27,958

Operating income (loss)                                1,259     (962)
Investment and other income                              452      651
Gain on sale of available for
 sale securities                                         126        -

Income (loss) before
 income taxes                                          1,837     (311)

Income tax expense                                        40        -

Net income (loss)                                    $ 1,797  $  (311)

Basic EPS                                            $  0.18  $ (0.03)
Diluted EPS                                          $  0.18  $ (0.03)

Retained earnings at
 beginning of period                                 $42,586  $28,129
Income (loss) for the period                           1,797     (311)
Retained earnings at
 end of period                                       $44,383  $27,818














The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
Periods Ended June 27, 1999 and March 28, 1999
 (in thousands of dollars)
                                                    06/27/99  03/28/99
ASSETS:                                            (Unaudited)(Audited)
Cash and cash equivalents                            $  494  $ 12,332
Restricted cash                                       5,669     5,507
Securities available for sale                        25,732    23,823
Accounts receivable, less allowance for
 losses of $184 at June 27, 1999
 and March 28, 1999:
  Government                                          7,484     2,977
  Commercial and other                               27,926    30,371
Costs and estimated profits in excess
 of billings on incomplete contracts                  8,063     2,819
Inventories                                           2,892     2,270
Other                                                   509       717
Total current assets                                 78,769    80,816

Property, plant and equipment, net of
 accumulated depreciation                            18,553    19,026
Deferred pension asset                               25,382    24,782
Other                                                 4,846     4,832
Total assets                                       $127,550  $129,456

LIABILITIES AND STOCKHOLDERS EQUITY:
Accounts payable and accruals                      $  8,322  $  7,849
Accrual for loss on contract                          1,145     2,138
Payrolls and vacations                                4,107     3,807
Income taxes                                          1,405     3,695
Billings in excess of costs and estimated
 profits on incomplete contracts                      3,408     4,423
Taxes other than income taxes                         1,221     1,348
Total current liabilities                            19,608    23,260

Accrued post retirement health benefits              20,542    20,692
Environmental reserves                               14,283    14,416
Total liabilities                                    54,433    58,368

Stockholders' equity:
Common stock, $.01 par value - authorized
 19,500,000 shares, issued 11,956,033 shares
 at June 27, 1999 and March 28, 1999, and
 outstanding 9,895,180 at June 27, 1999
 and 9,910,180 at March 28, 1999                        120       120
Additional paid-in capital                           38,181    38,181
Retained earnings                                    44,383    42,586
Accumulated other comprehensive income                  112      (182)
Less treasury stock                                   9,679     9,617
Total stockholders' equity                           73,117    71,088
Total liabilities and stockholders' equity         $127,550  $129,456
The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Quarterly Periods Ended June 27, 1999 and June 28, 1998
(in thousands of dollars)
                                                      Period Ended
                                                   6/27/99     6/28/98
Cash flows from operating activities:
Net income (loss)                                $  1,797      $ (311)
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
  Depreciation and amortization                       629         833
  Increase in costs and estimated
   profits in excess of billings                   (5,244)       (128)
  Contract reserve activity                          (993)     (1,617)
  Increase in accounts receivable                  (2,062)     (5,238)
  Increase in accounts payable
   and accruals                                       773       1,380
  Increase in deferred pension asset                 (600)       (334)
  Increase (decrease) in income taxes       	      (2,290)         17
  (Increase) decrease in other current assets         208         (36)
  Decrease in environmental reserves                 (133)        (49)
  Other, net                                       (1,929) 	    1,208
Total adjustments                                 (11,641)     (3,964)

Net cash used in operating activities              (9,844)     (4,275)

Cash flows from investing activities:
Purchases of marketable securities                 (6,620)     (1,352)
Sales of marketable securities                      2,975         466
Maturities of marketable securities                 2,000       1,500
Capital expenditures                                 (156)       (202)
Other                                  		              31         (47)
Net cash provided by (used in)
 investing activities                              (1,770)        365

Cash flows from financing activities:
Increase in restricted cash                          (162)       (382)
Purchases of treasury stock                           (62)          -
Net cash used in financing activities                (224)       (382)

Net change in cash and cash equivalents           (11,838)     (4,292)
Cash and cash equivalents at beginning of period   12,332       5,317

Cash and cash equivalents at end of period            494       1,025
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                               7          32
 Income taxes                                    $  2,330   $       -





The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Todd Shipyards Corporation (the "Company") filed its Consolidated Financial Statements for the fiscal year ended March 28, 1999 with the Securities and Exchange Commission on Form 10-K. That report should be read in connection with this Form 10-Q.

1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements are unaudited but in the opinion of management reflect all adjustments necessary for a fair presentation of the Company's financial position and results of operations.

2.  CONTRACTS

Mark II Ferry Contract
On June 4, 1999 the Company reached a mediated settlement with the Washington State Ferry System (the "Ferry System") relating to costs incurred in constructing three Jumbo Mark II Ferries. Under terms of the settlement, Todd and the Ferry System agreed to increase the total 3 ship contract value to $205.5 million from its original value of $182.0 million. The $23.5 million contract price increase arises from unpriced engineering and production changes issued by the Ferry System during the construction of the Jumbo Mark II Ferries, which began in 1995. The Company recognized the contract settlement in fiscal year 1999.

With the settlement on June 4, 1999, the only contractual obligation remaining for the Company on the Mark II Ferry project is to perform repair work that may arise during the balance of the warranty period on the third ferry, the MV Puyallup, which expires on December 28, 1999. As of June 27, 1999, the Company anticipates that the remaining warranty work will not have a material effect on the Company's financial condition or operating results during the remaining warranty period. However, the Company will review its reserve estimates during the balance of the warranty period and may revise its warranty reserves as needed.

Subsequent to the end of the first quarter of fiscal year 2000, the Company collected all remaining Mark II Ferry contract receivables from the Ferry System (recorded at $23.5 million on June 27, 1999), plus the release of restricted cash of approximately $2.9 million.

Power Barge Contract
In the second quarter of fiscal year 1999, the Company commenced work on a new construction contract with an estimated price of approximately $20.0 million. The contract called for the construction of a floating electrical power plant (the "Margarita II"), 206 feet long and capable of developing 70 mega-watts of electricity.

On April 30, 1999, the Margarita II was delivered to its owner. To maintain production schedule deadlines and perform customer directed change orders, the Company experienced significant contract cost growth in both labor hours and material. However, agreement was not reached between the Company and the owner regarding the potential increase in the contract price, if any, to compensate for these changes.

At the time of delivery, the Company claimed it was owed approximately $3.5 million for customer directed change orders. In accordance with the terms of the contract, sufficient funds were placed in an escrow trust account by the vessel's owner to secure the $3.5 million in non-negotiated customer directed change orders, as well as additional receivables owed the Company.

The contract provides that any disagreement between the parties be resolved through arbitration. The Company and the owner are currently proceeding to arbitration, though a definitive schedule has not been set. Since the Company cannot reasonably predict the outcome of the arbitration with its customer, it has not included any estimates of possible recoveries in its contract revenue.

3.  INCOME TAXES

The Company recognized $40,000 in income tax expense during the first three months of fiscal year 2000 after applying available business tax credits. During the first three months of fiscal year 1999 the Company did not report net taxable income. Accordingly, the Company did not recognize income tax expense during that period.

4.  ENVIRONMENTAL MATTERS

As discussed in the Company's Form 10-K for fiscal year ended March 28, 1999, the Company faces significant potential liabilities in connection with the alleged presence of hazardous waste materials at certain of its closed shipyards, at its Seattle shipyard and at several sites used by the Company for disposal of alleged hazardous waste. The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances at Company facilities.

Harbor Island Site
As discussed further in the Company's Form 10-K for the year ending March 28, 1999, the Company and several other parties have been named as potential responsible parties by the Environmental Protection Agency ("EPA") pursuant to the Comprehensive Environmental, Response, Compensation, and Liability Act in connection with the documented release of hazardous substances, pollutants, and contaminants at the Harbor Island Superfund Site upon which the Seattle Shipyard is located.

Other Environmental Matters
The Company also is currently involved, together with other companies in some cases, in 13 other Superfund and Non-Superfund remediation sites and environmental legal issues. In certain instances, the Company's liability and proportionate share of costs have not been determined due to uncertainties as to the nature and extent of site conditions and the Company's involvement. Based on the Company's previous experience, its allocated share of multi-participant remediation sites has often been minimal, in certain instances less than 1 percent.

The actual costs relating to environmental remediation and settlements will depend upon numerous factors, including the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, technological developments and changes in environmental laws and regulations.

The Company's financial statements as of June 27, 1999 reflect aggregate reserves for environmental matters of $14.3 million. The Company is negotiating with its insurance carriers and certain prior landowners and operators for past and future remediation costs. The Company has recorded a non-current asset of $2.7 million to reflect a contractual arrangement with an insurance company to share costs for certain environmental matters. No assurance can be given that the Company's reserves are adequate to cover all potential environmental costs the Company could incur.

5.  SUPPLEMENTAL CASH FLOW DISCLOSURE

During the three months ending June 27, 1999, the Company paid $7,000 in interest. During the prior year period ending June 28, 1998, the Company paid $32,000 in interest.

6.  COMPREHENSIVE INCOME

As of March 28, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income was $2.1 million for the three month period ended June 27, 1999, which consisted of net income of $1.8 million and changes from the previously reported fiscal year end in net unrealized gains and losses on marketable securities of $0.3 million.

7.  EARNINGS PER SHARE

Basic earnings per share are based upon the weighted average number of common shares outstanding during the interim period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the interim period plus the dilutive common equivalent shares applicable to the assumed exercise of outstanding stock options.

Weighted average shares outstanding used in earnings per share computations were as follows:

                     					  Quarter Ended
                  				    6/27/99     6/28/98
Basic       			         9,897,679   9,910,180
Diluted         					  10,011,427   9,910,180

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

Revenue - The Company's first quarter revenue of $29.7 million reflects an increase of $2.7 million (10%) from last year's level of $27.0 million. This increase is primarily attributable to the Company's current strategy of shifting away from new construction, as new construction contracts are completed, and concentrating on commercial and government repair and overhaul activities. During the first quarter of fiscal year 2000, the Company's revenue from commerical and government repair and overhaul activities increased $8.1 million, while revenues from new construction activities decreased $5.4 million from the previously reported period last fiscal year.

Cost of Revenue - Cost of revenue during the first quarter of fiscal year 2000 was $22.0 million, or 74% of revenue. Cost of revenue during the first quarter of fiscal year 1999 was $21.6 million, or 80% of revenue. Cost of revenue as a percentage of total revenue during the first quarter of fiscal year 2000 reflects improved margins on commercial and government repair and overhaul activities. The higher cost of revenue percentage reported during the first quarter of fiscal year 1999 reflects the lower margins experienced in completing the Jumbo Mark II Ferry project.

Administrative and manufacturing overhead expense - Overhead costs for administrative and manufacturing activities were $7.5 million, or 25% of revenue for the first quarter of fiscal year 2000 and $8.0 million, or 30% of revenue for the first three months of fiscal 1999. The reduction in administrative and manufacturing overhead expense of $0.5 million (6%) is the result of the Company's continued emphasis on overhead cost control.

Contract reserve activity - During the first quarter of fiscal year 2000 the Company utilized $1.0 million of previously recorded contract and warranty loss reserves associated with both the Jumbo Mark II and Power Barge contracts. During the first three months of fiscal year 1999, the Company utilized $1.6 million in previously recorded Jumbo Mark II forward loss reserves.

Provision for environmental reserves - The Company did not report any changes to the provision for environmental reserves during the first quarter of either fiscal year 2000 or 1999.

Investment and other income - Investment and other income for the first quarter of fiscal year 2000 was $0.5 million. During the first three months of fiscal year 1999 the Company recorded $0.7 million in investment and other income.

Gain on sale of available-for-sale security - During the first quarter of fiscal year 2000 the Company reported a gain from the sale of an available-for-sale security of $0.1 million. During the first three months of fiscal year 1999, the Company did not realize any gains from the sale of an available for sale security.

Income taxes - The Company recognized $40,000 in income tax expense during the first three months of fiscal year 2000 after applying available business tax credits. During the first three months of fiscal year 1999 the Company did not report net taxable income. Accordingly, the Company did not recognize income tax expense during that period.

LIQUIDITY AND CAPITAL RESOURCES

Working capital - Working capital during the first three months of fiscal year 2000 remained relatively unchanged from the beginning of the fiscal year. Working capital for the period ending June 27, 1999 was $59.2 million, which represents an increase of $1.6 million (3%) from the working capital reported at the end of fiscal year 1999.

Unbilled receivables - As of June 27, 1999 unbilled items on completed contracts totaled $1.4 million compared with $4.2 million at the end of the first quarter of fiscal year 1999 and $1.1 million at the beginning of fiscal year 2000.

Capital Resources - Capital expenditures for the first quarter of fiscal 2000 were $0.3 million compared to $0.2 million in the first quarter of fiscal year 1999. The Company's capital expenditures for the past several years have remained relatively constant, having achieved completion of capital improvements necessary to complete the Mark II Ferry project. Fiscal year 2000 capital expenditures are expected to be relatively consistent with last year's level.

Based upon its current cash position described above and anticipated fiscal year 2000 cash flow, the Company believes it has sufficient liquidity to fund operations for this fiscal year. Accordingly, shipyard capital expenditures are expected to be financed out of working capital. A change in the composition or timing of projected work could cause capital expenditures and repair and maintenance expenditures to increase.

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

Although initial testing (following program modifications) has shown the Company's hardware and software to be Year 2000 compliant, some additional program testing continued in the first quarter of fiscal year 2000 and is not scheduled to be completed until August 31, 1999.

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

During the first quarter of fiscal year 2000, the Company continued work on its contingency plans and expects to be completed with this work by September 30, 1999. Such plans will include, but not be limited to: 1) power disruption, 2) vendor replacement, 3) communication alternatives, 4) manual processes for temporary delays resulting from programming changes to correct unforeseen Year 2000 problems. No major Information Technology projects have been deferred due to Y2K compliance activities.

Costs of the Year 2000 project and the estimated completion date are based on management's best estimates, which are derived utilizing numerous assumptions. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from the estimates. Specific factors that might cause material differences include, but are not limited to, the availability and cost of outside programmers and computer consultants.

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

The Company's financial statements as of June 27, 1999 reflect aggregate reserves for environmental matters of $14.3 million. The Company is negotiating with its insurance carriers and certain prior landowners and operators for past and future remediation costs. The Company has recorded a non-current asset of $2.7 million to reflect a contractual arrangement with an insurance company to share costs for certain environmental matters. No assurance can be given that the Company's reserves are adequate to cover all potential environmental costs the Company could incur.

Actual costs to address environmental matters in which the Company is involved will depend on numerous factors, including the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, technological developments, and changes in environmental laws and regulations.

BACKLOG

At June 27, 1999 the Company's firm shipyard backlog consists of approximately $26 million of repair and overhaul work. The Company's repair and overhaul work generally is of short duration with little advance notice. The Company's backlog at June 28, 1998 was approximately $30 million.

LABOR RELATIONS

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

As a result of the binding arbitration process, in February 1998, the Puget Sound Metal Trades Council (bargaining umbrella for all unions at Todd Pacific) and Todd Pacific were sued in Federal District Court for the Western District of Washington by in excess of 200 employees contending that the collective bargaining agreement entered into by Todd Pacific and the various unions representing these employees had not been properly ratified by the union membership. The lawsuit sought a declaratory judgment that the collective bargaining agreement executed in November 1997 be found null and void. The Puget Sound Metal Trades Council and the plaintiff employees reached a final settlement of this matter in May 1999. The Company has agreed to the terms of the settlement, which do not require any action or monetary contribution by the Company.

The Company's current collective bargaining agreement with the Puget Sound Metal Trades Council was scheduled to expire on July 31, 1999. However, prior to expiration, the parties entered into an extension of that agreement to allow for continued negotiations to achieve a new agreement. The extension may be terminated by either party with 72 hours notice.

FUTURE SHIPYARD OPERATIONS

The Company's future profitability depends largely on the ability of the shipyard to maintain an adequate volume of repair, overhaul and new construction business. The Company competes with other northwest and west coast shipyards, some of which have more advantageous cost structures. The Company's competitors include non-union shipyards, shipyards with excess capacity and government subsidized facilities.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27 - Financial Data Schedule.

(b)  Reports on Form 8-K.

The Company has filed the following reports on Form 8-K during the first quarter of its fiscal year ended June 27, 1999:

Form 8-K dated June 4, 1999 submitting the press release issued by the Company regarding the Company's settlement with the Washington State Ferry System on the Jumbo Mark II Ferry project.

Form 8-K dated June 16, 1999 submitting the press release issued by the Company regarding the Company's results of operations for the quarter and fiscal year ending March 28, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TODD SHIPYARDS CORPORATION
Registrant


By:_______________________________
   Scott H. Wiscomb
   Chief Financial Officer and Treasurer
   August 9, 1999