Form 10-Q
period 1999-10-03
TODD SHIPYARDS CORP
filed 1999-11-05
CIK 98537

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


   [X]      Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

               For the quarterly period ended October 3, 1999


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

There were 9,701,480 shares of the corporation's $.01 par value common stock outstanding at October 3, 1999.

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

ITEM 1.  FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (in thousands of dollars, except per share data)

	                                    Quarter Ended    Six Months Ended
                                  10/03/99   9/27/98  10/03/99  9/27/98

Revenues                           $33,136  $19,485  $62,883  $46,481
Operating expenses:
 Cost of revenue                    25,174   16,811   47,154   38,401
 Administrative and
  manufacturing overhead
  expense                            6,687    5,525   14,188   13,510
 Contract reserve                     (785)  (2,795)  (1,778)  (4,412)
Total operating expenses            31,076   19,541   59,564   47,499

Operating income (loss)              2,060      (56)   3,319   (1,018)

Investment and other income            658      170    1,110      820

Gain on sale of available for
 sale security                           -      315      126      315

Income before income taxes           2,718      429    4,555      117
Income tax expense                      40        -       80        -

Net income                          $2,678  $   429 $  4,475   $  117

Basic EPS                           $ 0.28  $  0.04 $   0.46   $ 0.01
Diluted EPS                         $ 0.27  $  0.04 $   0.45   $ 0.01

Retained earnings at
 beginning of period               $44,383  $27,817  $42,586  $28,129
Income for the period                2,678      429    4,475      117
Retained earnings at
 end of period                     $47,061  $28,246  $47,061  $28,246





















The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
Periods Ended October 3, 1999 and March 28, 1999
(in thousands of dollars)
                                                   10/03/99  03/28/99
ASSETS:                                           (Unaudited)(Audited)
Cash and cash equivalents                            $5,759  $ 12,332
Restricted cash                                       2,860     5,507
Securities available for sale                        45,201    23,823
Accounts receivable, less allowance for
 losses of $184 at October 3, 1999
 and $184 at March 28, 1999:
  Government                                          6,054     2,977
  Commercial and other                                3,812    30,371
Costs and estimated profits in excess
 of billings on incomplete contracts                 10,439     2,819
Inventories                                           2,233     2,270
Other                                                   429       717
Total current assets                                 76,787    80,816

Property, plant and equipment, net of
 accumulated depreciation                            17,900    19,026

Deferred pension asset                               25,982    24,782
Other                                                 4,862     4,832
Total assets                                       $125,531  $129,456

LIABILITIES:
Accounts payable and accruals                      $  8,587  $  7,849
Accrual for loss on contract                            361     2,138
Payrolls and vacations                                3,759     3,807
Income taxes                                          1,335     3,695
Billings in excess of costs and estimated
 profits on incomplete contracts                      1,856     4,423
Taxes other than income taxes                         1,022     1,348
Total current liabilities                            16,920    23,260

Accrued post retirement health benefits              20,392    20,692
Environmental reserves                               14,122    14,416
Total liabilities                                    51,434    58,368

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value - authorized
 19,500,000 shares, issued 11,956,026 shares
 at October 3, 1999 and March 28, 1999,
 and outstanding 9,701,480 at October 3, 1999
 and 9,910,180 at March 28, 1999                        120       120
Additional paid-in capital                           38,145    38,181
Retained earnings                                    47,061    42,586
Accumulated other comprehensive income                  268      (182)
Treasury stock                                      (11,114)   (9,617)
Notes receivable from officers for common stock        (383)        -
Total stockholders' equity                           74,097    71,088
Total liabilities and stockholders' equity         $125,531  $129,456





The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Month Periods Ended October 3, 1999 and September 27, 1998
(in thousands of dollars)
                                                       Period Ended
                                                   10/03/99   9/27/98
Cash flows from operating activities:
Net income                                       $  4,475   $    117
Adjustments to reconcile net income to
 net cash used in operating activities:
  Depreciation and amortization                     1,412      1,474
  Decrease (increase) in costs and estimated
   profits in excess of billings                   (7,620)     2,900
  Contract reserve activity                        (1,777)    (4,412)
  Decrease in accounts receivable                  23,482        234
  Increase (decrease) in accounts payable
   and accruals                                       690     (3,967)
  Increase in deferred pension asset               (1,200)      (668)
  Decrease in income taxes                         (2,360)      (305)
  Decrease in other current assets                    288        144
  Decrease in environmental reserves                 (294)      (169)
  Other, net                                       (3,186)     2,533
Total adjustments                                   9,435     (2,236)

Net cash generated (used) in
 operating activities                              13,910     (2,119)

Cash flows from investing activities:
Purchases of marketable securities                (26,973)    (7,224)
Sales of marketable securities                      3,978      7,357
Maturities of marketable securities                 2,000      1,500
Capital expenditures                                 (286)       (77)
Other                                                  67       (100)
Net cash provided (used) by
 investing activities                             (21,214)     1,456

Cash flows from financing activities:
Decrease in restricted cash                         2,647      2,050
Purchase of treasury stock                         (1,916)         -
Net cash provided by financing activities             731      2,050

Net change in cash and cash equivalents            (6,573)     1,387
Cash and cash equivalents at beginning of period   12,332      5,317

Cash and cash equivalents at end of period          5,759      6,704

Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest                                              15         94
 Income taxes                                    $  2,440   $      -

Noncash investing and financing activities:
 Re-issue of treasure stock in exchange for
  notes rececivable                                   383          -





The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Todd Shipyards Corporation (the "Company") filed its Consolidated Financial Statements for the fiscal year ended March 28, 1999 with the Securities and Exchange Commission on Form 10-K. That report should be read in connection with this Form 10-Q.

1.  BASIS OF PRESENTATION

The Company's policy is to end its fiscal year on the Sunday nearest March 31. In accordance with this policy, the Company's fiscal year 2000 will end on April 2, 2000, and include 53 weeks. Accordingly, the Company's quarter ending 10/3/99 contains 14 weeks.

The accompanying Consolidated Financial Statements are unaudited but in the opinion of management reflect all adjustments necessary for a fair presentation of the Company's financial position and results of operations in accordance with generally accepted accounting principles applied on a consistent basis.

2.  CONTRACTS

Mark II Ferry Contract
During the first quarter of this fiscal year, the Company reached a mediated settlement (the "settlement") with the Washington State Ferry System (the "Ferry System") relating to costs incurred in constructing three Jumbo Mark II Ferries. Under terms of the settlement, Todd and the Ferry System agreed to increase the total 3 ship contract value to $205.5 million from its original value of $182.0 million. The $23.5 million contract price increase arises from unpriced engineering and production changes issued by the Ferry System during the construction of the Jumbo Mark II Ferries, which began in 1995.
The Company recognized the settlement in fiscal year 1999.

During the second quarter of fiscal year 2000, the Company collected all remaining Mark II Ferry contract receivables from the Ferry System (recorded at approximately $23.5 million on June 27, 1999), plus the release of restricted cash of approximately $2.9 million.

With respect to the settlement, the only contractual obligation remaining for the Company on the Mark II Ferry project is to perform repair work that may arise during the balance of the warranty period on the third ferry, the MV Puyallup, which expires on December 28, 1999. As of October 3, 1999, the Company anticipates that the remaining warranty work will not have a material effect on the Company's financial condition or operating results during the remaining warranty period. However, the Company will review its reserve estimates during the balance of the warranty period and may revise its warranty reserves as needed.

Power Barge Contract
In the second quarter of fiscal year 1999, the Company commenced work on a new construction contract with an estimated price of approximately $20.0 million. The contract called for the construction of a floating electrical power plant (the "Margarita II"), 206 feet long and capable of developing 70 mega-watts of electricity.

During the first quarter of fiscal year 2000, the Margarita II was delivered to its owner. To maintain production schedule deadlines and perform customer directed change orders, the Company experienced significant contract cost growth in both labor hours and material. However, agreement was not reached between the Company and the owner regarding the potential increase in the contract price, if any, to compensate for these changes.

At the time of delivery, the Company claimed it was owed approximately $3.5 million for customer directed change orders. In accordance with the terms of the contract, sufficient funds were placed in an escrow trust account by the vessel's owner to secure the $3.5 million in non-negotiated customer directed change orders, as well as additional receivables owed the Company.

During the second quarter of fiscal year 2000, the Company and the vessel owner negotiated approximately $0.4 million of customer directed change orders. The Company recognized the associated revenue from these changes during the quarter. In addition, the Company collected outstanding receivables that were held in escrow, at the time of delivery, that were not related to customer directed change orders.

The Company does not currently anticipate that the remaining non-negotiated customer directed change orders will be resolved with the vessel owner without arbitration, which is provided under the terms of the contract. It is anticipated that a definitive arbitration schedule will be set during the Company's third quarter. Since the Company cannot reasonably predict the outcome of the arbitration with its customer, it has not included any estimates of possible recoveries in its contract revenue.

Preservation Contract
During the second quarter of fiscal year 2000 the Company was awarded a new overhaul contract with an estimated price of approximately $29 million. The contract calls for the overhaul of the Washington State Ferry, the MV Yakima. The project will begin in the Company's third quarter and is expected to be completed in approximately 15 months and employ an average of 150 workers.

3.  INCOME TAXES

The Company recognized $40,000 in income tax expense during the quarter ended October 3, 1999, after applying available business tax credits. During the first six month period then ended, the Company recognized $80,000 in income tax expense. During the same periods last fiscal year, the Company did not report net taxable income due to a net operating loss carryforward from fiscal year 1998. Accordingly, the Company did not recognize income tax expense during those periods.

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

Other Environmental Matters
The Company also is currently involved, together with other companies in some cases, in 12 other Superfund and Non-Superfund remediation sites and environmental legal issues. In certain instances, the Company's liability and proportionate share of costs have not been determined due to uncertainties as to the nature and extent of site conditions and the Company's involvement. Based on the Company's previous experience, its allocated share of multi-participant remediation sites has often been minimal, in certain instances less than 1 percent.

The actual costs relating to environmental remediation and settlements will depend upon numerous factors, including the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, technological developments and changes in environmental laws and regulations.

Todd Pacific was notified by the California Environmental Protection Agency that it may be considered a potentially responsible party for the cleanup of the Omega Chemical Corporation site ("Omega Site") in Whittier, California in September of 1994. It is alleged that the Los Angeles Division of Todd Pacific caused certain production wastes and by-products to be transported to this hazardous waste treatment and storage facility between 1976 and 1991.
The California Department of Toxic Substances Control is pursuing the clean up of the Omega Site pursuant to state and federal regulations. The Company in the second quarter entered into a consent decree and settlement agreement with the agency to end its involvement with this site. The Company paid a cash amount, within the established reserve, as part of the settlement.

The Company's financial statements as of October 3, 1999 reflect aggregate reserves for environmental matters of $14.1 million. The Company is negotiating with its insurance carriers and certain prior landowners and operators for past and future remediation costs. The Company has recorded a non-current asset of $2.7 million to reflect a contractual arrangement with an insurance company to share costs for certain environmental matters. No assurance can be given that the Company's reserves are adequate to cover all potential environmental costs the Company could incur.

5.  SUPPLEMENTAL CASH FLOW DISCLOSURE

During the quarter ending October 3, 1999, the Company paid $8,000 in interest and $110,000 in federal income tax. During the first six month period then ending, the Company paid $15,000 in interest and $2.4 million in federal income tax. For the quarter ending September 27, 1998, the Company paid $62,000 in interest. During the first six month period then ending, the Company paid $94,000 in interest. For the second quarter and first six month period ending September 27, 1998, the Company paid no federal income tax.

6.  COMPREHENSIVE INCOME

Comprehensive income was $2.8 million for the quarter ended October 3, 1999, which consisted of net income of $2.7 million and net unrealized gains on marketable securities of $0.1 million. For the six month period then ended, the Company reported comprehensive income of $5.0 million, which consisted of net income of $4.5 million and net unrealized gains on marketable securities of $0.5 million. During the same periods last fiscal year, the Company realized comprehensive losses of $1.3 million and $0.9 million, respectively. Comprehensive losses during these periods consisted of net income of $0.4 million and $0.1 million, respectively, and net unrealized losses on marketable securities of $1.7 million and $1.0 million, respectively.


7.  TREASURY STOCK

During the quarter ended October 3, 1999, the Company repurchased an aggregate of 278,700 shares of its Common Stock, for a consideration of $1.9 million, increasing the number of shares held as treasury stock to 2,339,546. On September 28, 1999, an aggregate of 85,000 shares of such treasury stock were reissued pursuant to the exercise of incentive stock options held by two officers of the Company. As permitted under the Company's Incentive Stock Plan in the discretion of the Compensation Committee of the Board of Directors, the consideration paid by the officers upon exercise of the options is in the form of secured full-recourse promissory notes in the aggregate amount of $382,500 bearing interest at 5.42% and due on September 28, 2001. The notes are reflected as deductions from shareholders' equity until paid.

8.  EARNINGS PER SHARE

Basic earnings per share are based upon the weighted average number of common shares outstanding during the interim period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the interim period plus the dilutive common equivalent shares applicable to the assumed exercise of outstanding stock options.

Weighted average shares outstanding used in earnings per share computations were as follows:

                     Quarter Ended                  Six Months Ended
                  10/3/99     9/27/98             10/3/99     9/27/98
Basic            9,726,880   9,910,180           9,811,030   9,910,180
Diluted          9,810,271   9,959,363           9,894,421   9,959,363

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

Revenue - The Company's second quarter revenue of $33.1 million reflects an increase of $13.6 million (70%) from last year's level of $19.5 million. This increase is primarily attributable to the Company's continued emphasis on commercial and government repair and overhaul activities. During the quarter, the Company's revenue from commerical and government repair and overhaul activities increased $16.8 million, while revenues from new construction activities decreased $3.2 million from the previously reported period last fiscal year.

Revenue for the first half of fiscal year 2000 was $62.9 million which reflects an increase of $16.4 million (35%) from last year's level of $46.5 million. This increase is also attributable to the Company's commercial and government repair and overhaul activities. During the first six months of fiscal year 2000, the Company's revenues from repair and overhaul activities increased $24.9 million, while new construction activities decreased $8.5 million from the comparable prior year period.

Cost of Revenue - Cost of revenue during the second quarter of fiscal year 2000 was $25.2 million, or 76% of revenue. Cost of revenue during the second quarter of fiscal year 1999 was $16.8 million, or 86% of revenue. Cost of revenue as a percentage of total revenue during the second quarter of fiscal year 2000 reflects improved margins on commercial and government repair and overhaul activities. The higher cost of revenue percentage reported during the second quarter of fiscal year 1999 reflects the lower margins experienced in completing the Jumbo Mark II Ferry project.

Cost of revenue during the first six months of fiscal year 2000 was $47.2 million, or 75% of revenue. Cost of revenue during the second quarter of fiscal year 1999 was $38.4 million, or 83% of revenue. This reduction also reflects the improved margins on repair and overhaul activities and lower margins experienced last fiscal year in completing the Jumbo Mark II Ferry project.

Administrative and manufacturing overhead expense - Overhead costs for administrative and manufacturing activities were $6.7 million, or 20% of revenue for the second quarter of fiscal year 2000 and $5.5 million, or 28% of revenue for the second quarter of fiscal year 1999. This percentage reduction in administrative and manufacturing overhead expense is the result of the Company's continued emphasis on productivity gains and overhead cost controls, as well as increased business volumes.

Administrative and manufacturing overhead costs for the first six months of fiscal year 2000 were $14.2 million, or 23% of revenue. During the same period last fiscal year, administrative and manufacturing overhead costs were $13.5 million, or 29% of revenue. This percentage reduction in administrative and manufacturing overhead expense during the first six months of fiscal year 2000, reflects the Company's emphasis on productivity gains and overhead cost controls, as well as increased business volumes.

Contract reserve activity - During the second quarter of fiscal year 2000 the Company utilized $0.8 million of previously recorded contract and warranty loss reserves associated with both the Jumbo Mark II and Power Barge contracts. During the second quarter of fiscal year 1999, the Company utilized $2.8 million in previously recorded Jumbo Mark II forward loss reserves.

During the first six months of fiscal year 2000 the Company utilized $1.8 million of previously recorded contract and warranty loss reserves associated with both the Jumbo Mark II and Power Barge contracts. During the first six months of fiscal year 1999, the Company utilized $4.4 million in previously recorded Jumbo Mark II forward loss reserves.

Investment and other income - Investment and other income for the second quarter of fiscal year 2000 was $0.7 million. During the first six months of fiscal year 2000 the Company recorded $1.1 million in investment and other income. Investment and other income for fiscal year 1999 second quarter and for the first six months were $0.2 million and $0.8 million, respectively.

Gain on sale of available-for-sale security - During the second quarter and first six months of fiscal year 2000, the Company reported gains from the sale of an available-for-sale security of $0 and $0.1 million, respectively.
During the second quarter and first six months of fiscal year 1999, the Company reported a gain from the sale of an available for sale security of $0.3 million.

Income taxes - The Company recognized $40,000 in income tax expense during the quarter ended October 3, 1999, after applying available business tax credits. During the first six month period then ended, the Company recognized $80,000 in income tax expense. During the same periods last fiscal year, the Company did not report net taxable income due to a net operating loss carryforward from fiscal year 1998. Accordingly, the Company did not recognize income tax expense during those periods.

LIQUIDITY AND CAPITAL RESOURCES

Working capital - Working capital during the first six months of fiscal year 2000 improved slightly from the beginning of the fiscal year. Working capital for the period ending October 3, 1999 was $59.9 million, which represents an increase of $2.3 million (4%) from the working capital reported at the end of fiscal year 1999.

Unbilled receivables - As of October 3, 1999 unbilled items on completed contracts totaled $1.0 million compared with $1.6 million at the end of the second quarter of fiscal year 1999 and $1.1 million at the beginning of fiscal year 2000.

Capital Resources - Capital expenditures for the second quarter of fiscal year 2000 were $0.2 million compared to $0.1 million in the second quarter of fiscal year 1999. Capital expenditures for the first six months of fiscal year 2000 were $0.5 million compared to $0.3 million in the first six months of fiscal year 1999. The increase in capital expenditures during the second quarter and first six months of fiscal year 2000 when compared to fiscal year 1999 results from the timing of certain projects which were scheduled to start earlier in the fiscal year.

The Company's capital expenditures for the past several years have remained relatively constant, having achieved completion of capital improvements necessary to complete the Mark II Ferry project. Fiscal year 2000 capital expenditures are expected to be relatively consistent with last year's level.

Stock Repurchase - During the quarter ended October 3, 1999, the Company repurchased an aggregate of 278,700 shares of its Common Stock, for a consideration of $1.9 million, increasing the number of shares held as treasury stock to 2,339,546. The shares repurchased during the quarter were acquired at an average price of $6.65 per share.

The Company has previously engaged in stock repurchases when management considers the market value relative to the fundamental value of the Company to be favorable. During the past several years the Company was unable to take advantage of these market conditions since working capital reserves were needed to fund cost overruns experienced in completing the Jumbo Mark II Ferry contract. However, with the recent mediated settlement with the Washington State Ferry System, the Company was able to repurchase shares during the second quarter of fiscal year 2000.

The Company does not anticipate additional stock repurchases during the near term, but as part of its overall investment strategy will consider repurchasing shares when such purchases are accretive to earnings and book value.

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

While initial testing (following program modifications) has shown that the Company's hardware and software to be Year 2000 compliant, additional testing will continue for the balance of the calendar year to ensure that all systems remain in a ready state.

Management believes that sourcing from alternative vendors that are Year 2000 compliant will minimize any potential interruption in product, if one or more vendors are not able to deliver product in accordance with terms of any purchase order. The local power companies servicing the facilities where the Company operates have acknowledged Year 2000 compliance.

During the second quarter of fiscal year 2000, the Company completed work on its contingency plans in the event of unforseen system disruptions that may occur at the beginning of the new calendar year. Such plans include, but are not limited to: 1) power disruption (the Company has determined that its back-up generators cannot provide a sufficient secondary source of power), 2) vendor replacement, 3) communication alternatives, 4) manual processes for temporary delays resulting from programming changes to correct unforeseen Year 2000 problems. No major Information Technology projects have been deferred due to Y2K compliance activities.

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

Todd Pacific was notified by the California Environmental Protection Agency that it may be considered a potentially responsible party for the cleanup of the Omega Chemical Corporation site ("Omega Site") in Whittier, California in September of 1994. It is alleged that the Los Angeles Division of Todd Pacific caused certain production wastes and by-products to be transported to this hazardous waste treatment and storage facility between 1976 and 1991.
The California Department of Toxic Substances Control is pursuing the clean up of the Omega Site pursuant to state and federal regulations. The Company in the second quarter entered into a consent decree and settlement agreement with the agency designed to end its involvement with this site. The Company paid a cash amount, within the established reserve, as part of the settlement.

The Company's financial statements as of October 3, 1999 reflect aggregate reserves for environmental matters of $14.1 million. The Company is negotiating with its insurance carriers and certain prior landowners and operators for past and future remediation costs. The Company has recorded a non-current asset of $2.7 million to reflect a contractual arrangement with an insurance company to share costs for certain environmental matters. No assurance can be given that the Company's reserves are adequate to cover all potential environmental costs the Company could incur.

Actual costs to address environmental matters in which the Company is involved will depend on numerous factors, including the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, technological developments, and changes in environmental laws and regulations.

BACKLOG

At October 3, 1999 the Company's firm shipyard backlog consists of approximately $54 million of repair and overhaul work. The Company's repair and overhaul work generally is of short duration with little advance notice. The Company's backlog at September 27, 1998 was approximately $37 million.

LABOR RELATIONS

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders (the "Meeting") was held on September 17, 1999 in Seattle, Washington.

At the meeting the stockholders elected seven directors, each of whom will serve until the next Annual Meetng of Shareholders or until his respective successor shall have been elected and qualified or until his earlier resignation or removal. The Board of Directors elected at the Meeting and the votes cast in favor of their election (with the votes cast in favor of their election out of a total of 9,882,680 entitled to vote) are as follows: Brent
D. Baird (9,487,822); Steven A. Clifford (9,488,816); Paterick W.E. Hodgson (9,487,816); Joseph D. Lehrer (9,488,826); Philip N. Robinson (9,488,826);
John D. Weil (9,488,822); and Stephen G. Welch (9,488,168).

The shareholders ratified the appointment of Ernst & Young LLP as the Company's independent public accountants by a vote of 9,498,090 to 15,815 with 10,700 abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27 - Financial Data Schedule.

(b)  Exhibit 99 - Additional Exhibits.

(c)  Reports on Form 8-K.

The Company has filed the following reports on Form 8-K during the second quarter of its fiscal year ended October 3, 1999:

Form 8-K dated September 24, 1999 submitting the press release issued by the Company regarding the Company's award of the M.V. Yakima Preservation contract by the Washington State Ferry System.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TODD SHIPYARDS CORPORATION
Registrant


By:_______________________________
   Scott H. Wiscomb
   Chief Financial Officer and Treasurer
   November 4, 1999
3