Form 10-Q
period 2000-02-01
TODD SHIPYARDS CORP
filed 2000-02-01
CIK 98537

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


   [X]      Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

               For the quarterly period ended January 2, 2000


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

There were 9,701,480 shares of the corporation's $.01 par value common stock outstanding at January 2, 2000.

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

PART I    FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (In thousands of dollars, except per share data)

                                  Quarter Ended     Nine Months Ended
                               01/02/00  12/27/98   01/02/00  12/27/98

Revenues                       $ 24,853   $14,023   $ 87,736  $ 60,503
Operating expenses:
 Cost of revenue                 17,517    15,288     64,671    53,689
 Administrative and
  manufacturing overhead
  expense                         5,707     6,119     19,895    19,629
 Contract reserve                  (192)      368     (1,970)   (4,044)
 Total operating expenses        23,032    21,775     82,596    69,274

Operating income(loss)            1,821    (7,752)     5,140    (8,771)

Investment and other income         695     5,451      1,805     6,272

Gain on sale of available-
 for-sale security                    -       455        126       770

Income (loss) before
 income taxes                     2,516    (1,846)     7,071    (1,729)

Income tax expense                   10         -         90         -

Net income (loss)              $  2,506   $(1,846)  $  6,981  $ (1,729)


Basic EPS                      $   0.26   $ (0.19)  $    0.71 $  (0.17)
Diluted EPS                    $   0.26   $ (0.19)  $    0.71 $  (0.17)

Retained earnings at
 beginning of period           $ 47,061   $28,246   $ 42,586  $ 28,129
Income (loss) for the period      2,506    (1,846)     6,981    (1,729)
Retained earnings at
 end of period                 $ 49,567   $26,400   $ 49,567  $ 26,400




The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
Periods Ended January 02, 2000 and March 28, 1999
(in thousands of dollars)
                                                    01/02/00  03/28/99
ASSETS:                                            (Unaudited)(Audited)
Cash and cash equivalents                          $  6,767  $ 12,332
Restricted cash                                       2,802     5,507
Securities available for sale                        45,111    23,823
Accounts receivable, less allowance for
 losses of $182 at January 02, 2000
 and $184 at March 28, 1999:
  Government                                          3,051     2,977
  Commercial and other                                5,087    30,371
Costs and estimated profits in excess
 of billings on incomplete contracts                  9,689     2,819
Inventories                                           2,047     2,270
Other                                                   835       717
Total current assets                                 75,389    80,816

Property, plant and equipment, net of
 accumulated depreciation                            17,796    19,026

Deferred pension asset                               26,695    24,782
Other                                                 3,927     4,832
Total assets                                       $123,807  $129,456

LIABILITIES:
Accounts payable and accruals                      $  6,808  $  7,849
Accrual for loss on contract                            168     2,138
Payrolls and vacations                                3,921     3,807
Income taxes                                          1,313     3,695
Billings in excess of costs and estimated
 profits on incomplete contracts                      1,279     4,423
Taxes other than income taxes                           624     1,348
Total current liabilities                            14,113    23,260

Accrued post retirement health benefits              20,242    20,692
Environmental reserves                               13,626    14,416
Total liabilities                                    47,981    58,368

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value - authorized
 19,500,000 shares, issued 11,956,026 shares
 at January 02, 2000 and March 28, 1999, and
 outstanding 9,701,480 at January 02, 2000
 and 9,910,180 at March 28, 1999                        120       120
Additional paid-in capital                           38,145    38,181
Retained earnings                                    49,567    42,586
Accumulated other comprehensive income                 (509)     (182)
Less treasury stock                                 (11,114)   (9,617)
Notes receivable from officers for common stock        (383)        -
Total stockholders' equity                           75,826    71,088
Total liabilities and stockholders' equity         $123,807  $129,456



The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Month Periods Ended January 02, 2000 and December 27, 1998
(in thousands of dollars)
                                                    Period Ended
                                                01/02/00     12/27/98
Cash flows from operating activities:
Net income (loss)                                $ 6,981     $ (1,729)
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
  Depreciation and amortization                    2,078        2,520
  Decrease (increase)in costs and estimated
   profits in excess of billings                  (6,870)       4,984
  Contract reserve activity                       (1,970)      (4,044)
  Decrease (increase) in accounts receivable      25,210       (4,255)
  Decrease in accounts payable and accruals         (927)      (1,885)
  Increase in deferred pension asset              (1,913)      (1,002)
  Decrease in income taxes                        (2,382)         (61)
  Decrease in environmental reserves                (790)        (420)
  Other, net                                      (3,308)      (2,109)
Total adjustments                                  9,128       (6,272)

Net cash generated (used) in
 operating activities                             16,109       (8,001)

Cash flows from investing activities:
Purchases of marketable securities               (27,973)      (9,795)
Sales of marketable securities                     4,249        9,564
Maturities of marketable securities                2,300        4,670
Capital expenditures                                (848)        (717)
Other                                               (191)        (650)
Net cash provided (used) by
 investing activities                            (22,463)       3,072

Cash flows from financing activities:
Decrease in restricted cash                        2,705        1,902
Purchase of treasury stock                        (1,916)           -
Net cash provided by financing activities            789        1,902

Net change in cash and cash equivalents           (5,565)      (3,027)
Cash and cash equivalents at beginning of period  12,332        5,317

Cash and cash equivalents at end of period         6,767        2,290

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                       $    33     $    100
  Income taxes                                     2,472            -

Noncash investing and financing activities:
 Re-issue of treasury stock in exchange for
  notes rececivable                                  383            -







The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Todd Shipyards Corporation (the "Company") filed its Consolidated Financial Statements for the fiscal year ended March 28, 1999 with the Securities and Exchange Commission on Form 10-K. That report should be read in connection with this Form 10-Q.

1.  BASIS OF PRESENTATION

The Company's policy is to end its fiscal year on the Sunday nearest March 31. In accordance with this policy, the Company's fiscal year 2000 will end on April 2, 2000, and include 53 weeks. Accordingly, the Company's quarter ending 10/3/99 contained 14 weeks.

The accompanying Consolidated Financial Statements are unaudited but in the opinion of management reflect all adjustments necessary for a fair presentation of the Company's financial position and results of operations in accordance with generally accepted accounting principles applied on a consistent basis.

2.  CONTRACTS

Mark II Ferry Contract
During the third quarter of this fiscal year, the Company concluded the one year warranty period on the third Jumbo Mark II ferry, the MV Puyallup. With the conclusion of this warranty period, the Company has fulfilled its last remaining contractual obligations under the $205.5 million construction contract with the Washington State Ferry System ("Ferry System").

The contract which began in 1995, called for the construction of three Jumbo Mark II ferries at an original contract price of $182 million. The Mark II ferries can transport 218 automobiles and 2,500 passengers each and are the largest ferries in the Ferry System fleet.

During the first quarter of this fiscal year, the Company reached a mediated settlement (the "settlement") with the Ferry System relating to costs incurred in constructing the three ferries. Under terms of the settlement, Todd and the Ferry System agreed to increase the total three ship contract value by $23.5 million. This increase was primarily attributable to unpriced engineering and production changes issued by the Ferry System during the four year construction period. The Company recognized the settlement in fiscal year 1999.

The Company collected all remaining Mark II ferry receivables from the Ferry System (recorded at approximately $23.5 million on June 27, 1999), plus the release of restricted cash of approximately $2.9 million during the second quarter of this fiscal year.

Power Barge Contract
In the second quarter of fiscal year 1999, the Company commenced work on a construction contract with an estimated price of approximately $20.0 million. The contract called for the construction of a floating electrical power plant (the "Margarita II"), 206 feet long and capable of developing 70 mega-watts of electricity.

During the first quarter of fiscal year 2000, the Margarita II was delivered to its owner. To maintain production schedule deadlines and perform customer directed change orders, the Company experienced significant contract cost growth in both labor hours and material. However, an agreement was not reached between the Company and the owner regarding the potential increase in the contract price, if any, to compensate for these changes.

At the time of delivery, the Company claimed it was owed approximately $3.5 million for customer directed change orders. In accordance with the terms of the contract, sufficient funds were placed in an escrow trust account by the vessel's owner to secure the $3.5 million in un-negotiated customer directed change orders, as well as additional receivables owed the Company.

During the second quarter of fiscal year 2000, the Company and the vessel owner negotiated approximately $0.4 million of customer directed change orders. The Company recognized the associated revenue from these changes during the second quarter. However, the Company believes that arbitration will be required to resolve the remaining un-negotiated customer directed change orders with the vessel owner, which is provided under the terms of the contract. Arbitration hearings are expected to start during the fourth quarter of this fiscal year.

Since the Company cannot reasonably predict the outcome of the arbitration with its customer, it has not included any estimates of possible recoveries in its contract revenue. In addition, the Company cannot reasonably estimate the costs associated with pursing full recovery from the vessel owner at this time. Therefore, these costs will be recognized as they are incurred in future accounting periods.

Preservation Contract
During the second quarter of fiscal year 2000 the Company was awarded an overhaul contract with an estimated price of approximately $29 million. The contract calls for the overhaul of the Washington State Ferry, MV Yakima. Since the contract was awarded, its scope of work has been reduced slightly and its value is currently estimated to be approximately $26 million.

Work on the MV Yakima commenced during the third quarter and is approximately 15% complete at January 2, 2000. The project, which will eventually replace or renovate the majority of the vessel's interior structures, including the replacement of steel plating, passenger area furniture, galley, fixtures, windows, and the removal of hazardous materials, is expected to be completed during the third quarter of the Company's fiscal year 2001.

3.  INCOME TAXES

The Company recognized income tax expense of $10,000 during the quarter ended January 2, 2000, after applying available business tax credits. During the nine month period then ended, the Company recognized income tax expense of $90,000. During the same periods of last fiscal year, the Company did not report net taxable income. Accordingly, the Company did not recognize income tax expense during those periods.

4.  ENVIRONMENTAL MATTERS

As discussed in the Company's Form 10-K for the fiscal year ended March 28, 1999, the Company faces significant potential liabilities in connection with the alleged presence of hazardous waste materials at certain of its closed shipyards, at its Seattle shipyard and at several sites used by the Company for disposal of alleged hazardous waste. The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances at Company facilities.

Harbor Island Site
As discussed further in the Company's Form 10-K for the year ending March 28, 1999, the Company and several other parties have been named as potential responsible parties by the Environmental Protection Agency ("EPA") pursuant to the Comprehensive Environmental, Response, Compensation, and Liability Act in connection with the documented release of hazardous substances, pollutants, and contaminants at the Harbor Island Superfund Site upon which the Seattle Shipyard is located. During the third quarter, the EPA issued their Final Remedial Design (Phase 1B) Data Report on the Shipyard Sediments Operable Unit ("SSOU") and issued an Explanation of Significant Differences ("ESD") modifying the 1996 Record of Decision. The ESD renames the Todd portion of the SSOU as the Todd SSOU and relocates and expands the current boundary. The Company is currently negotiating an Administrative Order of Consent and Statement of Work with the EPA for the remedial design of the Todd SSOU. This process will include analysis of sediments within the newly defined boundary.

Other Environmental Matters
The Company also is currently involved, together with other companies in some cases, in other Superfund and Non-Superfund remediation sites and environmental legal issues. In certain instances, the Company's liability and proportionate share of costs have not been determined due to uncertainties as to the nature and extent of site conditions and the Company's involvement. Based on the Company's previous experience, its allocated share of multi-participant remediation sites has often been minimal, in certain instances less than 1 percent.

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

The Company's financial statements as of January 2, 2000 reflect aggregate reserves for environmental matters of $13.6 million. The Company is negotiating with its insurance carriers and certain prior landowners and operators for past and future remediation costs. The Company has recorded a non-current asset of $2.7 million to reflect a contractual arrangement with an insurance company to share costs for certain environmental matters. No assurance can be given that the Company's reserves are adequate to cover all potential environmental costs the Company could incur.

5.  SUPPLEMENTAL CASH FLOW DISCLOSURE

During the quarter ending January 2, 2000, the Company paid $18,000 in interest and $32,000 in federal income tax. During the first nine month period then ending, the Company paid $33,000 in interest and $2.5 million in federal income tax. For the quarter ending December 27, 1998 the Company paid $6,000 in interest. During the nine month period then ending, the Company paid $100,000 in interest. For the third quarter and nine month period ending December 27, 1998, the Company paid no federal income tax.

6.  COMPREHENSIVE INCOME

Comprehensive income was $1.7 million for the quarter ended January 2, 2000, which consisted of net income of $2.5 million and net unrealized losses on marketable securities of $0.8 million. For the nine month period then ended, the Company reported comprehensive income of $6.8 million, which consisted of net income of $7.0 million and net unrealized losses on marketable securities of $0.2 million. During the same periods last fiscal year, the Company realized comprehensive losses of $2.1 million and $3.1 million, respectively. Comprehensive losses during these periods consisted of net losses of $1.8 million and $1.7 million, respectively, and net unrealized losses on marketable securities of $0.3 million and $1.4 million, respectively.

7.  RECOGNITION OF GAIN ON SALE

During the quarter ending December 27, 1998, the Company recognized the remaining $4.5 million gain on the sale of its Galveston shipyard facility which occurred in December 1993.

8.  TREASURY STOCK

As of January 2, 2000, the number of common shares held as treasury stock remained unchanged from the second quarter ending October 3, 1999, at 2,254,546. On September 28, 1999, an aggregate of 85,000 shares of such treasury stock were reissued pursuant to the exercise of incentive stock options held by two officers of the Company. As permitted under the Company's Incentive Stock Plan in the discretion of the Compensation Committee of the Board of Directors, the consideration paid by the officers upon exercise of the options is in the form of secured full-recourse promissory notes in the aggregate amount of $382,500 bearing interest at 5.42% and due on September 28, 2001. The notes are reflected as deductions from shareholders' equity until paid.

9.  EARNINGS PER SHARE

Basic earnings per share are based upon the weighted average number of common shares outstanding during the interim period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the interim period plus the dilutive common equivalent shares applicable to the assumed exercise of outstanding stock options.

Weighted average shares outstanding used in earnings per share computations were as follows:

                     Quarter Ended                  Nine Months Ended
                  01/02/00    12/27/98            01/02/00    12/27/98
Basic            9,701,480   9,910,180           9,782,464   9,910,180
Diluted          9,811,069   9,910,180           9,875,088   9,910,180


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

Revenue - The Company's third quarter revenue of $24.9 million reflects an increase of $10.9 million (78%) from last year's level of $14.0 million. This increase is primarily attributable to the Company's decision to discontinue new construction projects and continue emphasizing commercial and government repair and overhaul activities. During the quarter, the Company's revenue from commerical and government repair and overhaul activities increased $19.2 million, while revenues from new construction activities decreased $8.3 million from the previously reported period last fiscal year.

Revenue for the first nine months of fiscal year 2000 was $87.7 million which reflects an increase of $27.2 million (45%) from last year's level of $60.5 million. This increase is also attributable to the Company's commercial and government repair and overhaul activities. During the first nine months of fiscal year 2000, the Company's revenues from repair and overhaul activities increased $44.1 million, while new construction activities decreased $16.9 million from the comparable prior year period.

Cost of Revenue - Cost of revenue during the third quarter of fiscal year 2000 was $17.5 million, or 70% of revenue. Cost of revenue during the third quarter of fiscal year 1999 was $15.3 million, or 109% of revenue. Cost of revenue as a percentage of total revenue during the third quarter of fiscal year 2000 reflects improved margins on commercial and government repair and overhaul activities. The higher cost of revenue percentage reported during the third quarter of fiscal year 1999 reflects the lower margins experienced in completing the Jumbo Mark II Ferry project, as well as the Company's inability to fully recognize revenue on those costs.

Cost of revenue during the first nine months of fiscal year 2000 was $64.7 million, or 74% of revenue. Cost of revenue during the first nine months of fiscal year 1999 was $53.7 million, or 89% of revenue. This reduction in cost of revenue percentage also reflects the improved margins on repair and overhaul activities during fiscal year 2000 and lower margins experienced in completing the Jumbo Mark II Ferry project, as well as the Company's inability to fully recognize revenue on those costs last fiscal year.

Administrative and manufacturing overhead expense - Overhead costs for administrative and manufacturing activities were $5.7 million, or 23% of revenue for the third quarter of fiscal year 2000 and $6.1 million, or 44% of revenue for the third quarter of fiscal year 1999. This percentage reduction in administrative and manufacturing overhead expense is the result of the Company's continued emphasis on productivity gains and overhead cost controls, as well as increased business volumes. Administrative and manufacturing overhead expense as a percentage of revenue for the third quarter of fiscal year 1999 was also influenced by the Company's inablility to fully recognize revenue on costs incurred during the completion of the Jumbo Mark II Ferry project.

Administrative and manufacturing overhead costs for the first nine months of fiscal year 2000 were $19.9 million, or 23% of revenue. During the same period last fiscal year, administrative and manufacturing overhead costs were $19.6 million, or 32% of revenue. This percentage reduction in administrative and manufacturing overhead expense during the first nine months of fiscal year 2000, reflects the Company's continued emphasis on productivity gains and overhead cost controls, as well as increased business volumes. Administrative and manufacturing overhead expense as a percentage of revenue during the first nine months of fiscal year 1999 were also influenced by the Company's inablility to fully recognize revenue on costs incurred during the completion of the Jumbo Mark II Ferry project.

Contract reserve activity - During the third quarter of fiscal year 2000 the Company utilized $0.2 million of previously recorded contract loss and warranty reserves associated with both the Jumbo Mark II and Power Barge contracts. During the third quarter of fiscal year 1999, the Company utilized $1.0 million in previously recorded Jumbo Mark II forward loss reserves. However, this was fully offset by an additional $1.4 million Jumbo Mark II charge, resulting in the net activity reported for the period as a charge of $0.4 million.

During the first nine months of fiscal year 2000 the Company utilized $2.0 million of previously recorded contract and warranty loss reserves associated with both the Jumbo Mark II and Power Barge contracts. During the first nine months of fiscal year 1999, the Company utilized $5.4 million in previously recorded Jumbo Mark II forward loss reserves which were partially offset by the additional $1.4 million Jumbo Mark II charge taken during the third quarter of fiscal year 1999.

Investment and other income - Investment and other income for the third quarter of fiscal year 2000 was $0.7 million. During the first nine months of fiscal year 2000 the Company recorded $1.8 million in investment and other income. Investment and other income for fiscal year 1999 third quarter and for the first nine months were $5.5 million and $6.3 million, respectively. Investment and other income for both the third quarter and first nine months of fiscal year 1999 was primarily attributable to the Company recognizing the remaining $4.5 million on the sale of its Galveston shipyard facility which occurred in December 1993.

Gain on sale of available-for-sale security - During the third quarter and first nine months of fiscal year 2000, the Company reported a gain from the sale of an available-for-sale security of $0 and $0.1 million, respectively. During the third quarter and first nine months of fiscal year 1999, the Company reported gains from the sale of an available for sale security of $0.5 million and 0.8 million, respectively.

Income taxes - The Company recognized $10,000 in income tax expense during the quarter ended January 2, 2000 after applying available business tax credits. During the first nine month period then ended, the Company recognized $90,000 in income tax expense. During the same periods last fiscal year, the Company did not report net taxable income. Accordingly, the Company did not recognize income tax expense during those periods.

LIQUIDITY AND CAPITAL RESOURCES

Working capital - Working capital during the first nine months of fiscal year 2000 increased from the beginning of the fiscal year. Working capital as of January 2, 2000 was $61.3 million, which represents an increase of $3.7 million (6%) from the working capital reported at the end of fiscal year 1999.

Unbilled receivables - As of January 2, 2000 unbilled items on completed contracts totaled $1.0 million compared with $0.9 million at the end of the third quarter of fiscal year 1999 and $1.1 million at the beginning of fiscal year 2000.

Capital Resources - Capital expenditures for the third quarter of fiscal year 2000 were $0.6 million compared to $0.6 million in the third quarter of fiscal year 1999. Capital expenditures for the first nine months of fiscal year 2000 were $1.1 million compared to $0.9 million in the first nine months of fiscal year 1999.

The Company's capital expenditures for the past several years have remained relatively constant, having achieved completion of capital improvements necessary to complete the Mark II Ferry project. Fiscal year 2000 capital expenditures are expected to be approximately $1.7 million which represents a $0.7 million increase over fiscal year 1999 levels. This increase is primarily attributable to capitalized software system improvements unrelated to Year 2000 upgrades that the Company approved during the third quarter of this fiscal year.

Stock Repurchase - During the quarter ended January 2, 2000, the Company did not repurchase shares of its Common Stock. During the first nine months of fiscal year 2000, the Company repurchased an aggregate of 293,700 shares of its Common Stock. The number of shares held as treasury stock as of January 2, 2000, is 2,254,546.

The Company has previously engaged in stock repurchases when management considers the market value relative to the fundamental value of the Company to be favorable. During the past several years the Company was unable to take advantage of these market conditions since working capital reserves were needed to fund cost overruns experienced in completing the Jumbo Mark II Ferry contract. However, with the mediated settlement with the Washington State Ferry System, the Company was able to repurchase shares during the second quarter of this fiscal year.

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

The Company has not experienced any Year 2000 related computer program system failures and believes that all of its financial, manufacturing and material procurement systems and embedded chip technology in its various operating equipment are Year 2000 compliant. While initial results have shown the Company's hardware and software to be Year 2000 compliant, additional testing and monitoring will continue for the balance of the fiscal year to ensure that all systems remain in a ready state.

In addition the Company will continue to monitor inventory suppliers plus other vendors and suppliers with which its systems interface and exchange data or upon which its business depends, such as banks, power and communications providers, maintenance providers and other service suppliers. These efforts are designed to minimize the extent to which the Company's business will be vulnerable in the event of the failure of these third parties to remedy their own Year 2000 issues.

The Company estimates that its total costs to make all its computer systems Year 2000 compliant will be less than $150,000. Costs are based on management's best estimates, which are derived utilizing numerous assumptions. However, until further evidence confirms that all Year 2000 related systems and third parties are compliant, it cannot be determined that these estimates will be achieved. Actual results could differ materially from the estimates, which could adversly effect the Company's business, financial condition and operating results.

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

Harbor Island Site
As discussed further in the Company's Form 10-K for the year ending March 28, 1999, the Company and several other parties have been named as potential responsible parties by the Environmental Protection Agency ("EPA") pursuant to the Comprehensive Environmental, Response, Compensation, and Liability Act in connection with the documented release of hazardous substances, pollutants, and contaminants at the Harbor Island Superfund Site upon which the Seattle Shipyard is located. During the third quarter, the EPA issued their Final Remedial Design (Phase 1B) Data Report on the Shipyard Sediments Operable Unit ("SSOU") and issued an Explanation of Significant Differences ("ESD") modifying the 1996 Record of Decision. The ESD renames the Todd portion of the SSOU as the Todd SSOU and relocates and expands the current boundary. The Company is currently negotiating an Administrative Order of Consent and Statement of Work with the EPA for the remedial design of the Todd SSOU. This process will include analysis of sediments within the newly defined boundary. The Company at this time cannot reasonably estimate what the impact of the ESD may have on its current reserves, if any. When such a determination can be made the Company will revise its reserve estimates accordingly.

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

The Company's financial statements as of January 2, 2000 reflect aggregate reserves for environmental matters of $13.6 million. The Company is negotiating with its insurance carriers and certain prior landowners and operators for past and future remediation costs. The Company has recorded a non-current asset of $2.7 million to reflect a contractual arrangement with an insurance company to share costs for certain environmental matters. No assurance can be given that the Company's reserves are adequate to cover all potential environmental costs the Company could incur.

Actual costs to address environmental matters in which the Company is involved will depend on numerous factors, including the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, technological developments, and changes in environmental laws and regulations.

BACKLOG

At January 2, 2000 the Company's firm shipyard backlog consists of approximately $45 million of repair and overhaul work. The Company's repair and overhaul work generally is of short duration with little advance notice. The Company's backlog at December 27, 1998 was approximately $53 million.

LABOR RELATIONS

During the third quarter of this fiscal year, the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards) and Todd Pacific Shipyards reached an agreement on a new three year collective bargaining agreement. The Todd Pacific Shipyards eligible workforce subsequently ratified the agreement. The parties had been operating under an extension of the old agreement which expired on July 31, 1999. The new agreement, effective retroactively to August 1, 1999, calls for an annual 3.2% wage and fringe benefit increase.

FUTURE SHIPYARD OPERATIONS

The Company's future profitability depends largely on the ability of the shipyard to maintain an adequate volume of repair and overhaul business. The Company competes with other northwest and west coast shipyards, some of which have more advantageous cost structures. The Company's competitors include non-union shipyards, shipyards with excess capacity and government subsidized facilities.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27 - Financial Data Schedule.

(b)  Reports on Form 8-K.
None










SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TODD SHIPYARDS CORPORATION
Registrant


By:_______________________________
   Scott H. Wiscomb
   Chief Financial Officer and Treasurer
   February 1, 2000