Form 10-K
period 2000-04-02
TODD SHIPYARDS CORP
filed 2000-06-16
CIK 98537

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                            FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the fiscal year ended April 2, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non affiliates of the registrant was approximately $48 million as of June 9, 2000.

There were 9,701,480 shares of the corporation's $.01 par value common stock outstanding at June 9, 2000.

                   Documents Incorporated by Reference

Portions of the Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held September 11, 2000 are incorporated by reference into Part III.







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

Item 10. Directors and Executive Officers of the
         Registrant........................................... *

Item 11. Executive Compensation............................... *

Item 12. Security Ownership of Certain Beneficial Owners
         and Management......................................  *

Item 13. Certain Relationships and Related Transactions....... *

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K ................................. *

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

ITEM 1.  BUSINESS
INTRODUCTION

Todd Shipyards Corporation (the "Company") was organized in 1916 and has operated a shipyard in Seattle, Washington (the "Shipyard") since incorporation. The Company operates the Shipyard through its wholly owned subsidiary Todd Pacific Shipyards Corporation ("Todd Pacific"). Todd Pacific, historically, has been engaged in the repair/overhaul, conversion and construction of commercial and military ships and vessels.

Throughout much of the Company's history, a substantial portion of its revenues and profits were attributable to long-term United States Government ("Government") contracts. However, in the late 1980's a significant decline in the annual shipbuilding budgets of the Department of the Navy (the "Navy") greatly reduced the Company's bidding opportunities for long-term Government contracts.

In fiscal year 1995 to offset the downturn in long-term Government contract opportunities, the Company entered into a contract for the construction of three Jumbo Mark II Class ferries ("Mark II Ferry") for the Washington State Ferry System ("Ferry System"). The Mark II Ferry project represented the Company's first new construction effort in 10 years. The $205.5 million contract was concluded during fiscal year 2000, when the Company reached a mediated settlement with the Ferry System relating to unpriced engineering and production changes issued by the Ferry System during construction of the Mark II Ferries. The settlement was reflected in the Company's 1999 fiscal year end results and materially affected revenues and earnings for that period.

As the Company neared completion of the Mark II Ferry project, it began construction of a 70 mega-watt floating electrical power plant (the "Margarita II"). The Margarita II was delivered during the first quarter of fiscal year 2000 with numerous unsettled engineering and production change orders remaining to be negotiated with the customer. The Company, which is seeking full compensation for the costs of these engineering and production change orders from the customer, is currently engaged in arbitration hearings with the customer and a third party arbitrator in an attempt to resolve the unsettled change orders.

With the completion of these two construction projects, the Company has consciously focused its main business strategy on repair, maintenance and conversion business opportunities. This strategy has already resulted in the award and fiscal year 2000 contract start of a new five year cost-type contract for continuous maintenance work on three Navy aircraft carriers. The Planned Incremental Availability ("PIA") contract has a notional value of approximately $100 million.

Subsequent to the end of the Company's fiscal year 2000, the Navy announced its intention to award the Company, on a sole source basis a multi-ship contract, not to exceed ten years in duration, for the repair and maintenance of six surface combatant class vessels stationed in the Puget Sound area. A non-exclusive teaming arrangement between the Company (as prime contractor) and other West Coast contractors is anticipated for contract performance. If awarded, work on this contract will commence during the first quarter of the Company's fiscal year 2001.

In addition to these recently completed construction projects, the newly awarded PIA contract, and the potential surface combatant contract, the Company engages in commercial repair, overhaul and conversion work on other Navy vessels, U.S. Coast Guard vessels, ferries, container vessels, tankers, fishing vessels, cruise ships, barges, and tug supply vessels.

Notwithstanding the Company's recent long-term Government contract award, the current annual shipbuilding and maintenance budgets of the Navy are still significantly lower than historical levels experienced 10 or 15 years ago. This overall reduction in long-term Government contracting opportunities has created excess ship construction and repair capacity, both nationally and locally, resulting in intense price competition. The Company has responded to this competition by carefully reviewing its overhead, streamlining its operations and implementing advanced shipyard production techniques that were developed over the past five years during the new construction projects.

Management believes that the Company is well positioned to continue performing a substantial amount of the maintenance and repair work on commercial and Federal Government vessels engaged in various seagoing trade activities in the Pacific Northwest. This position should enable the Company to successfully pursue repair, maintenance, and conversion work for the vessel fleets operating on Puget Sound (near Seattle) and the Pacific Coast. These fleets include the U.S. Navy, the U.S. Coast Guard, the Washington State Ferry System, the Alaska Marine Highway System, other government owned vessels, passenger cruise ships, American-flagged cargo carriers, fishing fleets, tankers, and tug and barge operators. While the Company may selectively pursue new construction opportunities in the future, its primary focus, as stated previously, will be on repair, maintenance and conversion activities.

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

Government ship repair and overhaul work is usually awarded through a formal bidding process. The Company also performs repair and overhaul work for the Navy under cost-type contracts. These contracts provide for reimbursement of costs, to the extent allocable and allowable under applicable regulations, and payment of an incentive or award fee based on the customer's judgment of the Company's performance with respect to certain pre-established criteria. The Government regulates the methods by which overhead costs are allocated to Government contracts. The Company's commercial and Government repair and overhaul contracts contain customer payment terms that are determined by mutual agreement. Typically, the Company is periodically reimbursed through progress payments based on the achievement of certain agreed to benchmarks less a specified level of retention. Some vessel owners contracting for repair, maintenance, or conversion work also require some form and amount of performance and payment bonding, particularly state agencies.

Construction Operations
During the third quarter of fiscal year 2000, the Company officially completed the Mark II Ferry program, with the completion of the warranty period on the third vessel. The Mark II Ferry program, awarded in fiscal year 1995, called for the construction of three ferries which are designed to transport 218 automobiles and 2,500 passengers each on the waterways of Puget Sound and are the largest ferries in the Washington State Ferry System fleet.

During the first quarter of fiscal year 2000, the Company completed work on the Margarita II. The contract, awarded in August 1998, called for the construction of a 70 mega-watt floating electrical power-plant. The contract will officially end with the completion of the warranty period during the second quarter of fiscal year 2001.

Distribution of Work
The approximate distribution of the Company's Shipyard revenues for each of the last three fiscal years are summarized as follows:

                                  2000   1999   1998
Federal Government                 72%    30%    18%
Commercial                         28%    70%    82%
Total                             100%   100%   100%

The distribution of the Company's revenues for fiscal year 2000 were significantly influenced by the increased volume of cost-type Government repair and maintenance work, the completion of the Power Barge during the first quarter of fiscal year 2000, and the absence of Mark II Ferry revenue, which is attributable to the completion of all production related work on the contract in fiscal year 1999.

During fiscal years 1999 and 1998, the Mark II Ferry program represented 39% and 55% of revenues, respectively. Mark II Ferry revenue for fiscal year 1999 was significantly influenced by the $24.7 million in additional revenues recorded as a result of the Mark II Ferry project settlement. The Mark II Ferry project had a significant impact both on the volume and nature of the business being conducted in fiscal year 1999, and to the relative contribution from federal government and commercial customers.

Future Operations
The Company plans to actively pursue Government and commercial repair, maintenance and conversion opportunities. International construction and repair opportunities are limited because shipbuilders in foreign countries are often subsidized by their governments. These subsidies allow foreign shipyards to enter into production contracts at prices below their actual production costs. Competition for domestic construction and repair opportunities will continue to be intense as certain of the Company's larger competitors have more modern shipbuilding facilities, lower labor cost structures, or access to greater financial resources. The Company intends to capitalize on the advantages of its geographic location, the skills of its experienced workforce and production efficiencies developed over the past several years as it competes for repair, maintenance and conversion opportunities.



Employees
The number of persons employed by the Company varies considerably from time to time depending primarily on the level of Shipyard activity, averaging approximately 900 employees during fiscal year 2000 and totaling approximately 1,200 employees on April 2, 2000.

During fiscal year 2000 an average of approximately 800 of the Company's Shipyard employees were covered by a union contract that became effective during the third quarter of this fiscal year. At April 2, 2000 approximately 1,100 Company employees were covered under this contract.

In February 1998, the Puget Sound Metal Trades Council (bargaining umbrella for all unions at Todd Pacific) and Todd Pacific were sued in Federal District Court for the Western District of Washington by in excess of 200 employees contending that the collective bargaining agreement entered into by Todd Pacific and the various unions representing these employees had not been properly ratified by the union membership. The lawsuit sought a declaratory judgment that the collective bargaining agreement executed in November 1997 be found null and void. The Puget Sound Metal Trades Council and the plaintiff employees reached a final settlement of this matter during the Company's first quarter of fiscal year 2000. The Company has agreed to the terms of the settlement, which do not require any action or monetary contribution by the Company.

Availability of Materials
The principal materials used by the Company in its Shipyard are steel and aluminum plate and shapes, pipe and fittings, and electrical cable and fittings. Management believes that each of these items can presently be obtained in the domestic market from a number of different suppliers. In addition, the Company maintains a small on-site inventory of these items that is deemed sufficient for emergency ship repairs.

Competition
Competition in the domestic shipyard industry is intense. The Company competes for commercial and Government work with a number of other shipyards, some of which have more advantageous cost structures. The Company's competitors for overhaul/conversion and repair work include non-union shipyards, shipyards with excess capacity and government subsidized facilities. Although not a market with which the Company has continued interest, the Company's competitors for new construction work include shipyards on the Gulf Coast and East Coast with lower wage structures, substantial financial resources or significant recent investments in productivity enhancing facilities. The reduced size of the Government's active duty fleet has resulted in a significant decline in the total amount of Government business available to the private sector shipyards, creating excess shipyard capacity and acute price competition.

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

The Company has an accrued liability of $19.3 million as of April 2, 2000 for environmental matters. As assessments of environmental matters and remediation activities progress, these liabilities are reviewed periodically and adjusted to reflect additional technical, engineering and legal information that becomes available. The Company's estimate of its environmental liabilities is affected by several uncertainties such as, but not limited to, the method and extent of remediation of contaminated sites, the percentage of material attributable to the Company at the sites relative to that attributable to other parties, and the financial capabilities of the other Potentially Responsible Parties ("PRP") at most sites. The Company's estimate of its environmental liabilities is also affected as additional information becomes known regarding alleged damages from past exposure to asbestos at Company facilities. The Company is covered under its various insurance policies for some, but not all, potential environmental liabilities. See Item 3. Legal Matters, Item 7. Management's Discussion and Analysis and
Note 11 of the Notes to Consolidated Financial Statements for further information regarding the Company's environmental matters.

Safety Matters
The Company is also subject to the federal Occupational Safety and Health Act ("OSHA") and similar state statutes. The Company has an extensive health and safety program and employs a staff of safety inspectors and industrial hygiene technicians whose primary functions are to develop Company policies that meet or exceed the safety standards set by OSHA, train production supervisors and make periodic inspections of safety procedures to insure compliance with Company policies on safety and industrial hygiene. All employees are required to attend regularly scheduled safety training meetings.

Backlog
At April 2, 2000 the Company's backlog consists of approximately $37 million of repair, maintenance, and conversion work. This compares with backlogs of $46 million and $47 million at March 28, 1999 and March 29, 1998 respectively. The Company's current backlog is primarily attributable to firm repair, maintenance and conversion work scheduled for completion during fiscal year 2001.

Since work under several of the Company's Navy contracts is at the option of the Navy, the Company cannot provide assurance as to the timing or level of work that may be performed under these contracts. Therefore, projected revenues from these contracts are not included in the Company's backlog.

INVESTMENTS AND ACQUISITIONS
The Company has from time to time pursued opportunities to diversify its business, in areas such as metal fabrication, marine transportation, other marine industries and businesses unrelated to the Shipyard.

The Company continues to evaluate suitable investment opportunities, which it believes will appropriately utilize the Company's resources. During fiscal year 2000 the Company did not make any direct investments in other businesses, either related or unrelated to the Shipyard activities.

ITEM 2. PROPERTIES

The design capacities of the Company's three drydocks, all of which are located at the Shipyard, are as follows:

              Year       Type       Max.Design Date of Lease
Name         Built   Owned Leased   Capacity(in tons)      Expiration
Emerald Sea  1970    Steel               40,000                  -
YFD-70       1945           Steel        17,500               4/15/01
YFD-54       1943           Wood          5,700               9/30/00

During fiscal year 2000, the Company extended the lease on its wood drydock (YFD-54) for a one year period, through September 2000, and has an option to extend the lease for an additional five years at the conclusion of the extension period. The Company is currently evaluating several factors, including, but not limited to, management's plans for future operations, recent operating results and projected cash flows to determine if the lease will be extended beyond the current term.

The Company is required to maintain Navy certification on its drydocks and cranes in order to qualify its facilities to bid on and perform work under certain Navy and United States Coast Guard ("Coast Guard") contracts. The Company's current certification for the drydocks listed above are 30,000 tons (Emerald Sea) and 14,000 tons (YFD-70). While such certification is less than the maximum design capacity, it is sufficient to allow the Company to perform work on all non-nuclear U.S. Navy vessels homeported in Puget Sound, as well as all Coast Guard vessels. Drydock YFD-54 is not currently certified and the Company is evaluating whether to have it re-certified prior to the lease expiration later this fiscal year. The Company also maintains certification of its cranes.

The Company believes that its owned and leased properties at the Shipyard are in reasonable operating condition given their age and usage, although, from time to time, the Company has been required to incur substantial expenditures to ensure the continuing serviceability of its owned and leased machinery and equipment.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. Fines and penalties may be imposed for non-compliance with these laws. Such laws and regulations may expose the Company to liability for acts of the Company which are or were in compliance with all applicable laws at the time such acts were performed. The Company faces potential liabilities in connection with the alleged presence of hazardous waste materials at its Seattle shipyard and at several sites used by the Company for disposal of alleged hazardous waste.
The Company is identified as a PRP by the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA," commonly known as the "Superfund") in connection with matters pending at four Superfund sites. Additionally, the Company has been named as a PRP for four Superfund cases where the Company has asserted that its liability was discharged when it emerged from bankruptcy in 1990. Generally these environmental claims relate to sites used by the Company for disposal of alleged hazardous waste. The matters relating to the Harbor Island site, where the Company's Shipyard is located, are discussed below. Reference is made to Note 11 of the Notes to the Consolidated Financial Statements in Item 8 below for information with respect to all pending suits, claims and proceedings, including four as to which the Company believes it has no or only nominal liability.
Harbor Island Site
The Company and several other parties have been named as PRPs by the EPA pursuant to CERCLA in connection with the documented release or threatened release of hazardous substances, pollutants and contaminants at the Harbor Island Superfund Site, (the "Harbor Island Site"). Included in the Company's $19.3 million total reserve for environmental matters is a reserve of $15.9 million to address the Harbor Island Site.
To date, the EPA has separated the Harbor Island Site into three operable units that affect the Company: the Soil and Groundwater Unit (the "Soil Unit"), the Shipyard Sediments Operable Unit (the "SSOU") and the Sediments Operable Unit (the "SOU"). The Company, along with a number of other Harbor Island PRPs, received a Special Notice Letter from the EPA on May 4, 1994 pursuant to section 122 (e) of CERCLA. The Company entered into a Consent Decree for the Soil Unit in September 1994 under which the Company has agreed to remediate the designated contamination on its property. Removal of floating petroleum product from the water table began in October 1998 and will continue throughout fiscal year 2001. The Company and the EPA are currently negotiating the extent and methodology of the soil remediation. The Company estimates remediation of the entire Soil Unit will take approximately 36 to 60 months from the clean-up start date.
During the third quarter of the fiscal year 1997, the EPA issued its Record of Decision ("ROD") for the SSOU. The ROD identifies four alternative solutions for the SSOU remediation and identifies the EPA's selected remedy. During the third quarter of fiscal year 2000, the EPA expanded the boundaries of the SSOU issuing their Phase 1B Data Report and resulting Explanation of Significant Differences outlining the changes to the ROD. The Company has evaluated what it believes is the financial impact of the EPA's actions and has increased its reserves to $13.6 million for the remedial effort. This reserve increase resulted in a $5.6 million charge against current year earnings. During the fourth quarter of fiscal year 2000, the Company and the EPA entered into an Administrative Order on Consent for the development of the remedial design for the SSOU. The Management believes that the timing and cost of the SSOU clean up will remain significantly uncertain until a remedial design has been finalized with the EPA that identifies the scope of remediation and the method of sediment disposal.
During the Company's fiscal year 2000, several species of salmon in Washington State were designated under the Endangered Species Act. The potential impact the listing could have on the remedial efforts on the Harbor Island Superfund site is unknown at this time.

During January 1998, the Company was notified by the EPA that testing would be required in the West Waterway of the Duwamish River outside the borders of the SSOU as part of the SOU. The Company during May 1998 entered into an Administrative Order on Consent to perform certain limited testing as part of the SOU investigation. After an evaluation of the results, the EPA issued a draft "no action" ROD on the SOU for public comment which if issued in final form would end the investigation of the SOU, requiring no remedial action.
The public comment period closed during the Company's fourth quarter of fiscal year 2000 and the EPA has not yet announced the results.

The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities. The Company has approximately 330 cases involving 550 plaintiffs pending against it, together with other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers and equipment manufacturers, involving injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company and its insurers are vigorously defending these actions. Most of these cases have been filed since 1991 by heirs of retired employees or employees of subcontractors who allegedly worked at Company sites, and allege contact with asbestos for varying periods of time and allege that such exposure caused illness and/or death. The cases are generally filed with multiple claimants and multiple defendants and are generally insured matters. Suits of this nature generally seek amounts in excess of $100,000 on behalf of each claimant as against all defendants. Claims resolved to date have been settled for net amounts that are immaterial to the Company's financial condition and operating results. By their very nature, civil actions relating to toxic substances vary according to the cases' fact patterns, jurisdiction and other factors. Accordingly, the Company cannot predict the eventual number of such cases or their eventual resolution. The Company has included an estimate of its potential liability for these issues in its environmental reserves.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2000.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

The Company's stock is listed on the New York Stock Exchange (the "NYSE"). The following table sets forth for the fiscal quarters indicated the high and low composite sales prices of the stock as reported by the NYSE.

Quarter Ended                               High        Low
June 28, 1998                               7.50       5.00
September 27, 1998                          6.38       4.13
December 27, 1998                           5.69       4.50
March 28, 1999                              6.00       4.31
June 27, 1999                               7.13       3.88
October 3, 1999                             7.38       6.25
January 2, 2000                             9.56       6.88
April 2, 2000                               8.56       7.00

On June 9, 2000 the high and low prices of the Company's common stock on the NYSE were $7.63 and $7.38, respectively.

At June 9, 2000 there were 1,903 holders of record of the outstanding shares of common stock. The Company does not presently anticipate the declaration of dividends.














ITEM 6.  SELECTED FINANCIAL DATA  (In thousands of dollars,
                                   except per share data)
The following table summarizes certain selected consolidated financial data of the Company which should be read in conjunction with the accompanying consolidated financial statements of the Company included in Item 8.

                          April 2,  March 28,  March 29,  March 30,  March 31,
                             2000       1999       1998       1997       1996

Revenue (1)               $123,851   $106,189   $109,537   $114,398   $101,687
Income (loss)
 from operations (2)(3)      5,610     10,222      3,197    (25,793)     1,017
Net income(loss) (2)(3)(4)   8,132     17,394      8,103    (21,253)     4,132

Per share of common stock
Income (loss)
 Basic EPS                    0.83       1.76       0.82      (2.14)      0.42
 Diluted EPS                  0.82       1.75       0.82      (2.14)      0.41

Financial position:
Working capital             63,554     55,009     44,400     33,245     48,880
Fixed assets                17,356     19,026     21,565     24,477     26,499
Total assets               132,147    129,456    116,873    115,789    120,571

Stockholders'
 equity                     76,185     71,088     56,813     47,940     67,380

(1) As discussed in greater detail in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Mark II Ferry Contract" the Company's 1999 revenues included $23.5 million arising from an increase in the contract price relating to the construction of three Jumbo Mark II Ferries, and an additional $1.2 million in revenue associated with tasks completed under the original contract that it had not been able to recognize previously, substantially offsetting approximately $24.6 million of contract losses, before administrative overhead expenses recognized by the Company under the prior contract terms. A substantial portion of these contract losses were recognized during the fiscal year 1997.

(2) During fiscal year 1998, the Company reached agreement with an insurance company regarding that carrier's obligations for property damage occurring in previous fiscal years. This settlement contributed $6.1 million to operating and net income. This settlement was offset partially by an additional $0.5 million operating charge to environmental reserves.

(3) During fiscal year 2000, the Company recorded an additional $5.6 million operating charge for environmental reserves. This charge was partially offset by a $0.9 million environmental insurance settlement the Company reached with one of its insurance carriers.

(4) During fiscal year 1998, the Company received a federal income tax refund of $1.5 million, which contributed a similar amount to net income. In addition, the Company realized a $1.0 million gain on the sale of its broadcasting stations, operated by Elettra Broadcasting, Inc.






ITEM 7.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Notes to Consolidated Financial Statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith. The following discussion and analysis of financial condition and results of operations contains forward-looking statements, which involve risks and uncertainties. The Company's actual results in future periods may differ significantly from the results discussed in or anticipated by such forward looking statements. Certain factors which may impact results for future periods are discussed below under the captions "Overview - Profitability," and "Environmental Matters." Readers should also consider the statements and factors discussed under the caption "Operations Overview" in Item 1 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended April 2, 2000, and in the Notes to the Company's Consolidated Financial Statements for the fiscal year then ended.

Overview

During fiscal year 2000, the Company recorded revenue of $123.9 million, which represented an increase of $17.7 million, or 17%, over fiscal year 1999 revenue. However, considering that revenue for fiscal year 1999 was materially impacted by the $24.7 million Jumbo Mark II project settlement with the Washington State Ferry System, the increase in fiscal year 2000 revenue, excluding the 1999 Jumbo Mark II settlement was $42.4 million, or 52%. Repair and overhaul activities represented approximately 97% of fiscal year 2000 revenues, while fiscal year 1999 repair and overhaul activities accounted for approximately 65% of revenues, excluding the $24.7 million Jumbo Mark II settlement.

Revenue for fiscal year 2000 reflects the Company's business strategy of emphasizing repair and overhaul activities, while discontinuing the pursuit of new construction opportunities. This strategy will be central to the Company's fiscal year 2001 business plan.

During fiscal year 2000 the Company recorded operating income of $5.6 million on revenue of $123.9 million, or 5% of revenue. Operating income for fiscal year 2000 was significantly impacted by the Company's decision to increase environmental reserves by $5.6 million during the fourth quarter. This reserve increase was partially offset by a $0.9 million environmental insurance settlement, also realized by the Company during the fourth quarter of fiscal year 2000. The resulting net environmental reserve charge of $4.7 million, which is unrelated to the current shipyard operations, reduced the Company's operating income in fiscal year 2000 by 45%.

The environmental reserve increase became necessary when the Company determined, during the fourth quarter, the cost impact of the Environmental Protection Agency's Final Remedial Design Data Report on the Shipyard Sediments Operable Unit. This report relocates and expands the current sediments boundary. The expansion of the existing boundaries, which was reported by the Company in the period ending January 2, 2000, significantly increases the potential cost of sediment remediation.

The Company also recognized a net gain of $0.1 million from the sale of available-for-sale securities, and $3.1 million in non-operating investment income during fiscal year 2000. These amounts in addition to the operating income reported, resulted in fiscal year 2000 income before income tax expense of $8.8 million.


Auxiliary Oiler Explosive ("AOE") Contract

In May 1996, the Company was awarded a cost-type contract for phased maintenance repairs to four Navy AOE class supply ships during a five year availability schedule. The notional value of the original AOE contract was $79 million. During fiscal year 2000 the notional value of the contract has increased to approximately $100 million of which $87 million had been recorded as revenue, cumulatively, as of April 2, 2000.

Based on current availability schedules the contract is anticipated to conclude during the second quarter of the Company's fiscal year 2002. To meet this availability schedule, the Company anticipates the Navy to exercise contract options, which will increase the final contract value to approximately $129 million. Once the contract concludes, the Company expects the Navy to undergo a competitive bidding process to award another multi-year, multi-ship follow-on contract.

Planned Incremental Availability ("PIA")

During January 1999, the Company was awarded a five year cost-type contract for phased maintenance on three Carrier Vessel Nuclear, or CVN class aircraft carriers by the Department of the Navy. The PIA contract has a notional value of approximately $100 million, of which $26 million had been recorded as revenue, cumulatively, as of April 2, 2000. The contract gives the Navy options to have the Company perform non-propulsion repair and maintenance work on three separate nuclear aircraft carriers at Puget Sound Naval Shipyard in Bremerton, Washington. Work on the first ship availability started during the Company's first quarter of fiscal year 2000.

Preservation Contract

During the second quarter of fiscal year 2000, the Company was awarded an overhaul contract with an estimated price of approximately $29 million. The contract calls for the overhaul of the Washington State Ferry, MV Yakima. Since the contract was awarded, its scope of work has been reduced slightly and its value is currently estimated to be approximately $28 million.

Work on the MV Yakima commenced during the third quarter and is approximately 34% complete at April 2, 2000. The project, which will eventually replace or renovate the majority of the vessel's interior structures, including the replacement of steel plating, passenger area furniture, galley, fixtures, windows, and the removal of hazardous materials, is expected to be completed during the fourth quarter of the Company's fiscal year 2001.

The Company's current estimates to complete the project are within the established production budgets and the current completion schedule is projected to be earlier than contractually required. The Company may be awarded financial incentives if certain contractual delivery dates are met. However, the Company has not considered these incentives in its contract revenue projections.

Power Barge Contract

In the second quarter of fiscal year 1999, the Company commenced work on a new construction contract with an estimated price of approximately $20.0 million. The contract called for the construction of a floating electrical power plant (the "Margarita II"), 206 feet long and capable of developing 70 mega-watts of electricity.

During the first quarter of fiscal year 2000, the Margarita II was delivered to the customer. To maintain production schedule deadlines and perform customer directed change orders, the Company experienced significant contract cost growth in both labor hours and material. However, an agreement was not reached between the Company and the customer regarding the potential increase in contract price, if any, to compensate for these changes.

At the time of delivery, the Company claimed it was owed approximately $3.5 million for customer directed change orders. In accordance with the terms of the contract, sufficient funds were placed in an escrow trust account by the customer to secure the $3.5 million in un-negotiated customer directed change orders, as well as additional receivables owed the Company.

During the second quarter of fiscal year 2000, the Company and the vessel owner negotiated approximately $0.4 million of customer directed change orders, leaving approximately $3.1 million in un-negotiated change orders at April 2, 2000. The Company recognized the associated revenue from these changes during the second quarter. However, it became apparent that arbitration was required to resolve the remaining un-negotiated customer directed change orders with the customer, which was provided under the terms of the contract. Arbitration hearings, which began during the fourth quarter of fiscal year 2000, resumed during the first quarter of fiscal year 2001, and are scheduled to be concluded during the second quarter of fiscal year 2001.

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

At April 2, 2000, the Company believes that its remaining contract warranty reserves are adequate and any potential warranty expense greater than established reserves will be immaterial to the Company's financial condition or operating results. However, the Company will review its reserve estimates during the balance of the warranty period and may revise its reserves as needed. The warranty period is scheduled to end early in the Company's second quarter of fiscal year 2001.

Mark II Ferry Contract

During the third quarter of fiscal year 2000, the Company concluded the one year warranty period on the third Jumbo Mark II ferry, the MV Puyallup. With the conclusion of this warranty period, the Company has fulfilled its last remaining contractual obligations under the $205.5 million construction contract with the Washington State Ferry System ("Ferry System").

The contract, which began in 1995, called for the construction of three Jumbo Mark II ferries at an original contract price of $182 million. The Mark II ferries can transport 218 automobiles and 2,500 passengers each and are the largest ferries in the Ferry System fleet.

During the first quarter of fiscal year 2000, the Company reached a mediated settlement (the "settlement") with the Ferry System relating to costs incurred in constructing the three ferries. Under terms of the settlement, the Company and the Ferry System agreed to increase the total three ship contract value by $23.5 million. This increase was primarily attributable to unpriced engineering and production changes issued by the Ferry System during the four year construction period. The Company recognized the financial impact of the settlement in fiscal year 1999.

The Company collected all remaining Mark II ferry receivables of approximately $23.5 million from the Ferry System, plus the release of restricted cash of approximately $2.9 million during the second quarter of this fiscal year.

Business Volume and Backlog

At April 2, 2000 the Company's backlog consists of approximately $37 million of repair, maintenance and conversion work. This compares with backlogs of $46 million and $47 million at March 28, 1999 and March 29, 1998 respectively. The Company's current backlog position is primarily attributable to firm repair, maintenance and conversion work scheduled for completion in fiscal year 2001.

Since work under several of the Company's Navy contracts is at the option of the Navy, the Company cannot provide assurance as to the timing or level of work that may be performed as part of these contracts. Therefore, projected revenues from these contracts are not included in the Company's backlog.

Profitability

The Company's future profitability depends largely on the ability of the Shipyard to maintain an adequate volume of ship repair, overhaul and conversion business to augment its longer term contracts. The variables affecting the Company's business volume include public support provided to competing Northwest shipyards, excess west coast and industry-wide shipyard capacity, foreign competition, governmental legislation and regulatory issues, activity levels of the U.S. Navy, competitors' pricing behavior, and Company labor efficiencies and work practices.

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

Year to year comparisons

2000 Compared with 1999

Net income for fiscal year 2000 decreased by $9.3 million from fiscal year 1999 levels primarily due to the impact of the $24.7 million mediated settlement reached between the Company and the Ferry System relating to the Mark II Ferries in fiscal year 1999 and to the additional environmental reserves of $5.6 million in fiscal year 2000. Net income for fiscal year 2000 was also influenced as a result of the following components.

Revenues
The Company recorded revenue of $123.9 million during fiscal year 2000, which represented an increase of $17.7 million, or 17%, over fiscal year 1999 revenue. The Company recorded revenue of $120.6 million from repair and overhaul activities during fiscal year 2000 compared to $53.2 million in fiscal year 1999. Offsetting this increase in repair and overhaul revenues were decreases in new construction revenue of $49.7 million, resulting in the net increase in fiscal year 2000 revenue of $17.7 million. Fiscal year 1999 new construction revenue was significantly influenced by the $24.7 million mediated settlement reached between the Company and the Ferry System relating to the Mark II Ferries.



Cost of Revenues
Cost of revenues for fiscal year 2000 increased $14.7 million, or 20% from fiscal year 1999. The increase in fiscal year 2000 cost of revenues is primarily attributable to the increase in revenues reported for fiscal year 2000. Cost of revenues as a percentage of revenues was 71% and 69% for fiscal years 2000 and 1999, respectively.

Administrative and Manufacturing Overhead
Administrative and manufacturing overhead increased $1.7 million, or 7% in fiscal year 2000 when compared to fiscal year 1999. The increase, which was less significant than the increase in revenues, reflects the Company's continuing efforts over the past three fiscal years to reduce or maintain current levels of administrative and manufacturing costs.
Contract Reserves Activity
During fiscal year 2000, the Company utilized $2.0 million in previously recorded contract forward loss and warranty reserves. This compares with fiscal year 1999 contract reserve utilization of $5.4 million, offset by an additional $2.1 million charge, resulting in net utilization of $3.3 million. Fiscal year 2000 reserve utilization offset costs incurred to complete the Margarita II and to cover mediation costs resulting from the Company's settlement with the Ferry System on the Mark II Jumbo project, as well as warranty and other post-delivery costs associated with the completion of both contracts.

Provision for Environmental Reserves and Other
During fiscal year 2000, the Company provided $5.6 million in additional environmental reserves associated with the remediation of Harbor Island. The Company did not provide additional reserves for environmental liabilities during fiscal year 1999.

The environmental reserve increase became necessary when the Company determined, during the fourth quarter of fiscal year 2000, the cost impact of the Environmental Protection Agency's Final Remedial Design Data Report on the Shipyard Sediments Operable Unit, which relocates and expands the current sediments boundary. The expansion of the existing boundaries, which was reported by the Company in the period ending January 2, 2000, significantly increases the potential cost of sediment remediation. This reserve increase was partially offset by a $0.9 million environmental insurance settlement, also realized by the Company during the fourth quarter of fiscal year 2000. The resulting net environmental reserve charge of $4.7 million, which is unrelated to the current shipyard operations, reduced the Company's operating income in fiscal year 2000 by approximately 45%.

Investment and Other Income
Investment and other income in fiscal year 2000 decreased by $3.7 million, or 55% from the previous fiscal year. This decrease was primarily attributable to the Company recognizing in fiscal year 1999, the remaining $4.5 million gain on the 1993 sale of its Galveston shipyard facility.

Gain on Sale of available-for-sale securities
Gain on sale of available-for-sale securities decreased $2.1 million in fiscal year 2000 when compared to fiscal year 1999.

Income Taxes
For fiscal year 2000, the Company recognized $0.7 million in income tax expense after applying available business tax credits. This represents a decrease of $1.1 million in income tax expense when compared to fiscal year 1999. In fiscal year 1999, the Company recognized income tax expense of $1.8 million after applying available net operating loss carryforwards and business tax credits.

1999 Compared with 1998

Net income for fiscal year 1999 increased by $9.3 million from fiscal year 1998 levels as a result of the following components.

Revenues
Revenues for fiscal year 1999 were significantly influenced by the $24.7 million in additional revenues recorded as a result of the mediated settlement between the Ferry System and the Company relating to the Mark II Ferries.
1999 revenues reflect only a $3.3 million, or 3% decrease compared to the prior fiscal year as a result of these additional Mark II revenues. For fiscal year 1999, Mark II revenues including the additional $24.7 million in settlement revenues, decreased $23.0 million from fiscal year 1998 levels, resulting from the completion of the production phase of the contract. Offsetting this decrease in Mark II revenue were increases in other new construction revenue of $15.7 million and increases in commercial and government repair and maintenance revenue of $4.1 million, resulting in the net decrease in fiscal year 1999 revenues of $3.3 million.

Cost of Revenues
Cost of revenues for fiscal year 1999 decreased $17.4 million, or 19% from fiscal year 1998. The decrease in fiscal year 1999 cost of revenues is primarily attributable to a reduction in Mark II cost of revenue of $39.5 million resulting from the completion of the production phase of the contract. Offsetting this decrease in Mark II cost of revenue were increases in other new construction cost of revenue of $15.8 million and increases in commercial and government repair and maintenance cost of revenue of $6.4 million.

Administrative and Manufacturing Overhead
Administrative and manufacturing overhead decreased $1.3 million, or 5% in fiscal year 1999 when compared to fiscal year 1998. The decrease, which was less significant than the decrease in cost of revenues, reflects the Company's ability over the past several fiscal years to reduce administrative and manufacturing costs, thus making it more difficult to obtain similar reductions in variable costs each successive fiscal year.

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

Investment and Other Income
Investment and other income in fiscal year 1999 increased by $3.5 million, or 109% from the previous fiscal year. This increase was primarily attributable to the Company recognizing the remaining $4.5 million gain on the 1993 sale of its Galveston shipyard facility.

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

Past Activities
The Company faces significant potential liabilities in connection with the alleged presence of hazardous waste materials at its Seattle shipyard and at several sites used by the Company for disposal of alleged hazardous waste.
The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances at Company facilities.

To date, the EPA has separated the Harbor Island Site into three operable units that affect the Company: the Soil and Groundwater Unit (the "Soil Unit"), the Shipyard Sediments Operable Unit (the "SSOU") and the Sediments Operable Unit (the "SOU"). The Company, along with a number of other Harbor Island PRPs, received a Special Notice Letter from the EPA on May 4, 1994 pursuant to section 122 (e) of CERCLA. The Company entered into a Consent Decree for the Soil Unit in September 1994 under which the Company has agreed to remediate the designated contamination on its property. Removal of floating petroleum product from the water table began in October 1998 and will continue throughout fiscal year 2001. The Company and the EPA are currently negotiating the extent and methodology of the soil remediation. The Company estimates remediation of the entire Soil Unit will take approximately 36 to 60 months from the clean-up start date.

During the quarter ended December 29, 1996, the EPA issued its Record of Decision ("ROD") for the SSOU. The ROD identifies four alternative clean-up remedies and specifies the EPA's selected remedy (the "Selected Remedy"). The Selected Remedy requires sediment dredging, and installation of a clean sediment cap and various monitoring efforts extending over ten years. The Selected Remedy included dredging and disposal of approximately 116,000 cubic yards of material currently in the Duwamish River and Elliott Bay surrounding the Shipyard. The Selected Remedy allows for two sediment disposal options: confined nearshore disposal ("CND") and confined aquatic disposal. The Company identified CND as its preferred disposal method if the Selected Remedy is implemented. During the third quarter of fiscal year 2000, the EPA expanded the boundaries of the SSOU issuing their Phase 1B Data Report and resulting Explanation of Significant Differences outlining the changes to the ROD. Within the newly established SSOU boundary the Company could be required to increase the amount of material to be dredged to 150,000 - 200,000 cubic yards of sediment material. The Company has evaluated what it believes is the financial impact of the EPA's actions and has increased its reserves to $13.6 million for the remedial effort. During the fourth quarter of fiscal year 2000, the Company and the EPA entered into an Administrative Order on Consent for the development of the remedial design for the SSOU. The Company believes that the timing and cost of the SSOU clean up will remain significantly uncertain until a remedial design has been finalized with the EPA that identifies the scope of remediation and the method of sediment disposal.

During the Company's fiscal year 2000, several species of salmon in Washington State were designated under the Endangered Species Act. The potential impact the listing could have on the remedial efforts on the Harbor Island Superfund site is unknown at this time.

The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities. The Company has approximately 330 cases involving 550 plaintiffs pending against it, together with other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers and equipment manufacturers, involving injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company and its insurers are vigorously defending these actions. By their very nature, civil actions relating to toxic substances vary according to the cases' fact patterns, jurisdiction and other factors. Accordingly, the Company cannot predict the eventual number of such cases or their eventual resolution. The Company has included an estimate of its potential liability for these issues in its environmental reserves. Potential additional future expenses related to alleged damages from past exposure to toxic substances is not quantifiable due to uncertainties of the number of cases, the extent of alleged damages, the population of claimants and size of any awards and/or settlements.

The Company spent $0.7 million, net of insurance recoveries, in fiscal year 1999 for site remediation and other matters. Most of these expenditures were related to the Shipyard and for judgments and settlements of civil matters relating to toxic substances. While the Company expects to spend larger amounts in future years, the timing of such expenditures is impossible to predict due largely to uncertainties relating to remediation of the Harbor Island facility.

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

The Company's balance sheet as of April 2, 2000 reflect reserves of $19.3 million. The Company has recorded a non-current asset of $2.4 million to reflect a contractual arrangement with an insurance company to share costs for certain environmental matters. The Company is negotiating with its insurance carriers and certain prior landowners and operators for past and future remediation costs. In addition, the Company believes that the Government may be obligated to contribute a share of clean-up costs for certain sites. However, the Company has not recorded any receivables for any amounts that may be recoverable from such negotiations or other claims.

Actual costs to address the Soil Unit, SSOU and SOU and other environmental sites and matters will depend upon numerous factors, including the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, technological developments and changes in environmental laws and regulations.

The Company has provided total aggregate reserves of $19.3 million as of April 2, 2000 for the above, described contingent environmental and bodily injury liabilities. Due to the complexities and extensive history of the Company's environmental and bodily injury matters, the amounts and timing of future expenditures is uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

Liquidity, Capital Resources and Working Capital

At April 2, 2000, the Company's cash, cash equivalents and securities available for sale balances were $5.5 million and $47.1 million, respectively, for a total of $52.6 million. At March 28, 1999 the Company's cash, cash equivalents and securities available for sale balances were $15.3 million and $23.8 million, respectively, for a total of $39.1 million. Based upon its cash position described below and anticipated fiscal year 2001 cash flow, the Company believes it has sufficient liquidity to fund operations for fiscal year 2001.

Net Cash Provided by Operating Activities
Net cash provided by operating activities was $18.1 million for the year ended April 2, 2000. This was primarily attributable to decreases in accounts receivable, resulting from the collection of the $24.7 million Jumbo Mark II Ferry settlement receivable booked at the end of fiscal year 1999. Excluding this settlement receipt, fiscal year 2000 operations resulted in a net use of cash. This net use of cash was primarily attributable to increases in costs and estimated profits in excess of billings, decreases in reserves for contract losses, decreases in accounts payable and taxes, and increases in other accounts receivables, offset by increases in environmental reserves, depreciation, and fiscal year net income.

Net cash provided by operating activities was $3.8 million for the year ended March 28, 1999. This consisted primarily of decreases in costs and estimated profits in excess of billings, depreciation, and growth in net income offset by increases in accounts receivable and decreases in reserves for contract losses and environmental matters.

Investing Cash Flows
Net cash used in investing activities was $26.0 million for the year ended April 2, 2000 and consisted primarily of purchases of marketable securities and capital equipment offset by sales and maturities of marketable securities. Net cash provided by investing activities was $1.7 million for the year ended March 28, 1999 and consisted primarily of sales and maturities of marketable securities offset by purchases of marketable securities and capital equipment.

Capital Expenditures
During fiscal year 2000, the Company spent approximately $1.6 million on new capital assets. The increase in capital expenditures over fiscal year 1999 was primarily attributable to the Board of Directors approving the installation of a new Enterprise Resource Planning (ERP) system. The ERP system, which will become operational during the third quarter of fiscal year 2001, accounted for approximately $0.7 million in fiscal year 2000 capital expenditures. Excluding the purchase of the ERP system, the remaining fiscal year 2000 capital expenditures were approximately $0.9 million, which is consistent with prior years' capital spending levels.

In the four years prior to fiscal year 2000, the Company had maintained capital expenditures levels at approximately $1 million per year. This approximate level of capital investment started in fiscal year 1996 when the Company completed substantial investments in Shipyard modifications to accommodate the Mark II Ferry construction project. These capital expenditures are in addition to ongoing repair and maintenance expenditures in the Shipyard of $3.3 million, $3.2 million, and $2.4 million in fiscal years 2000, 1999 and 1998, respectively.

Financing Activities
Net cash used by financing activities was $1.9 million for the year ended April 2, 2000 versus net cash provided by financing activities of $24 thousand for the year ended March 28, 1999. Cash related to financing activities for the year ended April 2, 2000 consisted primarily of purchases of treasury stock. For the year ended March 28, 1999, cash related to financing activities consisted primarily of activities related to release of escrow amounts on the Harbor Island Superfund site.

Credit Facility
During the fourth quarter of fiscal year 1999, shortly after the delivery of the third Mark II Jumbo Ferry, Todd Pacific cancelled its annually renewable $3.0 million revolving credit facility. At the completion of the Mark II Ferry project the Company determined that the credit facility was no longer needed to fund current operational cash flow needs. With the cancellation of its credit facility, the Company had no outstanding borrowings as of April 2, 2000 and March 28, 1999, respectively.

Stock Repurchase
During fiscal year 2000, the Company purchased 293,700 shares of its stock at market prices for consideration of $1.9 million. The number of shares held as treasury stock as of April 2, 2000, is 2,169,553. Subsequent to the end of fiscal year 2000, the Company's Board of Directors has authorized the repurchase of up to an additional 500,000 shares.

Year 2000

As of April 2, 2000, the Company has not experienced any Year 2000 related computer program system failures and believes that all of its financial, manufacturing and material procurement systems and embedded chip technology in its various operating equipment are Year 2000 compliant. The Company is unaware of any Year 2000 related computer program system failures experienced by any of its inventory suppliers or other vendors with which its systems interface and exchange data or upon which its business depends, such as banks, power and communications providers, maintenance providers and other services suppliers. The cost associated the Company's Year 2000 remediation effort has not been material to its operating results or financial condition.

Labor Relations

In February 1998, the Puget Sound Metal Trades Council (bargaining umbrella for all unions at Todd Pacific) and Todd Pacific were sued in Federal District Court for the Western District of Washington by in excess of 200 employees contending that the collective bargaining agreement entered into by Todd Pacific and the various unions representing these employees had not been properly ratified by the union membership. The lawsuit sought a declaratory judgment that the collective bargaining agreement executed in November 1997 be found null and void. The Puget Sound Metal Trades Council and the plaintiff employees reached a final settlement of this matter during the Company's first quarter of fiscal year 2000. The Company has agreed to the terms of the settlement, which do not require any action or monetary contribution by the Company.



Workers Compensation Insurance

Federal law requires that a maritime employer have Longshore and Harbor Workers' Act workers' compensation insurance if it is to operate a business. During fiscal year 1999, the Company changed insurance carriers for its workers' compensation insurance and entered a new program that provides for a fixed annual rate per $100 of covered payroll. The new coverage contains terms and rates which are more favorable to the Company than the previous insurer's program.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company does not have any derivative financial instruments as of April 2, 2000, nor does it presently plan to in the future. However, the Company is exposed to interest rate risk. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities. The Company's interest income is most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents and marketable securities. The Company's marketable securities are also subject to the inherent financial market risks and exposures of the related debt and equity securities in both U.S. and foreign markets.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See following page




































REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Todd Shipyards Corporation

We have audited the accompanying consolidated balance sheets of Todd Shipyards Corporation and subsidiaries (the "Company") as of April 2, 2000 and March 28, 1999 and the related consolidated statements of income, cash flows and stockholders' equity, for each of the three years in the period ended April 2, 2000. Our audits also included the financial statement schedule listed in the index at item 14(a). The financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Todd Shipyards Corporation and subsidiaries at April 2, 2000 and March 28, 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 2, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







Seattle, Washington                           /s/Ernst & Young LLP
May 19, 2000

















TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
APRIL 2, 2000 and March 28, 1999
(In thousands of dollars)
                                                     2000     1999
ASSETS
Cash and cash equivalents                         $  5,513 $ 15,292
Securities available-for-sale                       47,105   23,823
Accounts receivable, less allowance for
 doubtful accounts of $100 and $184, respectively
  U.S. Government                                    8,149    2,977
  Other                                              4,850   30,371
Costs and estimated profits in excess of
 billings on incomplete contracts                   12,536    2,819
Inventory                                            1,853    2,270
Other current assets                                   625      717
Total current assets                                80,631   78,269

Property, plant and equipment, net                  17,356   19,026

Restricted cash                                      2,543    2,547
Deferred pension asset                              27,482   24,782
Other long term assets                               4,135    4,832
Total assets                                      $132,147 $129,456

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accruals                     $  7,227 $  7,849
Accrued payroll and related liabilities              4,852    3,807
Accrual for loss on contract                           109    2,138
Billings in excess of costs and estimated
 profits on incomplete contracts                     1,840    4,423
Taxes payable other than income taxes                1,319    1,180
Income taxes payable                                 1,730    3,863
Total current liabilities                           17,077   23,260

Environmental and other reserves                    19,303   14,416
Accrued post retirement health benefits             19,582   20,692
Total liabilities                                   55,962   58,368

Commitments and contingencies

Stockholders' equity:
Common stock $.01 par value-authorized
  19,500,000 shares, issued 11,956,033
  shares at April 2, 2000 and March 28, 1999,
  and outstanding 9,701,480 at April 2, 2000
  and 9,910,180 at March 28, 1999                      120      120
Paid-in capital                                     38,145   38,181
Retained earnings                                   50,718   42,586
Accumulated other comprehensive loss                (1,291)    (182)
Treasury stock                                     (11,114)  (9,617)
Notes receivable from officers
  for common stock                                    (393)       -
Total stockholders' equity                          76,185   71,088
Total liabilities and stockholders' equity        $132,147 $129,456





The accompanying notes are an integral part of this statement.
TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years Ended April 2, 2000, March 28, 1999, and March 29, 1998
(in thousands of dollars, except per share amounts)

                                          2000      1999      1998
Revenues                               $123,851  $106,189  $109,537
Operating Expenses:
 Cost of revenues                        88,087    73,393    90,818
 Administrative and
  manufacturing overhead                 27,532    25,880    27,168
 Contract reserve                        (2,029)   (3,306)   (6,056)
 Provision for environmental reserves     5,569         -       536
 Other - insurance                         (918)        -    (6,126)
 Subtotal                               118,241    95,967   106,340
Operating income                          5,610    10,222     3,197

Investment and other income               3,077     6,777     3,239
Gain on sale of securities                  136     2,225       190

Income before income tax expense          8,823    19,224     6,626
Income tax (benefit) expense                691     1,830    (1,477)

Net income                              $ 8,132   $17,394  $  8,103

Net income per Common Share:

Basic                                   $  0.83   $  1.76  $   0.82
Diluted                                 $  0.82   $  1.75  $   0.82

Weighted Average Shares Outstanding
 (thousands)
Basic                                     9,765     9,910     9,910
Diluted                                   9,861     9,962     9,919


























The accompanying notes are an integral part of this statement.
TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended April 2, 2000, March 28, 1999, and March 29, 1998
(in thousands of dollars)
                                                    2000      1999      1998
OPERATING ACTIVITIES:
Net income                                       $  8,132  $ 17,394  $  8,103
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Depreciation                                      3,237     3,387     3,479
  Environmental reserves                            4,887    (1,649)      166
  Deferred pension asset                           (2,700)   (2,996)   (2,222)
  Post retirement health benefits                  (1,110)     (925)     (420)
Decrease (increase) in operating assets:
  Costs and estimated profits in excess of
   billings on incomplete contracts                (9,717)   13,374    (8,328)
  Inventory                                           417      (962)       15
  Accounts receivable                              20,349   (26,215)     (736)
  Other (net)                                         779     1,487     1,940
(Decrease) increase in operating liabilities:
  Accounts payable and accruals                      (622)      545    (2,149)
  Contract reserves                                (2,029)   (3,306)   (6,056)
  Accrued payroll and related liabilities           1,045      (283)     (445)
  Billings in excess of costs and estimated
   profits on incomplete contracts                 (2,583)    2,072     1,369
  Income taxes payable                             (2,133)    2,019      (162)
  Other (net)                                         139      (165)      (91)
Net cash provided by (used in) operating
 activities                                        18,091     3,777    (5,537)

INVESTING ACTIVITIES:
Purchases of marketable securities                (35,127)  (13,295)  (10,742)
Maturities of marketable securities                 6,298     4,500     3,117
Sales of marketable securities                      4,375    11,993    17,799
Capital expenditures                               (1,567)     (848)   (1,198)
Other                                                  63      (616)     (554)
Net cash provided by (used in) investing
 activities                                       (25,958)    1,734     8,422

FINANCING ACTIVITIES:
Change in restricted cash to secure bid and
 performance bonds                                      4        24     2,639
Purchase of treasury stock                         (1,916)        -         -
Net cash provided by (used in) financing
 activities                                        (1,912)       24     2,639

Net increase (decrease) in cash and cash
 equivalents                                       (9,779)    5,535     5,524
Cash and cash equivalents at beginning of period   15,292     9,757     4,233
Cash and cash equivalents at end of period       $  5,513  $ 15,292  $  9,757

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
  Interest                                       $     33    $  119  $     73
  Income taxes                                      2,822         -        56

Noncash investing and financing activities:
 Exercise of stock options in exchange for
  notes receivable from officers                      383         -         -

The accompanying notes are an integral part of this statement.
TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended April 2, 2000, March 28, 1999, and March 29, 1998
(in thousands of dollars)

                                         Accumulated
                                               Other             Notes
               Common Paid-in Retained Comprehensive Treasury     From   Total
                Stock Capital Earnings Income (Loss)    Stock Officers  Equity
Balance at
 March 30, 1997  $120 $38,181  $17,089      $2,167   $(9,617)  $   -  $47,940

Comprehensive
 income:
Net income
 for the year
 ended
 March 29, 1998     -       -    8,103          -          -       -    8,103
Net change in
 unrealized
 gains(losses)
 on available-
 for-sale
 securities         -       -        -        770          -       -      770
Total comprehensive
 income                                                                 8,873
Balance at
 March 29, 1998   120  38,181   25,192      2,937     (9,617)      -   56,813

Comprehensive
 income:
Net income
 for the year
 ended
 March 28, 1999     -       -   17,394          -          -       -   17,394
Net change in
 Unrealized
 gains (losses)
 on available-
 for-sale
 securities         -       -        -     (3,119)         -       -   (3,119)
Total comprehensive
 income                                                                14,275
Balance at
 March 28, 1999   120  38,181   42,586       (182)    (9,617)      -   71,088
Purchase of
 treasury stock     -       -        -          -     (1,916)      -   (1,916)
Exercise of
 stock options
 in exchange for
 notes receivable   -     (36)       -          -        419    (383)       -
Accrued interest
 notes              -       -        -          -          -     (10)     (10)
Comprehensive
 income:
Net income
 for the year
 ended
 April 2, 2000      -       -    8,132          -          -       -    8,132
Net change in
 unrealized
 gains (losses)
 on available-
 for-sale
 securities         -       -        -     (1,109)         -       -   (1,109)
Total comprehensive
 income                                                                 7,023
Balance at
 April 2, 2000   $120 $38,145  $50,718    $(1,291)  $(11,114)  $(393) $76,185

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended April 2, 2000, March 28, 1999, and March 29, 1998

1.  PRINCIPAL ACCOUNTING POLICIES

(A) Basis of Presentation - The Consolidated Financial Statements include the accounts of Todd Shipyards Corporation (the "Company") and its wholly owned subsidiaries Todd Pacific Shipyards Corporation ("Todd Pacific"), TSI Management, Inc. ("TSI") and Elettra Broadcasting, Inc. ("Elettra") prior to being sold on October 9, 1997 (see Note 15). All intercompany transactions have been eliminated. The Company's policy is to end its fiscal year on the Sunday nearest March 31. In accordance with this policy, the Company's fiscal year 2000 ended on April 2, 2000, and included 53 weeks. Accordingly, the Company's quarter ending October 3, 1999 contained 14 weeks. Certain reclassifications of prior year amounts in the Consolidated Financial Statements have been made to conform to the current year presentation.

(B) Business - The Company's primary business is shipbuilding, conversion and repair for the United States Government , state ferry systems, and domestic and international commercial customers. The majority of the Company's work is performed at either its Seattle, Washington facility or at the Puget Sound Naval Shipyard in Bremerton, Washington, by a unionized production workforce.

(C) Depreciation and Amortization - Depreciation and amortization are determined on the straight-line method based upon estimated useful lives (5-31 years) or lease periods; however, for income tax purposes, depreciation is determined on both the straight-line and accelerated methods, and on shorter periods where permitted.

(D) Internal Use Software - In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP, which was adopted as of March 29, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company expensed certain internal use software related costs as incurred. The effect of adopting the SOP was not material to current year earnings.

(E) Revenues - The Company recognizes revenue, contract costs, and profit on construction contracts in accordance with Statement of Position No. 81-1 (SOP No. 81-1), "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Revenue, contract costs, and profit on contracts greater than 6 months or $3.0 million are recognized on the percentage-of-completion method (determined based on direct labor hours). Revenue, contract costs, and profit on short-term contracts are recognized on the completed contract method. The completed contract method is used because the consolidated financial position and consolidated results of operations of the Company would not vary materially from those resulting from use of the percentage-of-completion method on these short-term contracts. Revenue, contract costs, and profits on time-and-material contracts are recorded based upon direct labor hours at fixed hourly rates and cost of materials as incurred. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is recorded. Revisions to contract estimates are recorded as the estimating factors are refined. The effect of these revisions is included in income in the period the revisions are made.

(F) Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(G) Income Taxes - Income taxes are determined in accordance with an asset and liability approach for financial accounting and reporting of income taxes. A valuation allowance is recorded to reduce deferred tax assets when realization of the tax benefit is uncertain.

(H) Inventory - Inventories, consisting of materials and supplies, are valued at lower of cost (principally average) or replacement market. The Company has many available sources of supply for its commonly used materials.

(I) Cash and Cash Equivalents - The Company considers all highly liquid debt instruments with a maturity of three months or less at the time acquired to be cash equivalents. Cash equivalents consist primarily of money market instruments, investment grade commercial paper and U.S. Government securities. The carrying amounts reported in the balance sheet are stated at cost, which approximates fair value.

(J) Securities Available-for-Sale - The Company considers all debt instruments purchased with a maturity of more than three months to be securities available-for-sale. Securities available-for-sale consist primarily of U.S. Government securities, investment grade commercial paper and equities and are valued based upon market quotes.

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

(K) Stock Based Compensation - The Company has elected to apply the disclosure only provisions of Financial Accounting Standards Board Statement No. 123 (FAS No. 123), "Accounting for Stock-Based Compensation". Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees" and related interpretations under APB No. 25, whereby compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the stock option price.

(L) Environmental and Other Reserves - The Company accounts for environmental remediation liabilities in accordance with Statement of Position 96-1, "Environmental Remediation Liabilities," which provides the accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities.

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

(M) Earnings per Share - Basic earnings per share is computed based on weighted average shares outstanding. Diluted earnings per share includes the effect of dilutive securities (options and warrants) except where their inclusion is antidilutive.

(N) Comprehensive Income (Loss) - Unrealized gains or losses on the Company's available-for-sale securities, are reported as other comprehensive income
(loss) in the Consolidated Balance Sheets and Statement of Stockholders'
Equity.

(O) Pensions and Other Postretirement Benefits - As of March 28, 1999, the Company adopted FASB Statement No.132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (FAS 132). FAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans, but standardizes the disclosure requirements for pensions and other postretirement benefits. FAS 132 amends certain disclosures that were contained in FASB Statement No. 87, "Employers' Accounting for Pensions"; FASB Statement No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits"; and FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions.
(P) Long-lived Assets - The Company's policy is to recognize impairment losses relating to long-lived assets based on several factors, including, but not limited to, management's plans for future operations, recent operating results and projected cash flows.

2.  RESTRICTED CASH AND SURETY LINE

A surety company has issued contract bonds totaling $17.7 million for current repair, maintenance and conversion jobs as of April 2, 2000. Todd Pacific's machinery, equipment, inventory, and trade accounts receivable on certain bonded jobs secure these various contract bonds.

Included in Cash and Cash Equivalents is $0.5 million and $3.0 million as of April 2, 2000 and March 28, 1999, respectively of short-term restricted cash. This short term restricted cash is generally released upon completion or acceptance of the contracted work and completion of related warranty periods and consists primarily of amounts related to work for the Washington State Ferry System.

The long term restricted cash relates primarily to the Harbor Island Superfund site clean up and will be released upon the Company satisfying certain clean up provisions.

3.  SECURITIES AVAILABLE FOR SALE

The following is a summary of available-for-sale securities:

                          Amor-    Gross      Gross     Estimated
                          tized  Unrealized Unrealized    Fair
(In thousands)             Cost    Gains      Losses      Value
April 2, 2000
Debt securities
 U.S. Treasury securities
 and agency obligations  $ 7,987  $    -      $  (68)    $ 7,919

 U.S. corporate
  securities              25,277       8        (326)     24,959

 Mortgage-backed
  securities               5,963       -        (121)      5,842

 Municipal obligations     1,000       -          (8)        992

Total debt securities     40,227       8        (523)     39,712

Equity securities
 U.S. securities           6,750     799      (1,145)      6,404
 Foreign stock             1,419     165        (595)        989
Total equity securities    8,169     964      (1,740)      7,393

Total securities         $48,396  $  972   $  (2,263)    $47,105

March 28, 1999
Debt securities
 U.S. Treasury securities
 and agency obligations  $ 2,014  $    9     $   (11)    $ 2,012

 U.S. corporate
  securities              12,864     117           -      12,981

 Mortgage-backed
  securities               1,991       6          (9)      1,988

 Municipal obligations     1,000       7           -       1,007

Total debt securities     17,869     139         (20)     17,988

Equity securities
 U.S. securities           4,956     739        (718)      4,977
 Foreign stock             1,180       -        (322)        858
Total equity securities    6,136     739      (1,040)      5,835

Total securities         $24,005  $  878     $(1,060)    $23,823

The Company had gross realized gains of $163 thousand, $2.2 million, and $190 thousand on sales of available-for-sale securities for fiscal years 2000, 1999 and 1998, respectively.

The Company had gross realized losses of $27 thousand, $8 thousand, and $0 on sales of available-for-sale securities for fiscal year 2000, 1999 and 1998, respectively.

The amortized cost and estimated fair value of the Company's available-for-sale debt, mortgage-backed and equity securities are shown below:

                                                         Estimated
                                            Amortized      Fair
(In thousands)                                Cost         Value

April 2, 2000

Available-for-sale debt:
 Due in one year or less                    $ 15,936     $ 15,842
 Due after one year through three years       18,328       18,028
Subtotal                                      34,264       33,870

Mortgage-backed securities                     5,963        5,842
Equity securities                              8,169        7,393
Total                                       $ 48,396     $ 47,105

March 28, 1999

Available-for-sale debt:
 Due in one year or less                     $ 3,299      $ 3,309
 Due after one year through three years       12,579       12,691
Subtotal                                      15,878       16,000

Mortgage-backed securities                     1,991        1,988
Equity securities                              6,136        5,835
Total                                        $24,005      $23,823

4.  CONTRACTS

Auxiliary Oiler Explosive ("AOE") Contract
In May 1996, the Company was awarded a cost-type contract for phased maintenance repairs to four Navy AOE class supply ships during a five year availability schedule. The notional value of the original AOE contract was $79 million. During fiscal year 2000 the notional value of the contract has increased to approximately $100 million of which $87 million had been recorded as revenue, cumulatively, as of April 2, 2000.

Based on current availability schedules the contract is anticipated to conclude during the second quarter of the Company's fiscal year 2002. To meet this availability schedule, the Company anticipates the Navy to exercise contract options, which will increase the final contract value to approximately $129 million. Once the contract concludes, the Company expects the Navy to undergo a competitive bidding process to award another multi-year, multi-ship follow-on contract.

Planned Incremental Availability ("PIA")
During January 1999, the Company was awarded a five year cost-type contract for phased maintenance on three Carrier Vessel Nuclear, or CVN class aircraft carriers by the Department of the Navy. The PIA contract has a notional value of approximately $100 million of which $26 million had been recorded as revenue, cumulatively, as of April 2, 2000. The contract gives the Navy options to have the Company perform non-propulsion repair and maintenance work on three separate nuclear aircraft carriers at Puget Sound Naval Shipyard in Bremerton, Washington. Work on the first ship availability started during the Company's first quarter of fiscal year 2000.

Preservation Contract
During the second quarter of fiscal year 2000, the Company was awarded an overhaul contract with an estimated price of approximately $29 million. The contract calls for the overhaul of the Washington State Ferry, MV Yakima. Since the contract was awarded, its scope of work has been reduced slightly and its value is currently estimated to be approximately $28 million.

Work on the MV Yakima commenced during the third quarter and is approximately 34% complete at April 2, 2000. The project, which will eventually replace or renovate the majority of the vessel's interior structures, including the replacement of steel plating, passenger area furniture, galley, fixtures, windows, and the removal of hazardous materials, is expected to be completed during the fourth quarter of the Company's fiscal year 2001.

The Company's current estimates to complete the project are within the established production budgets and the current completion schedule is projected to be earlier than contractually required. The Company may be awarded financial incentives if certain contractual delivery dates are met. However, the Company has not considered these incentives in its contract revenue projections.

Power Barge Contract
In the second quarter of fiscal year 1999, the Company commenced work on a new construction contract with an estimated price of approximately $20.0 million. The contract called for the construction of a floating electrical power plant (the "Margarita II"), 206 feet long and capable of developing 70 mega-watts of electricity.

During the first quarter of fiscal year 2000, the Margarita II was delivered to the customer. To maintain production schedule deadlines and perform customer directed change orders, the Company experienced significant contract cost growth in both labor hours and material. However, an agreement was not reached between the Company and the customer regarding the potential increase in contract price, if any, to compensate for these changes.

At the time of delivery, the Company claimed it was owed approximately $3.5 million for customer directed change orders. In accordance with the terms of the contract, sufficient funds were placed in an escrow trust account by the customer to secure the $3.5 million in un-negotiated customer directed change orders, as well as additional receivables owed the Company.

During the second quarter of fiscal year 2000, the Company and the vessel owner negotiated approximately $0.4 million of customer directed change orders, leaving approximately $3.1 million in un-negotiated change orders at April 2, 2000. The Company recognized the associated revenue from these changes during the second quarter. However, it became apparent that arbitration was required to resolve the remaining un-negotiated customer directed change orders with the customer, which was provided under the terms of the contract. Arbitration hearings, which began during the fourth quarter of fiscal year 2000, resumed during the first quarter of fiscal year 2001, and are scheduled to be concluded during the second quarter of fiscal year 2001.

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

At April 2, 2000, the Company believes that its remaining contract warranty reserves are adequate and any potential warranty expense greater than established reserves will be immaterial to the Company's financial condition or operating results. However, the Company will review its reserve estimates during the balance of the warranty period and may revise its reserves as needed. The warranty period is scheduled to end early in the Company's second quarter of fiscal year 2001.

Mark II Ferry Contract
During the third quarter of fiscal year 2000, the Company concluded the one year warranty period on the third Jumbo Mark II ferry, the MV Puyallup. With the conclusion of this warranty period, the Company has fulfilled its last remaining contractual obligations under the $205.5 million construction contract with the Washington State Ferry System ("Ferry System").

The contract, which began in 1995, called for the construction of three Jumbo Mark II ferries at an original contract price of $182 million. The Mark II ferries can transport 218 automobiles and 2,500 passengers each and are the largest ferries in the Ferry System fleet.

During the first quarter of fiscal year 2000, the Company reached a mediated settlement (the "settlement") with the Ferry System relating to costs incurred in constructing the three ferries. Under terms of the settlement, the Company and the Ferry System agreed to increase the total three ship contract value by $23.5 million. This increase was primarily attributable to unpriced engineering and production changes issued by the Ferry System during the four year construction period. The Company recognized the financial impact of the settlement in fiscal year 1999.

The Company collected all remaining Mark II ferry receivables of approximately $23.5 million from the Ferry System, plus the release of restricted cash of approximately $2.9 million during the second quarter of this fiscal year.

Unbilled Receivables - Certain unbilled items on completed contracts included in accounts receivable were approximately $1.2 million at April 2, 2000 and $1.1 million at March 28, 1999.

Customers - Revenues from the Government were $89.3 million (72%), $31.6 million (30%), and $20.3 million (18%) in fiscal years 2000, 1999 and 1998, respectively. Revenues from the Ferry System were $18.4 million (15%), $40.9 million (39%), and $60.4 million (55%) in fiscal year 2000, 1999 and 1998, respectively.

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment and accumulated depreciation at April 2, 2000 and March 28, 1999 consisted of the following (in thousands):

                                                2000       1999
Land                                          $ 1,151    $ 1,151
Buildings                                      11,487     11,487
Piers, shipways and drydocks                   22,521     22,625
Machinery and equipment                        33,857     32,479
Total plant and equipment, at cost             69,016     67,742

Less accumulated depreciation                 (51,660)   (48,716)
Plant, property and equipment, net           $ 17,356   $ 19,026

The Company recognized $3.2 million, $3.4 million and $3.5 million of depreciation expense in fiscal years 2000, 1999 and 1998, respectively.

6.  PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company provides defined pension benefits and postretirement benefits to employees as described below.

Nonunion Pension Plans - The Company sponsors the Todd Shipyards Corporation Retirement System (the "Retirement System"), a noncontributory defined benefit plan under which substantially all nonunion employees are covered. The benefits are based on years of service and the employee's compensation before retirement. The Company's funding policy is to fund such retirement costs as required to meet allowable deductibility limits under current Internal Revenue Service regulations. New membership in the Retirement System was frozen on July 1, 1993. However, the Board of Directors has recently authorized the re-opening of the Retirement System to new employees effective July 1, 2000.

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

The Retirement System plan assets consist principally of common stocks and Government and corporate obligations. Plan assets at April 2, 2000, include 172,000 shares of the Company's stock valued at $7.75 per share.

Under a provision of the Omnibus Budget Reform Act of 1990 ("OBRA `90") the Company transferred approximately $1.4 million and $1.3 million in excess pension assets from its Retirement System into a fund to pay fiscal year 2000 and 1999 retiree medical benefit expenses, respectively. OBRA `90 was modified by the Retirement Protection Act of 1994 to extend annual excess asset transfers through the fiscal year ending March 2001. Subsequent to the end of the Company's fiscal year 2000, this date has been extended to the fiscal year ending March 2006.

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
                                                                   Other
                                                               Postretirement
                                            Pension Benefits      Benefits
                                              2000    1999     2000     1999
Change in Benefit Obligation
(in thousands of dollars)
 Benefit obligation at beginning of year   $37,428 $30,746   $14,284  $14,580
 Service cost                                  238     245         -        -
 Interest cost                               2,527   2,405       948      976
 Actuarial (gain)/loss                        (828)    722         -        -
 Merger of Galveston Plan                        -   6,540         -        -
 Benefits paid                              (2,980) (3,230)   (1,481)  (1,272)
 Benefit obligation at end of year         $36,385 $37,428   $13,751  $14,284

                                                                   Other
                                                               Postretirement
                                            Pension Benefits      Benefits
                                              2000    1999     2000     1999
Change in Plan Assets
(in thousands of dollars)
 Fair value of plan assets at beginning
   of year                                 $65,824 $59,824   $     -  $     -
 Actual return on plan assets                7,841   4,148         -        -
 Merger of Galveston Plan                        -   6,354         -        -
 Employer contribution                           -       -        39        -
 Asset transfer                             (1,442) (1,272)    1,442    1,272
 Benefits paid                              (2,980) (3,230)   (1,481)  (1,272)
 Fair value of plan assets at end of year  $69,243 $65,824   $     -  $     -

                                                                   Other
                                                               Postretirement
                                            Pension Benefits      Benefits
                                              2000    1999     2000     1999
Funded Status Reconciliation
(in thousands of dollars)
 Funded status of plans                    $32,858 $28,396  $(13,751)$(14,284)
 Unrecognized transition obligation         (2,415) (4,829)        -        -
 Unrecognized prior service cost             1,087   1,331         -        -
 Unrecognized (gain)/loss                   (4,048)   (116)   (7,112)  (7,680)
 Deferred pension asset
  (accrued liability)                      $27,482 $24,782   (20,863) (21,964)
Less: current portion included in
 "Accounts payable and accruals"                 -       -     1,281    1,272
Long-term accrued postretirement
 health benefits                                 -       -  $(19,582)$(20,692)







                                                                  Other
                                                               Postretirement
                                            Pension Benefits      Benefits
                                              2000    1999     2000     1999
Weighted Average Assumptions
 Discount rate                                7.00%   7.00%     7.00%    7.00%
 Expected return on plan assets               7.50%   7.50%        -        -
 Rate of compensation increase                4.50%   4.50%        -        -
 Medical trend rate (retirees)                   -       -      6.00%    6.00%

                                                                Other
                                                           Postretirement
                                    Pension Benefits          Benefits
                                 2000    1999    1998    2000   1999     1998
Components of Net Periodic
 Benefit Cost
 (in thousands of dollars)
  Service Cost                 $  237  $  245 $   279   $   -  $   -    $   -
  Interest cost on projected
   benefit obligation           2,528   2,405   2,201     948    976    1,219
  Expected return on plan
   assets                      (4,737) (4,745) (3,666)      -      -        -
  Amortization of transition
   obligation                  (2,415) (2,415) (2,415)      -      -        -
 Amortization of prior service
  cost                            245     242     234       -      -        -
 Recognized actuarial
 (gain)/loss                        -       -       -    (607)  (622)    (305)
 Net periodic (benefit) cost
  before OBRA '90              (4,142) (4,268) (3,367)    341    354      914
Transfer of assets for payment
 of retiree medical benefits
  (401(h) Plan)                 1,442   1,272   1,145  (1,442) (1,272) (1,145)
Net periodic (benefit) cost    (2,700) (2,996) (2,222) (1,101)   (918)   (231)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:
                                                                    Other
                                                                Postretirement
                                                                   Benefits
                                                                 2000    1999
Effect of a 1% Increase in the Health Care Cost Trend On:
(in thousands of dollars)
 Service cost plus interest cost                             $    82  $    84
 Accumulated postretirement benefit obligation               $ 1,128  $ 1,174

Effect of a 1% Decrease in the Health Care Cost Trend On:
(in thousands of dollars)
 Service cost plus interest cost                             $   (75) $   (77)
 Accumulated postretirement benefit obligation               $(1,042) $(1,083)

Union Pension Plans - Operating Shipyard - The Company participates in several multi-employer plans, which provide defined benefits to the Company's collective bargaining employees. The expense for these plans totaled $2.8 million, $2.7 million and $3.3 million, for fiscal years 2000, 1999 and 1998, respectively.

Union Pension Plans - Previously Operated Shipyards - The Company is a sponsor of several union pension plans due to the prior operation of other shipyards. The ongoing operation and management of these plans is the responsibility of boards of trustees made up of equal numbers of Company and union representatives.

Savings Investment Plan - The Company sponsors a Savings Investment Plan (the "Savings Plan"), under Internal Revenue Code Section 401, covering substantially all non-union employees. Under the Savings Plan, the Company at its sole discretion can contribute an amount up to 6% of each participant's annual salary depending on the participant's Savings Plan contributions, and the Company's profits and performance. The Company has not incurred expenses related to this plan in the last three fiscal years.

7.  INCOME TAXES

The provision for income taxes differs from the amount of tax determined by applying the federal statutory rate is as follows (in thousands):

                                      2000      1999      1998
Tax provision at
  federal statutory tax rate        $ 3,088   $ 6,728   $ 2,319
Decrease in valuation
  allowance                          (1,984)   (4,910)   (4,224)
Expired Business Credits                  -         -     1,870
Net Operating Loss Carryback              -         -    (1,477)
Tax effect of adjustment of
  contingent liabilities                  -         -       (56)
Other - net                            (413)       12        91
                                    $   691   $ 1,830   $(1,477)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities at April 2, 2000, March 28, 1999 and March 29, 1998 were as follows (in thousands):

                                        2000     1999     1998
Deferred income tax assets:
Business credit carryforwards          $  217   $1,892   $6,046
Net operating loss carryforwards           81      232    1,299
Alternative minimum tax credit
  carryforwards                         3,319    3,319    3,319
Accrued employee benefits               8,255    8,577    9,031
Environmental reserve                   6,756    4,115    4,344
Contract deferrals                          -      756        -
Deferred gain on sale of facility           -        -      548
Reserve for doubtful accounts              35       64      231
Securities available-for-sale             452        -        -
Other                                     149      969      873
Total deferred income tax assets       19,264   19,924   25,691
Valuation reserve for deferred
  tax assets                           (6,902)  (8,434) (13,344)
Net deferred tax assets                12,362   11,490   12,347

Deferred income tax liabilities:
Deferred pension income                 9,619    8,673    7,625
Accelerated depreciation                2,417    2,617    3,326
Contract deferrals                        149        -    1,218
Other                                     177      200      178
Total deferred income tax liabilities  12,362   11,490   12,347

Net deferred taxes                    $     -  $     -  $     -

The Company records its deferred tax assets on the balance sheet net of a valuation reserve due to the uncertainty of its ability to generate consistent, sustainable taxable income from its core shipyard operations.

The Company had, for federal income tax purposes, net operating loss carryforwards of $233 thousand and tax credit carryforwards of $217 thousand at April 2, 2000. If not utilized, the tax credit carryforwards will expire in fiscal year 2001, and the net operating loss carryforwards will expire in fiscal year 2012.

In addition, the Company has paid approximately $3.3 million of alternative minimum taxes on alternative minimum taxable income from fiscal years 1988 through 1992, which will be allowed as a credit carryforward against regular federal income taxes in future years in the event regular federal income taxes exceed the alternative minimum tax.

8.  LEASES

Operating lease payments charged to expense were $1.2 million, $0.8 million, and $1.1 million for fiscal years 2000, 1999 and 1998, respectively. Certain leases contain renewal options and escalation clauses. Minimum lease commitments at April 2, 2000 are summarized below (in thousands):

                                                      Operating
                                                        Leases
2001                                                      182
2002                                                       73
2003                                                       73
2004                                                       51
2005                                                       36
Thereafter                                                276

Total minimum lease commitments                       $   691

9.  FINANCING ARRANGEMENTS

Todd Pacific cancelled its annually renewable $3.0 million revolving credit facility during the fourth quarter of fiscal year 1999. This occurred shortly after the delivery of the third Mark II Ferry. With the completion of the Mark II Ferry project the Company has determined that the credit facility is no longer needed to fund current operational cash flow needs. With the cancellation of its credit facility, the Company had no outstanding borrowings as of April 2, 2000 and March 28, 1999.

10.  ENVIRONMENTAL AND OTHER RESERVES

The Company faces potential liabilities in connection with the alleged presence of hazardous waste materials at its Seattle shipyard and at several sites used by the Company for disposal of alleged hazardous waste. The Company continues to analyze environmental matters and associated liabilities for which it may be responsible. No assurance can be given as to the existence or extent of any environmental liabilities until such analysis has been completed. The eventual outcome of all environmental matters cannot be determined at this time, however, the analysis of some matters have progressed sufficiently to warrant establishment of reserve provisions in the accompanying consolidated financial statements.

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

To date, the EPA has separated the Harbor Island Site into three operable units that affect the Company: the Soil and Groundwater Unit (the "Soil Unit"), the Shipyard Sediments Operable Unit (the "SSOU") and the Sediments Operable Unit (the "SOU"). The Company, along with a number of other Harbor Island PRPs, received a Special Notice Letter from the EPA on May 4, 1994 pursuant to section 122 (e) of CERCLA. The Company entered into a Consent Decree for the Soil Unit in September 1994 under which the Company has agreed to remediate the designated contamination on its property. Removal of floating petroleum product from the water table began in October 1998 and will continue throughout fiscal year 2001. The Company and the EPA are currently negotiating the extent and methodology of the soil remediation. The Company estimates remediation of the entire Soil Unit will take approximately 36 to 60 months from the clean-up start date. The Company has accrued its best estimate of the cost of the Soil Unit clean-up in its environmental matters reserve, as summarized below.

During the quarter ended December 29, 1996, the EPA issued its Record of Decision ("ROD") for the SSOU. The ROD identifies four alternative clean-up remedies and specifies the EPA's selected remedy (the "Selected Remedy"). The Selected Remedy requires sediment dredging, and installation of a clean sediment cap and various monitoring efforts extending over ten years. The Selected Remedy included dredging and disposal of approximately 116,000 cubic yards of material currently in the Duwamish River and Elliott Bay surrounding the Shipyard. The Selected Remedy allows for two sediment disposal options: confined nearshore disposal ("CND") and confined aquatic disposal. The Company identified CND as its preferred disposal method if the Selected Remedy is implemented. During the third quarter of fiscal year 2000, the EPA expanded the boundaries of the SSOU issuing their Phase 1B Data Report and resulting Explanation of Significant Differences outlining the changes to the ROD. Within the newly established SSOU boundary the Company could be required to increase the amount of material to be dredged to 150,000 - 200,000 cubic yards of sediment material. The Company has evaluated what it believes is the financial impact of the EPA's actions and has increased its reserves to $13.6 million for the remedial effort. This reserve increase resulted in a $5.6 million charge against current year earnings. During the fourth quarter of fiscal year 2000, the Company and the EPA entered into an Administrative Order on Consent for the development of the remedial design for the SSOU. The Company believes that the timing and cost of the SSOU clean up will remain significantly uncertain until a remedial design has been finalized with the EPA that identifies the scope of remediation and the method of sediment disposal.

During the Company's fiscal year 2000, several species of salmon in Washington State were designated under the Endangered Species Act. The potential impact the listing could have on the remedial efforts on the Harbor Island Superfund site are unknown at this time.

In January 1998, the Company was notified by the EPA that testing would be required in the West Waterway of the Duwamish River outside the borders of the SSOU as part of the SOU. The Company in May 1998 entered into an Order on Consent to perform certain limited testing as part of the SOU investigation. After an evaluation of the results, the EPA issued a draft "no action" ROD on the SOU for public comment which if issued in final form would end the investigation of the SOU requiring no remedial action. The public comment period closed during the Company's fourth quarter of fiscal year 2000 and the EPA has not yet announced the results.

In January 1990, the Company was notified that it was a PRP in an action brought by the National Oceanic and Atmospheric Administration ("NOAA") for alleged damages caused to the coastal and marine natural resources in the Duwamish River and Elliott Bay off the Harbor Island Site. Subsequent to this notification, NOAA brought suit against the City of Seattle and the Governmental agency responsible for sewage treatment in the Seattle area ("Metro") for their contributions of hazardous materials to the Duwamish River and Elliott Bay. This litigation was settled between the parties. While NOAA, the City of Seattle and Metro retain the right to bring suit against all the other named PRPs, including the Company, the Company has not been contacted since the January 1990 notification. The Company does not know the scope of the alleged damages caused to the coastal and marine natural resources or the methods of measuring these alleged damages. For these reasons, the Company does not believe that any estimate of any potential liability relating to these actions can be made at this time. The Company's environmental reserves for the entire Harbor Island Site aggregated $15.9 million at April 2, 2000.

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

Todd Pacific was notified by the California Environmental Protection Agency that it may be considered a PRP for the cleanup of the Omega Chemical Corporation site ("Omega Site") in Whittier, California in September of 1994. It is alleged that the Los Angeles Division of Todd Pacific caused certain production wastes and by-products to be transported to this hazardous waste treatment and storage facility between 1976 and 1991. The California Department of Toxic Substances Control is pursuing the clean up of the Omega Site pursuant to state and federal regulations. The Company entered into a settlement agreement with the government during its fiscal year 2000 ending its involvement with this site. The Company paid an amount that was within its stated reserve established for the site.

In November 1987, the Company was identified as a PRP by the EPA in conjunction with the cleanup of the Operating Industries, Inc. ("OII") hazardous materials disposal site at Monterey Park, California. In September 1995, the Company entered into a Partial Consent Decree with the EPA to contribute $.6 million as its partial share of remediation costs at the OII site which encompasses all costs assessed to date. Payment was made to the EPA in July 1996. A proposed final consent decree for site remediation is expected from the EPA during the Company's fiscal year 2001. The cost of the partial settlement and future final consent decree settlement is included in the below stated reserve.

The Company has been named as a defendant in civil actions by parties alleging bodily injury damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities. These cases are generally filed with multiple claimants and multiple defendants and are generally insured matters. In certain jurisdictions, the laws are structured to allow the heirs of former employees to sue for gross negligence and to seek punitive damages in addition to compensatory awards. The Company is not fully insured for these matters. Costs to date to administer and settle these cases have not been material. The Company has included in its reserves amounts to cover estimated uninsured costs to settle the bodily injury cases currently filed against the Company. The Company and its insurers are vigorously defending these actions. The Company is not able to quantify the number of potential bodily injury cases, the timing of such cases, the jurisdiction or what judgements or settlements, if any could result.

The Company has recorded $5.6 million, $0, and $0.5 million in charges against earnings in fiscal year 2000, 1999, and 1998, respectively relating to additional reserves for environmental and bodily injury matters. The Company's remediation costs and bodily injury claims paid are charged against the reserves recorded.

The Company is negotiating with its insurance carriers and prior landowners and operators for past and future remediation costs. The Company had reached various agreements with its insurance carriers regarding the carriers' obligations for property damage occurring in previous fiscal years. These settlements were recorded as income and totaled $0.9 million, $0, and $6.1 million in fiscal year 2000, 1999, and 1998, respectively. The Company has recorded an asset of $2.4 million at April 2, 2000 to reflect a contractual arrangement with an insurance company to share costs for certain environmental matters.

The Company has provided total aggregate reserves of $19.3 million as of April 2, 2000 for the above, described contingent environmental and bodily injury liabilities. Due to the complexities and extensive history of the Company's environmental and bodily injury matters, the amounts and timing of future expenditures is uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

11.  OTHER CONTINGENCIES

The Company is subject to various risks and is involved in various claims and legal proceedings arising out of the ordinary course of its business. These include complex matters of contract performance specifications, employee relations, union proceedings, and Government procurement regulations. Only a portion of these risks and legal proceedings involving the Company are covered by insurance, because the availability and coverage of such insurance generally has declined or the cost has become prohibitive. The Company does not believe these matters will have a material adverse impact on its financial position, results of operations, or cash flows.

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

12.  COLLECTIVE BARGAINING AGREEMENT

During the third quarter of this fiscal year, the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards) and Todd Pacific Shipyards reached an agreement on a new three year collective bargaining agreement. The Todd Pacific Shipyards eligible workforce subsequently ratified the agreement. The parties had been operating under an extension of the old agreement, which expired on July 31, 1999. The new agreement, effective retroactively to August 1, 1999, calls for an annual 3.2% wage and fringe benefit increase.


13.  TREASURY STOCK

During fiscal year 2000, the Company purchased 293,700 shares of its stock at market prices for consideration of $1.9 million. As of April 2, 2000, the number of common shares held as treasury stock was 2,169,553. On September 28, 1999, an aggregate of 85,000 shares of treasury stock were reissued pursuant to the exercise of incentive stock options held by two officers of the Company. As permitted under the Company's Incentive Stock Plan in the discretion of the Compensation Committee of the Board of Directors, the consideration paid by the officers upon exercise of the options is in the form of secured full-recourse promissory notes in the aggregate amount of $382,500 bearing interest at 5.42% and due on September 28, 2001. The notes and accrued interest are reflected as deductions from stockholders' equity until paid.

14.  INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                              April 2,   March 28,   March 29,
                                                  2000        1999        1998
(in thousands, except per share amount)
Numerator:
  Numerator for basic and diluted net
    income per share:
    Net income                                 $  8,132    $ 17,394    $ 8,103

Denominator:
  Denominator for basic net income per
    share - weighted average
    common shares outstanding                     9,765       9,910      9,910
  Effect of dilutive securities
  Stock options based
   on the treasury stock method using
   average market price                              96          52          9
Denominator for diluted net income per share      9,861       9,962      9,919

Basic income per share                         $   0.83    $   1.76    $  0.82
Diluted income per share                       $   0.82    $   1.75    $  0.82

15.  SALE OF ELETTRA ASSETS

The radio stations operated by Elettra Broadcasting, Inc., were sold on October 9, 1997 for $5.3 million, resulting in a $1.0 million gain in fiscal year 1998.

16.  RECOGNITION OF GAIN ON SALE

In December 1993, the Company received $5.4 million of special project revenue bonds ("Revenue Bonds") from the Board of Trustees of the Galveston Wharves upon the sale of its Galveston shipyard facilities. The Revenue Bonds contained provisions for annual principal payments of $216 thousand beginning on January 1, 1995 with a balloon payment of $3.5 million due on January 1, 2004. The Company recognized the gain on the sale of the facility as each payment was received. As of March 29, 1998, the Company had received four annual principal payments. During fiscal year 1999, the Company received notice that all of the outstanding Revenue Bonds would be called for redemption at a redemption price of 100% of the principal amount. During fiscal year 1999, the Company recognized the remaining $4.5 million gain on the sale of its Galveston facility. The bond proceeds were received in the fourth quarter of fiscal year 1999.

17.  STOCK BASED COMPENSATION

The Company's Incentive Stock Compensation Plan (the "Plan") provides for the granting of incentive stock options, non-qualified stock options, and restricted stock or any combination of such grants to directors, officers and key employees of the Company to purchase shares of the Class A Common Stock of the Company. An aggregate of 500,000 shares of common stock has been authorized for issuance under the Plan. Options issued under the Plan vest ratably over three years and expire not more than ten years from the date of grant and are granted at prices equal to the fair value on the date of grant. There were 150,000 options available for future grant under the Plan at April 2, 2000.

A summary of stock option transactions for the years ended April 2, 2000, March 28, 1999, and March 29, 1998 is as follows:

                                   Number      Option Price   Weighted Average
                                 of Shares       Per Share     Exercise Price
Outstanding, March 30, 1997       285,000      4.25 to  6.00           4.79
  Granted                          55,000      4.38 to  4.56           4.48
Outstanding, March 29, 1998       340,000      4.25 to  6.00           4.74
  Granted                               -         - to     -              -
Outstanding, March 28, 1999       340,000      4.25 to  6.00           4.74
  Granted                          10,000               4.38           4.38
  Exercised                       (85,000)              4.50           4.50
Outstanding, April 2, 2000        265,000      4.25 to  6.00           4.80
Exercisable, April 2, 2000        240,000     $4.25 to $6.00           4.83

As described in Note 1, the Company has elected to account for stock-based compensation expense in accordance with APB No. 25. Accordingly, no compensation expense has been recognized for stock-based compensation since the grant price equaled the estimated fair value of the stock on the date of grant. Applying the fair value methodology of FAS No. 123 to the Company's stock option plans results in net income, which is not materially different from amounts reported. The outstanding stock options have a contractually weighted-average life of 3.2 years as of April 2, 2000.

18.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Financial results by quarter for the fiscal years ended April 2, 2000 and March 28, 1999 are as follows. Each quarter is 13 weeks in length, except the second quarter of fiscal year 2000, which contains 14 weeks.
(in thousands):
                                                  Net
                                                Income
                           Operating    Net     (loss)
                            income    income   Per Share
                 Revenues   (loss)    (loss)    Diluted

1st Qtr 2000    $ 29,747  $  1,259   $ 1,797  $  0.18
2nd Qtr 2000      33,136     2,060     2,678     0.27
3rd Qtr 2000      24,853     1,821     2,506     0.26
4th Qtr 2000      36,115       470     1,151     0.12

1st Qtr 1999    $ 26,996  $   (962)  $  (311) $ (0.03)
2nd Qtr 1999      19,485       (56)      429     0.04
3rd Qtr 1999      14,023    (7,752)   (1,846)   (0.19)
4th Qtr 1999      45,685    18,992    19,122     1.92

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

Todd Shipyards Corporation
Schedule II - Valuation and Qualifying Reserves
For years ending April 2, 2000, March 28, 1999 and March 29, 1998
(in thousands)

Reserves deducted from assets to which they apply - Allowance for doubtful accounts:
                                    Year       Year       Year
                                   ended      ended      ended
                                   April 2,  March 28,  March 29,
                                    2000      1999       1998
Balance at beginning of period    $  184    $  662     $  861
Charged to costs and expenses         52         -          -
Deductions from reserves (1)        (136)     (478)      (199)
Balance at close of period           100    $  184     $  662

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
**

ITEM 11. EXECUTIVE COMPENSATION
**

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
**

ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS
**

** The information for the above items will be provided in, and is incorporated by reference to, the 2000 Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K

(a)  1 & 2. Financial Statements

The financial statements and financial statement schedule listed in the accompanying index to financial statements and financial statement schedules are filed as part of this annual report.

All other schedules have been omitted because the required information is included in the Consolidated Financial Statements, or the notes thereto, or is not applicable or required.

     3.  Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this annual report.

(b)  Reports on Form 8-K

The Company filed no reports on Form 8-K during the fourth quarter ended April 2, 2000.

TODD SHIPYARDS CORPORATION
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE COVERED BY REPORT OF INDEPENDENT AUDITORS

Report of Ernst & Young LLP, Independent Auditors.............. *

Consolidated Balance Sheets at April 2, 2000,
  and March 28, 1999........................................... *

Consolidated Statements of Income
For the years ended April 2, 2000,
 March 28, 1999 and March 29, 1998............................. *

Consolidated Statements of Cash Flows
For the years ended April 2, 2000,
 March 28, 1999 and March 29, 1998............................. *

Consolidated Statements of Stockholders' Equity
For the years ended April 2, 2000,
 March 28, 1999 and March 29, 1998............................. *

Notes to Consolidated Financial Statements
For the years ended April 2, 2000,
 March 28, 1999 and March 29, 1998............................. *

Consolidated Financial Statement Schedule
  II-Valuation and Qualifying Reserves......................... *

* No page numbers are included in EDGAR version.

TODD SHIPYARDS CORPORATION INDEX TO EXHIBITS
                         Item 14(a)3
Exhibit
Number
 3-1   Certificate of Incorporation of the Company                   *
       dated November 29, 1990 filed in the Company's
       Form 10-K Report for 1997 as Exhibit 3-1.

 3-2   By-Laws of the Company dated November 29, 1990,               *
       as amended October 1, 1992 filed in the Company's
       Form 10-K Report for 1993 as Exhibit 3-2.
10-1   Savings Investment Plan of the Company effective              *
       April 1, 1989 filed in the Company's Form 10-K
       Report for 1995 as Exhibit 10-9.

10-2   Todd Shipyards Corporation Retirement System Plan             *
       and Amendments thereto filed in the Company's Form
       10-K Report for 1995 as Exhibit 10-10.

10-3   Employment contract between Todd Pacific and Roland           *
       H. Webb dated December 27, 1994 filed in the Company's
       Form 10-K Report for 1995 as Exhibit 10-14.



10-4   Amendment to employment contract between Todd Pacific         *
       and Roland H. Webb dated December 17, 1997 filed in the
       Company's Form 10-K for 1999 as Exhibit 10-14(a).

10-5   Amendment to employment contract between Todd Pacific         *
       and Roland H. Webb dated January 18, 1999 filed in the
       Company's Form 10-K for 1999 as Exhibit 10-14(b).

10-6   Todd Shipyards Corporation Incentive Stock                    *
       Compensation Plan effective October 1, 1993, approved by the shareholders of the Company at the 1994 Annual
       Meeting of Shareholders filed in the Company's Form 10-K
       Report for 1995 as Exhibit 10-19.

10-7   Employment contract between the Company and Stephen G.        *
       Welch dated September 30, 1997 filed in the Company's
       Form 10-K for 1998 as Exhibit 10-27.

10-8   Secured Promissory Note and Collateral Pledge and             #
       Security Agreement between the Company and Stephen G.
       Welch dated September 28, 1999.

10-9   Secured Promissory Note and Collateral Pledge and             #
       Security Agreement between the Company and Michael G.
       Marsh dated September 28, 1999.

22-1   Subsidiaries of the Company.                                  *

23     Consent of Ernst & Young LLP, Independent Auditors            *

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

TODD SHIPYARDS CORPORATION
Registrant

By: /s/ Scott H. Wiscomb
    Scott H. Wiscomb
    Chief Financial Officer,
    Principal Financial Officer,
    Principal Accounting Officer,
    and Treasurer
    June 12, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Brent D. Baird                 /s/ Steven A. Clifford
Brent D. Baird, Director           Steven A. Clifford, Director
June 12, 2000                      June 12, 2000


/s/ Patrick W.E. Hodgson           /s/ Joseph D. Lehrer
Patrick W.E. Hodgson,              Joseph D. Lehrer, Director
Chairman,                          June 12, 2000
and Director
June 12, 2000

/s/ Philip N. Robinson             /s/ John D. Weil
Philip N. Robinson, Director       John D. Weil, Director
June 12, 2000                      June 12, 2000

/s/ Stephen G. Welch
Stephen G. Welch
President,
Chief Executive Officer,
and Director
June 12, 2000