Form 10-Q
period 2000-08-01
TODD SHIPYARDS CORP
filed 2000-08-01
CIK 98537

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


   [X]      Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

               For the quarterly period ended July 2, 2000


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


There were 9,701,480 shares of the corporation's $.01 par value common stock outstanding at July 2, 2000.

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

ITEM 1.  FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Quarterly Periods Ended July 2, 2000 and June 27, 1999
(In thousands of dollars, except per share data)

                                                       Quarter Ended
                                                     7/02/00  6/27/99

Revenue                                              $33,401  $29,747
Operating expenses:
 Cost of revenue                                      23,287   21,979
 Administrative and
  manufacturing overhead
  expense                                              7,756    7,502
 Contract reserve                                        (47)    (993)
Total operating expenses                              30,996   28,488

Operating income                                       2,405    1,259
Investment and other income                              475      452
Gain on sales of available-for-sale
 securities                                                -      126

Income before income tax expense                       2,880    1,837

Income tax expense                                       560       40

Net income                                           $ 2,320  $ 1,797

Net income per Common Share:
Basic                                                $  0.24  $  0.18
Diluted                                              $  0.24  $  0.18

Weighted Average Shares Outstanding
 (thousands)
Basic                                                  9,701    9,898
Diluted                                                9,795   10,011

Retained earnings at
 beginning of period                                 $50,718  $42,586
Net income for the period                              2,320    1,797
Retained earnings at
 end of period                                       $53,038  $44,383






The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
Periods Ended July 2, 2000 and April 2, 2000
 (in thousands of dollars)
                                                    07/02/00  04/02/00
ASSETS:                                            (Unaudited)(Audited)
Cash and cash equivalents                          $  6,483  $  5,513
Securities available for sale                        48,523    47,105
Accounts receivable, net of allowance for
 doubtful accounts of $100 at July 2, 2000
 and April 2, 2000:
  U.S. Government                                     3,620     8,149
  Other                                               6,380     4,850
Costs and estimated profits in excess
 of billings on incomplete contracts                 13,298    12,536
Inventory                                             1,570     1,853
Other current assets                                    484       625
Total current assets                                 80,358    80,631

Property, plant and equipment, net                   16,783    17,356

Restricted cash                                       2,543     2,543
Deferred pension asset                               28,119    27,482
Other long term assets                                4,148     4,135
Total assets                                       $131,951  $132,147

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accruals                      $  4,916  $  7,227
Accrued payroll and related liabilities               4,183     4,852
Accrual for loss on contract                             62       109
Billings in excess of costs and estimated
 profits on incomplete contracts                      2,706     1,840
Taxes payable other than income taxes                 1,222     1,319
Income taxes payable                                  1,685     1,730
Total current liabilities                            14,774    17,077

Environmental and other reserves                     18,783    19,303
Accrued post retirement health benefits              19,432    19,582
Total liabilities                                    52,989    55,962

Commitments and contingencies

Stockholders equity:
Common stock, $.01 par value - authorized
 19,500,000 shares, issued 11,956,033 shares
 at July 2, 2000 and April 2, 2000, and
 outstanding 9,701,480 at July 2, 2000
 and April 2, 2000                                     120       120
Additional paid-in capital                          38,145    38,145
Retained earnings                                   53,038    50,718
Accumulated other comprehensive income (loss)         (829)   (1,291)
Treasury stock                                     (11,114)  (11,114)
Notes receivable from officers for common stock       (398)     (393)
Total stockholders' equity                          78,962    76,185
Total liabilities and stockholders' equity        $131,951  $132,147

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Quarterly Periods Ended July 2, 2000 and June 27, 1999
(in thousands of dollars)
                                                      Period Ended
                                                   7/02/00     6/27/99
OPERATING ACTIVITIES:
Net income                                       $  2,320    $  1,797
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Depreciation                                        708         629
  Environmental reserves                             (520)       (133)
  Deferred pension asset                             (637)       (600)
  Post retirement health benefits                    (150)       (150)
Decrease (increase) in operating assets:
  Costs and estimated profits in excess of
   billings on incomplete contracts                  (762)     (5,244)
  Inventory                                           283        (622)
  Accounts receivable                               2,999      (2,062)
  Other (net)                                         128         194
(Decrease) increase in operating liabilities:
  Accounts payable and accruals                    (2,311)        473
  Contract reserves                                   (47)       (993)
  Accrued payroll and related liabilities            (669)        300
  Billings in excess of costs and estimated
   profits on incomplete contracts                    866      (1,015)
  Income taxes payable                                (45)     (2,290)
  Other (net)                                         (97)       (128)
Net cash provided by (used in)
 operating activities                               2,066      (9,844)

INVESTING ACTIVITIES:
Purchases of marketable securities                 (1,749)     (6,620)
Maturities of marketable securities                   500       2,000
Sales of marketable securities                        243       2,975
Capital expenditures                                 (135)       (156)
Other                                                  45          31
Net cash used in investing activities              (1,096)     (1,770)

FINANCING ACTIVITIES:
Restricted cash                                         -        (162)
Purchase of treasury stock                              -         (62)
Net cash used in financing activities                   -        (224)

Net increase (decrease) in cash and cash
 equivalents                                          970     (11,838)
Cash and cash equivalents at beginning of period    5,513      12,332
Cash and cash equivalents at end of period          6,483         494

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                               -           7
 Income taxes                                    $    600   $   2,330



The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Todd Shipyards Corporation (the "Company") filed its Consolidated Financial Statements for the fiscal year ended April 2, 2000 with the Securities and Exchange Commission on Form 10-K. That report should be read in connection with this Form 10-Q.

1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements are unaudited but in the opinion of management reflect all adjustments necessary for a fair presentation of the Company's financial position and results of operations.

2.  RECENT ACCOUNTING PRONOUCEMENTS

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN
44), that clarifies guidance for certain issues related to the application of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The adoption of FIN 44 by the Company on July 1, 2000 had no impact on the Company's operating or financial position. The Company does not expect that FIN 44 will impact the way it accounts for its equity instruments in the future.

3.  CONTRACTS

Combatant Maintenance Team ("CMT") Contract
During the first quarter of fiscal year 2001, the Company was awarded on a sole source basis, a five year, cost-type contract for the repair and maintenance of six surface combatant class vessels (frigates and destroyers) stationed in the Puget Sound area by the Department of the Navy. The Navy has not released a notional value of the maintenance work, though the Company believes that if all options are exercised, the value may be approximately $60 to $75 million over the five year period. Work on this contract, which will be performed primarily in the Company's Seattle shipyard, began late in the Company's first quarter.

Auxiliary Oiler Explosive ("AOE") Contract
In May 1996, the Company was awarded a cost-type contract for phased maintenance repairs to four Navy AOE class supply ships during a five year availability schedule. The contract, which has been performed primarily at the Company's Seattle shipyard, had an original notional value of $79 million. Since the inception of this contract, the Navy has exercised work options, which have increased the contract value to approximately $100 million. Based on current availability schedules the contract is anticipated to conclude during the second quarter of fiscal year 2002. To meet this availability schedule, the Company anticipates the Navy will exercise contract options, which will increase the final contract value to approximately $129 million. The Company is not aware if the Navy will award a subsequent contract at the conclusion of this current contract.

Planned Incremental Availability ("PIA")
In January 1999, the Company was awarded a five year cost-type contract for phased maintenance on three Carrier Vessel Nuclear, or CVN class aircraft carriers, by the Department of the Navy. The notional value for this five year contract is approximately $100 million. Work on this contract is currently being performed at the Puget Sound Naval Shipyard, located in Bremerton, Washington.

Preservation Contract
During the second quarter of fiscal year 2000, the Company was awarded a ferry overhaul contract with an estimated price of approximately $29 million. The contract calls for the overhaul of the Washington State Ferry, MV Yakima. Since the contract was awarded, its scope of work has been reduced slightly and its value is currently estimated to be approximately $28 million.

Work on the MV Yakima commenced during the third quarter of fiscal year 2000 and is approximately 62% complete at July 2, 2000. The project, which will eventually replace or renovate the majority of the vessel's interior structures, including the replacement of steel plating, passenger area furniture, galley, fixtures, windows, and the removal of hazardous materials, is expected to be completed during the fourth quarter of fiscal year 2001.

The Company's current estimates to complete the project are within the established production budgets and the current completion schedule is projected to be earlier than contractually required. The Company may be awarded financial incentives if certain contractual delivery dates are met. However, the Company has not recognized these incentives in its current contract revenue.

Power Barge Contract
In the second quarter of fiscal year 1999, the Company commenced work on a new construction contract with an estimated price of approximately $20.0 million. The contract called for the construction of a floating electrical power plant (the "Margarita II"), 206 feet long and capable of developing 70 mega-watts of electricity.

During the first quarter of fiscal year 2000, the Margarita II was delivered to its owner. To maintain production schedule deadlines and perform customer directed change orders, the Company experienced significant contract cost growth in both labor hours and material. However, agreement was not reached between the Company and the owner regarding the potential increase in the contract price, if any, to compensate for all of these changes.

At the time of delivery, the Company claimed it was owed approximately $3.5 million for customer directed change orders. In accordance with the terms of the contract, sufficient funds were placed in an escrow trust account by the vessel's owner to secure the $3.5 million in un-negotiated customer directed change orders, as well as additional receivables owed to the Company.

During the period ending July 2, 2000, the Company and the vessel owner negotiated approximately $0.5 million of customer directed change orders, bringing the total amount of negotiated customer directed change orders to approximately $0.9 million since the vessel was delivered. This leaves approximately $2.6 million in un-negotiated change orders at July 2, 2000. Since agreement has not been reached on the remaining un-negotiated change orders, in accordance with the terms of the contract, the Company and the vessel owner are settling the remaining change orders through a formal arbitration process. Arbitration hearings, which began during the fourth quarter of fiscal year 2000, resumed during the first quarter of fiscal year 2001, and are scheduled to be concluded during the second quarter of fiscal year 2001. After the formal hearings are concluded, the Company anticipates a ruling sometime during the third quarter of fiscal year 2001.

Since the Company cannot reasonably predict the outcome of the arbitration with its customer, it has not recognized any revenue resulting from possible recoveries in its current contract revenue. In addition, the Company cannot reasonably estimate the costs associated with pursuing full recovery from the vessel owner at this time. Therefore, these costs will be recognized as they are incurred in future accounting periods.

At July 2, 2000, the Company believes that its remaining contract warranty reserves are adequate and any potential warranty expense greater than established reserves will be immaterial to the Company's financial condition or operating results. However, the Company will review its reserve estimates during the balance of the warranty period and may revise its reserves as needed. The warranty period is scheduled to end early in the second quarter of fiscal year 2001.

4.  INCOME TAXES

The Company recognized $0.6 million in income tax expense during the first three months of fiscal year 2001 after applying available business tax credits. During the first three months of fiscal year 2000 the Company recognized $40,000 in income tax expense after applying available business tax credits.

5.  ENVIRONMENTAL MATTERS

As discussed in the Company's Form 10-K for the fiscal year ended April 2, 2000, the Company faces significant potential liabilities in connection with the alleged presence of hazardous waste materials at certain of its closed shipyards, at its Seattle shipyard and at several sites used by the Company for disposal of alleged hazardous waste. The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances at Company facilities.

Harbor Island Site
The Company and several other parties have been named as potential responsible parties by the Environmental Protection Agency ("EPA") pursuant to the Comprehensive Environmental, Response, Compensation, and Liability Act in connection with the documented release of hazardous substances, pollutants, and contaminants at the Harbor Island Superfund Site upon which the Seattle Shipyard is located.

Other Environmental Matters
The Company is also currently involved, together with other companies in some cases, in other Superfund and Non-Superfund remediation sites and environmental legal issues. In certain instances, the Company's liability and proportionate share of costs have not been determined due to uncertainties as to the nature and extent of site conditions and the Company's involvement. Based on the Company's previous experience, its allocated share of multi-participant remediation sites has often been minimal, in certain instances less than 1 percent.

The actual costs relating to environmental remediation and settlements will depend upon numerous factors, including the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, technological developments and changes in environmental laws and regulations.

The Company's financial statements as of July 2, 2000 reflect aggregate reserves for environmental matters of $18.8 million. The Company is negotiating with its insurance carriers and certain prior landowners and operators for past and future remediation costs. The Company has recorded a non-current asset of $2.4 million to reflect a contractual arrangement with an insurance company to share costs for certain environmental matters. No assurance can be given that the Company's reserves are adequate to cover all potential environmental costs the Company could incur.

6.  COMPREHENSIVE INCOME

Comprehensive income was $2.8 million for the three month period ended July 2, 2000, which consisted of net income of $2.3 million and net unrealized gains on marketable securities of $0.5 million. Comprehensive income for the first quarter of fiscal year 2000 was $2.1 million, which consisted of net income of $1.8 million and net unrealized gains on marketable securities of $0.3 million.

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

Revenue - The Company's first quarter revenue of $33.4 million reflects an increase of $3.7 million (12%) from last year's level of $29.7 million. This increase is primarily attributable to the Company's strategy of concentrating on commercial and government repair and overhaul activities. During the first quarter of fiscal year 2001, the Company's revenue from commercial and government repair and overhaul activities increased $6.0 million, while revenues from new construction activities decreased $2.3 million from the previously reported period last fiscal year.

Cost of Revenue - Cost of revenue during the first quarter of fiscal year 2001 was $23.3 million, or 70% of revenue. Cost of revenue during the first quarter of fiscal year 2000 was $22.0 million, or 74% of revenue. Cost of revenue as a percentage of total revenue during the first quarter of fiscal year 2001 reflects improved margins on commercial and government repair and overhaul activities. The higher cost of revenue percentage reported during the first quarter of fiscal year 2000 reflects the lower margins experienced in completing the Margarita II contract, as well as the Company's inability to fully recognize revenue on those costs.

Administrative and manufacturing overhead expense - Overhead costs for administrative and manufacturing activities were $7.8 million, or 23% of revenue for the first quarter of fiscal year 2001 and $7.5 million, or 25% of revenue for the first three months of fiscal 2000. The increase in administrative and manufacturing overhead expense of $0.3 million (4%) was the result of higher revenue volumes experienced during the first quarter of fiscal year 2001. As a percentage of revenue, administrative and manufacturing overhead expense decreased during the first quarter of fiscal year 2001 when compared to the first quarter of fiscal year 2000, which is the result of the Company's continued emphasis on overhead cost control.

Contract reserve activity - During the first quarter of fiscal year 2001 the Company utilized $47,000 of previously recorded contract and warranty loss reserves associated with the Power Barge contract. During the first three months of fiscal year 2000, the Company utilized $1.0 million in previously recorded Jumbo Mark II and Power Barge contract and warranty loss reserves.

Investment and other income - Investment and other income for the first quarter of fiscal year 2001 was $0.5 million. During the first three months of fiscal year 2000 the Company recorded $0.5 million in investment and other income.

Gain on sale of available-for-sale security - During the first quarter of fiscal year 2001 the Company did not realize any gains from the sale of an available-for-sale security. During the first three months of fiscal year 2000, the Company reported a gain from the sale of an available-for-sale security of $0.1 million.

Income taxes - The Company recognized $0.6 million in income tax expense during the first three months of fiscal year 2001 after applying available business tax credits. During the first three months of fiscal year 2000 the Company recognized $40,000 in income tax expense after applying available business tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Based upon its current cash position described below and anticipated fiscal year 2001 cash flow, the Company believes it has sufficient liquidity to fund operations for this fiscal year. Accordingly, shipyard capital expenditures are expected to be financed out of working capital. A change in the composition or timing of projected work could cause capital expenditures and repair and maintenance expenditures to increase.

Working Capital
Working capital during the first three months of fiscal year 2001 remained relatively unchanged from the beginning of the fiscal year. Working capital for the period ending July 2, 2000 was $65.6 million, which represents an increase of $2.0 million (3%) from the working capital reported at the end of fiscal year 2000.

Unbilled Receivables
As of July 2, 2000 unbilled items on completed contracts totaled $1.1 million compared with $1.4 million at the end of the first quarter of fiscal year 2000 and $1.2 million at the beginning of fiscal year 2001.

Capital Resources
Capital expenditures for the first quarter of fiscal 2001 were $0.2 million compared to $0.3 million in the first quarter of fiscal year 2000. Fiscal year 2001 capital expenditures are expected to increase slightly over fiscal year 2000 expenditure levels, which were approximately $1.6 million. Capital investment by the Company has increased in each of the past two fiscal years as the Company selectively invests in productivity enhancing projects.

Stock Repurchase
During the quarter ended July 2, 2000, the Company did not repurchase shares of its Common Stock. During the first three months of fiscal year 2000, the Company repurchased an aggregate of 15,000 shares of its Common Stock. The number of shares held as treasury stock as of July 2, 2000, is 2,169,553.

RECENT ACCOUNTING PRONOUCEMENTS

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN
44), that clarifies guidance for certain issues related to the application of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The adoption of FIN 44 by the Company on July 1, 2000 had no impact on the Company's operating or financial position. The Company does not expect that FIN 44 will impact the way it accounts for its equity instruments in the future.

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

Harbor Island Site
As discussed further in the Company's Form 10-K for the year ending April 2, 2000, the Company and several other parties have been named as potential responsible parties by the Environmental Protection Agency ("EPA") pursuant to the Comprehensive Environmental, Response, Compensation, and Liability Act in connection with the documented release of hazardous substances, pollutants, and contaminants at the Harbor Island Superfund Site upon which the Seattle Shipyard is located.

The Company's financial statements as of July 2, 2000 reflect aggregate reserves for environmental matters of $18.8 million. The Company is negotiating with its insurance carriers and certain prior landowners and operators for past and future remediation costs. The Company has recorded a non-current asset of $2.4 million to reflect a contractual arrangement with an insurance company to share costs for certain environmental matters. No assurance can be given that the Company's reserves are adequate to cover all potential environmental costs the Company could incur.

Actual costs to address environmental matters in which the Company is involved will depend on numerous factors, including the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, technological developments, and changes in environmental laws and regulations.

BACKLOG

At July 2, 2000 the Company's firm shipyard backlog consists of approximately $28 million of repair and overhaul work. The Company's repair and overhaul work generally is of short duration with little advance notice. The Company's backlog at June 27, 1999 was approximately $26 million.

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27 - Financial Data Schedule.

(b)  Reports on Form 8-K.

The Company has filed the following report on Form 8-K during the first quarter of its fiscal year ended July 2, 2000:

Form 8-K dated April 20, 2000 submitting the press release issued by the Company regarding the Company's proposed stock repurchase plan approved by its Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TODD SHIPYARDS CORPORATION
Registrant


By:_______________________________
   Scott H. Wiscomb
   Chief Financial Officer and Treasurer
   August 1, 2000