Form 10-Q
period 2000-10-31
TODD SHIPYARDS CORP
filed 2000-10-31
CIK 98537

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


   [X]      Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

               For the quarterly period ended October 1, 2000


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

There were 9,706,480 shares of the corporation's $.01 par value common stock outstanding at October 1, 2000.

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

ITEM 1.  FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (in thousands of dollars, except per share data)

	                                    Quarter Ended      Six Months Ended
                                  10/01/00  10/03/99  10/01/00  10/03/99

Revenues                           $28,681  $33,136    $62,082  $62,883
Operating expenses:
 Cost of revenue                    19,137   25,174     42,424   47,154
 Administrative and
  manufacturing overhead
  expense                            7,330    6,687     15,086   14,188
 Contract reserve                      (62)    (785)      (109)  (1,778)
Total operating expenses            26,405   31,076     57,401   59,564

Operating income                     2,276    2,060      4,681    3,319

Investment and other income            970      658      1,445    1,110

Gain (loss) on sale of available for
 sale security                          (4)       -         (4)     126

Income before income taxes           3,242    2,718      6,122    4,555

Income tax expense                     640       40      1,200       80

Net income                          $2,602  $ 2,678   $  4,922   $4,475

Net income per Common Share:
Basic                               $ 0.27  $  0.28   $   0.51   $ 0.46
Diluted                             $ 0.27  $  0.27   $   0.50   $ 0.45

Weighted average shares outstanding:
 (thousands)
Basic                                9,711    9,727      9,706    9,811
Diluted                              9,797    9,810      9,796    9,894

Retained earnings at
 beginning of period               $53,038  $44,383    $50,718  $42,586
Income for the period                2,602    2,678      4,922    4,475
Retained earnings at
 end of period                     $55,640  $47,061    $55,640  $47,061














The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
Periods Ended October 1, 2000 and April 2, 2000
(in thousands of dollars)
                                                   10/01/00  04/02/00
ASSETS:                                           (Unaudited)(Audited)
Cash and cash equivalents                          $  6,712  $  5,513
Securities available for sale                        49,723    47,105
Accounts receivable, less allowance for
 losses of $100 at October 1, 2000
 and April 2, 2000:
  U.S. Government                                    12,207     8,149
  Other                                               4,469     4,850
Costs and estimated profits in excess
 of billings on incomplete contracts                  5,391    12,536
Inventory                                             1,747     1,853
Other current assets                                    569       625
Total current assets                                 80,818    80,631

Property, plant and equipment, net                   16,889    17,356

Restricted cash                                       2,543     2,543
Deferred pension asset                               28,757    27,482
Other long term assets                                4,162     4,135
Total assets                                       $133,169  $132,147

LIABILITIES:
Accounts payable and accruals                      $  3,348  $  7,227
Accrued payroll and related liabilities               4,139     4,852
Accrual for loss on contract                              -       109
Billings in excess of costs and estimated
 profits on incomplete contracts                      2,505     1,840
Taxes other than income taxes                           857     1,319
Income taxes payable                                  1,525     1,730
Total current liabilities                            12,374    17,077

Environmental and other reserves                     19,130    19,303
Accrued post retirement health benefits              19,282    19,582
Total liabilities                                    50,786    55,962

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value - authorized
 19,500,000 shares, issued 11,956,033 shares
 at October 1, 2000 and April 2, 2000,
 and outstanding 9,706,480 at October 1, 2000
 and 9,701,480 at April 2, 2000                         120       120
Additional paid-in capital                           38,166    38,145
Retained earnings                                    55,640    50,718
Accumulated other comprehensive income (loss)            (7)   (1,291)
Treasury stock                                      (11,132)  (11,114)
Notes receivable from officers for common stock        (404)     (393)
Total stockholders' equity                           82,383    76,185
Total liabilities and stockholders' equity         $133,169  $132,147






The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Month Periods Ended October 1, 2000 and October 3, 1999
(in thousands of dollars)
                                                       Period Ended
                                                  10/01/00    10/03/99
OPERATING ACTIVITIES:
Net income                                       $  4,922    $  4,475
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Depreciation                                      1,589       1,412
  Environmental reserves                             (173)       (294)
  Deferred pension asset                           (1,275)     (1,200)
  Post retirement health benefits                    (300)       (300)
Decrease (increase) in operating assets:
  Costs and estimated profits in excess of
   billings on incomplete contracts                 7,145      (7,620)
  Inventory                                           106          37
  Accounts receivable                              (3,677)     23,482
  Other (net)                                          29         288
(Decrease) increase in operating liabilities:
  Accounts payable and accruals                    (3,879)        690
  Contract reserves                                  (109)     (1,777)
  Accrued payroll and related liabilities            (713)        (97)
  Billings in excess of costs and estimated
   profits on incomplete contracts                    665      (2,334)
  Income taxes payable                               (205)     (2,360)
  Other (net)                                        (462)       (492)
Net cash provided by operating activities           3,663      13,910

INVESTING ACTIVITIES:
Purchases of marketable securities                (11,850)    (26,973)
Sales of marketable securities                        486       3,978
Maturities of marketable securities                10,000       2,000
Capital expenditures                               (1,122)       (286)
Other                                                  19          67
Net cash used in investing activities              (2,467)    (21,214)

FINANCING ACTIVITIES:
Restricted cash                                         -       2,647
Purchase of treasury stock                           (117)     (1,916)
Proceeds from exercise of stock options               120           -
Net cash provided by financing activities               3         731

Net increase (decrease) in cash and cash
 equivalents                                        1,199      (6,573)
Cash and cash equivalents at beginning of period    5,513      12,332
Cash and cash equivalents at end of period          6,712       5,759

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                               -          15
 Income taxes                                       1,400       2,440

Noncash investing and financing activities:
 Reissue of treasury stock in exchange for
  notes receivable                               $      -     $   383


The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Todd Shipyards Corporation (the "Company") filed its Consolidated Financial Statements for the fiscal year ended April 2, 2000 with the Securities and Exchange Commission on Form 10-K. That report should be read in connection with this Form 10-Q.

1.  BASIS OF PRESENTATION

The Company's policy is to end its fiscal year on the Sunday nearest March 31. In accordance with this policy, the Company's fiscal year 2000 ended on April 2, 2000, and included 53 weeks. Accordingly, the Company's quarter ended 10/3/99 contained 14 weeks.

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

Auxiliary Oiler Explosive ("AOE") Contract
In May 1996, the Company was awarded a cost-type contract for phased maintenance repairs to four Navy AOE class supply ships during a five year availability schedule. The contract, which has been performed primarily at the Company's Seattle shipyard, had an original, notional value of $79 million. Since the inception of this contract, the Navy has exercised work options, which have increased the contract value to approximately $104 million.

Planned Incremental Availability ("PIA")
In January 1999, the Company was awarded a five year cost-type contract for phased maintenance on three CVN class aircraft carriers by the Department of the Navy. The notional value for this five year contract is approximately $100 million. Work on this contract is currently being performed at the Puget Sound Naval Shipyard, located in Bremerton, Washington.

Preservation Contract
During the second quarter of fiscal year 2000, the Company was awarded a ferry overhaul contract with an estimated price of approximately $29 million. The contract calls for the overhaul of the Washington State Ferry, MV Yakima. Since the contract was awarded, its scope of work has been reduced slightly and its value is currently estimated to be approximately $28 million.

Work on the MV Yakima commenced during the third quarter of fiscal year 2000 and is approximately 82% complete at October 1, 2000. The project, which will eventually replace or renovate the majority of the vessel's interior structures, including the replacement of steel plating, passenger area furniture, galley, fixtures, windows, and the removal of hazardous materials, is expected to be completed during the fourth quarter of fiscal year 2001.

The Company's current estimates to complete the project are within the established production budgets and the current completion schedule is projected to be earlier than contractually required. The Company may be awarded financial incentives if certain contractual delivery dates are met, however the Company has not recognized these incentives in its current contract revenue.

Power Barge Contract
In the second quarter of fiscal year 1999, the Company commenced work on a new construction contract with an estimated price of approximately $20.0 million. During the first quarter of fiscal year 2000, the Power Barge was delivered to its owner. To maintain production schedule deadlines and perform customer directed change orders, the Company experienced significant contract cost growth in both labor hours and material. However, agreement was not reached between the Company and the owner regarding the potential increase in the contract price, if any, to compensate for all of these changes.

Subsequent to delivery, the Company and the vessel owner have negotiated several change orders, however since agreement cannot be reached on the remaining un-negotiated change orders, in accordance with the terms of the contract, the Company and the vessel owner are settling the remaining change orders through a formal arbitration process. Arbitration hearings, which began during the fourth quarter of fiscal year 2000, concluded during the second quarter of fiscal year 2001. With the completion of the formal hearings, the Company anticipates a ruling sometime during the fourth quarter of its fiscal year 2001. The Company's claim excluding legal fees is approximately $3.8 million.

Since the Company cannot reasonably predict the outcome of the arbitration with its customer, it has not recognized any revenue resulting from possible recoveries in its current contract revenue. In addition, the Company cannot reasonably estimate the costs associated with pursuing full recovery from the vessel owner at this time. Therefore, these costs will continue to be recognized as they are incurred in future accounting periods.

4.  INCOME TAXES

The Company recognized $0.6 million in income tax expense during the quarter ended October 1, 2000, after applying available business tax credits. During the first six month period then ended, the Company recognized $1.2 million in income tax expense. During the same periods last fiscal year, the Company recognized $40,000 and $80,000, respectively.

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

Reserves
The Company's financial statements as of October 1, 2000 reflect aggregate reserves for environmental matters of $19.1 million. The Company is negotiating with its insurance carriers and certain prior landowners and operators for past and future remediation costs. The Company has recorded a non-current asset of $2.4 million to reflect a contractual arrangement with an insurance company to share costs for certain environmental matters. No assurance can be given that the Company's reserves are adequate to cover all potential environmental costs the Company could incur.

6.  COMPREHENSIVE INCOME

Comprehensive income was $3.4 million for the quarter ended October 1, 2000, which consisted of net income of $2.6 million and net unrealized gains on marketable securities of $0.8 million. For the six month period then ended, the Company reported comprehensive income of $6.2 million, which consisted of net income of $4.9 million and net unrealized gains on marketable securities of $1.3 million.

During the same periods last fiscal year, the Company reported comprehensive income of $2.8 million and $5.0 million, respectively. Comprehensive income during these periods consisted of net income of $2.7 million and $4.5 million, respectively, and net unrealized gains on marketable securities of $0.1 million and $0.5 million, respectively.

7.  TREASURY STOCK

During the quarter ended October 1, 2000, an aggregate of 20,000 shares of treasury stock were reissued pursuant to the exercise of incentive stock options held by one of the officers of the Company. During the same period, the Company repurchased an aggregate of 15,000 shares of its Common Stock, for a consideration of $0.1 million, bringing the number of shares held as treasury stock to 2,249,553.

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

Revenue - The Company's second quarter revenue of $28.7 million reflects a decrease of $4.4 million (13%) from last year's level of $33.1 million. During the quarter, the Company's revenue from commercial and government repair and overhaul activities decreased $3.9 million, while revenues from new construction activities decreased $0.5 million from the prior fiscal year. This decrease is primarily attributable to planned breaks in government repair and overhaul availability schedules.

Revenue for the six month period ending October 1, 2000 was $62.1 million, which reflects a decrease of $0.8 million (1%) from last year's level of $62.9 million. During the first six months of fiscal year 2001, the Company's revenue from commercial and government repair and overhaul activities increased $2.0 million, while revenues from new construction activities decreased $2.8 million from the comparable prior year period.

Cost of Revenue - Cost of revenue during the second quarter of fiscal year 2001 was $19.1 million, or 67% of revenue. Cost of revenue during the second quarter of fiscal year 2000 was $25.2 million, or 76% of revenue. Cost of revenue as a percentage of total revenue during the second quarter of fiscal year 2001 reflects improved margins on commercial and government repair and overhaul activities. The higher cost of revenue percentage reported during the second quarter of fiscal year 2000 reflects the lower margins experienced in completing the Power Barge contract, as well as the Company's inability to recognize revenue on un-negotiated change orders.

Cost of revenue during the first six months of fiscal year 2001 was $42.4 million, or 68% of revenue. Cost of revenue during the first six months of fiscal year 2000 was $47.2 million, or 75% of revenue. This reduction also reflects the improved margins on repair and overhaul activities and lower margins experienced last fiscal year in completing the Power Barge contract.

Administrative and manufacturing overhead expense - Overhead costs for administrative and manufacturing activities were $7.3 million, or 26% of revenue, for the second quarter of fiscal year 2001 and $6.7 million, or 20% of revenue, for the second quarter of fiscal 2000. The increase in administrative and manufacturing overhead expense of $0.6 million (9%) during the second quarter was primarily attributable to the timing of planned maintenance projects and environmental related legal expenses, which have caused administrative and manufacturing overhead expenses to be a higher percentage of revenue.

Administrative and manufacturing overhead costs for the first six months of fiscal year 2001 were $15.1 million, or 24% of revenue. During the same period last fiscal year, administrative and manufacturing overhead costs were $14.2 million, or 23% of revenue. The increase in administrative and manufacturing overhead expense of $0.9 million (6%) was primarily attributable to the timing of planned maintenance projects and environmental related legal expenses during the second quarter, which resulted in higher administrative and manufacturing overhead expenses as a percentage of revenue. The Company believes that during the second half of fiscal year 2001, lower planned spending levels should help mitigate administrative and manufacturing overhead increases experienced during the first half of the fiscal year.

Contract reserve activity - During the second quarter of fiscal year 2001 the Company utilized $62,000 of previously recorded contract and warranty loss reserves associated with the Power Barge contract. During the second quarter of fiscal year 2000, the Company utilized $0.8 million in previously recorded Jumbo Mark II and Power Barge contract and warranty loss reserves.

During the first six months of fiscal year 2001 the Company utilized $0.1 million of previously recorded contract and warranty loss reserves associated with the Power Barge contracts. During the first six months of fiscal year 2000, the Company utilized $1.8 million in previously recorded contract and warranty loss reserves associated with both the Jumbo Mark II and Power Barge contracts.

Investment and other income - Investment and other income for the second quarter of fiscal year 2001 was $1.0 million. During the first six months of fiscal year 2001 the Company recorded $1.4 million in investment and other income. Investment and other income for fiscal year 2000 second quarter and for the first six months were $0.7 million and $1.1 million, respectively.

Gain on sale of available-for-sale security - During the second quarter and first six months of fiscal year 2001, the Company reported a loss from the sale of an available-for-sale security of $4,000. During the second quarter and first six months of fiscal year 2000, the Company reported a gain from the sale of an available-for-sale security of $0 and $0.1 million, respectively.

Income taxes - The Company recognized $0.6 million in income tax expense during the quarter ended October 1, 2000, after applying available business tax credits. During the first six month period then ended, the Company recognized $1.2 million in income tax expense. During the same periods last fiscal year, the Company recognized $40,000 and $80,000, respectively.

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

Working Capital
Working capital for the period ending October 1, 2000 was $68.4 million, which represents an increase of $4.9 million (8%) from the working capital reported at the end of fiscal year 2000.

Unbilled Receivables
As of October 1, 2000 unbilled items on completed contracts totaled $1.4 million compared with $1.0 million at the end of the second quarter of fiscal year 2000 and $1.2 million at the beginning of fiscal year 2001.

Capital Resources
Capital expenditures for the second quarter of fiscal 2001 were $1.0 million compared to $0.2 million in the second quarter of fiscal year 2000. Capital expenditures for the first six months of fiscal year 2001 were $1.1 million compared to $0.3 million during the first six months of fiscal year 2000.

The increase in capital expenditures during the second quarter and first six months of fiscal year 2001 when compared to fiscal year 2000 is due to fluctuations in timing of projects. Fiscal year 2001 capital expenditures are expected to increase moderately over fiscal year 2000 expenditure levels, which were approximately $1.6 million.

Stock Repurchase
During the quarter and six month period ended October 1, 2000, the Company repurchased 15,000 shares of its Common Stock. During the second quarter of fiscal year 2000, the Company repurchased an aggregate of 278,700 shares of its Common Stock. During the first six months of fiscal year 2000, the Company repurchased 293,700 shares of its Common Stock. The number of shares held as treasury stock as of October 1, 2000, is 2,249,553.

RECENT ACCOUNTING PRONOUCEMENTS

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN
44), that clarifies guidance for certain issues related to the application of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The adoption of FIN 44 by the Company on October 1, 2000 had no impact on the Company's operating or financial position. The Company does not expect that FIN 44 will impact the way it accounts for its equity instruments in the future.

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

The Company's financial statements as of October 1, 2000 reflect aggregate reserves for environmental matters of $19.1 million. The Company is negotiating with its insurance carriers and certain prior landowners and operators for past and future remediation costs. The Company has recorded a non-current asset of $2.4 million to reflect a contractual arrangement with an insurance company to share costs for certain environmental matters. No assurance can be given that the Company's reserves are adequate to cover all potential environmental costs the Company could incur.

Actual costs to address environmental matters in which the Company is involved will depend on numerous factors, including the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, technological developments, and changes in environmental laws and regulations.

BACKLOG

At October 1, 2000 the Company's firm shipyard backlog consists of approximately $20 million of repair and overhaul work. The Company's repair and overhaul work generally is of short duration with little advance notice. The Company's backlog at October 3, 1999 was approximately $54 million. Backlog at October 3, 1999 included $29 million for the renovation of the MV Yakima which had been awarded during the second quarter of fiscal year 2000.

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders (the "Meeting") was held on September 11, 2000 in Seattle, Washington.

At the meeting the stockholders elected seven directors, each of whom will serve until the next Annual Meeting of Shareholders or until his respective successor shall have been elected and qualified or until his earlier resignation or removal. The Board of Directors elected at the Meeting and the votes cast in favor of their election (with the votes cast in favor of their election out of a total of 9,721,480 entitled to vote) are as follows: Brent
D. Baird (7,807,780); Steven A. Clifford (7,804,783); Patrick W.E. Hodgson (7,807,880); Joseph D. Lehrer (7,804,883); Philip N. Robinson (7,807,783);
John D. Weil (7,807,543); and Stephen G. Welch (7,807,377).

The shareholders ratified the appointment of Ernst & Young LLP as the Company's independent public accountants by a vote of 8,455,441 to 8,630 with 9,099 abstaining.

The shareholders approved the amendment to the Todd Incentive Stock Compensation Plan to authorize 500,000 additional shares of Todd Common Stock for plan use by a vote of 3,918,306 to 912,654 with 325,936 abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27 - Financial Data Schedule.

(b)  Reports on Form 8-K.

The Company has filed the following reports on Form 8-K during the second quarter of its fiscal year ended October 1, 2000:

Form 8-K dated July 31, 2000 submitting the press release issued by the Company regarding the Company's award of the Combatant Maintenance Team ("CMT") contract by the U.S. Navy.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TODD SHIPYARDS CORPORATION
Registrant


By:_______________________________
   Scott H. Wiscomb
   Chief Financial Officer and Treasurer
   October 31, 2000