Form 10-Q
period 2001-01-30
TODD SHIPYARDS CORP
filed 2001-01-30
CIK 98537

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


   [X]      Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 2000


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

There were 9,362,680 shares of the corporation's $.01 par value common stock outstanding at December 31, 2000.

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

ITEM 1.  FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(in thousands of dollars, except per share data)

	                                    Quarter Ended      Nine Months Ended
                                  12/31/00  01/02/00  12/31/00  01/02/00

Revenues                           $24,489  $24,853    $86,571  $87,736
Operating expenses:
 Cost of revenue                    18,073   17,517     60,497   64,671
 Administrative and
  manufacturing overhead
  expense                            6,899    5,707     21,985   19,895
 Contract reserve                        -     (192)      (109)  (1,970)
Total operating expenses            24,972   23,032     82,373   82,596

Operating income (loss)               (483)   1,821      4,198    5,140

Investment and other income            932      695      2,377    1,805

Gain on sale of available-for-
 sale securities                     1,324        -      1,320      126

Income before income tax
 expense (benefit)                   1,773    2,516      7,895    7,071

Income tax expense (benefit)          (647)      10        553       90

Net income                          $2,420  $ 2,506   $  7,342   $6,981

Net income per Common Share:
Basic                               $ 0.25  $  0.26   $   0.76   $ 0.71
Diluted                             $ 0.25  $  0.26   $   0.75   $ 0.71

Weighted average shares outstanding:
 (thousands)
Basic                                9,573    9,701      9,662    9,782
Diluted                              9,649    9,811      9,747    9,875

Retained earnings at
 beginning of period               $55,640  $47,061    $50,718  $42,586
Net income for the period            2,420    2,506      7,342    6,981
Retained earnings at
 end of period                     $58,060  $49,567    $58,060  $49,567



The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2000 and April 2, 2000
(in thousands of dollars)
                                                   12/31/00  04/02/00
ASSETS:                                           (Unaudited)(Audited)
Cash and cash equivalents                          $  6,735  $  5,513
Securities available for sale                        51,215    47,105
Accounts receivable, less allowance for
 losses of $100 at December 31, 2000
 and April 2, 2000:
  U.S. Government                                     7,190     8,149
  Other                                               4,683     4,850
Costs and estimated profits in excess
 of billings on incomplete contracts                  6,975    12,536
Inventory                                             1,453     1,853
Other current assets                                    620       625
Total current assets                                 78,871    80,631

Property, plant and equipment, net                   17,500    17,356

Restricted cash                                       2,543     2,543
Deferred pension asset                               29,394    27,482
Other long term assets                                4,089     4,135
Total assets                                       $132,397  $132,147

LIABILITIES:
Accounts payable and accruals                      $  3,882  $  7,227
Accrued payroll and related liabilities               4,810     4,852
Accrual for loss on contract                              -       109
Billings in excess of costs and estimated
 profits on incomplete contracts                      1,725     1,840
Taxes other than income taxes                           647     1,319
Income taxes payable                                    878     1,730
Total current liabilities                            11,942    17,077

Environmental and other reserves                     18,871    19,303
Accrued post retirement health benefits              19,132    19,582
Total liabilities                                    49,945    55,962

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value - authorized
 19,500,000 shares, issued 11,956,033 shares
 at December 31, 2000 and April 2, 2000,
 and outstanding 9,362,680 at December 31, 2000
 and 9,701,480 at April 2, 2000                         120       120
Additional paid-in capital                           38,166    38,145
Retained earnings                                    58,060    50,718
Accumulated other comprehensive income (loss)            41    (1,291)
Treasury stock                                      (13,526)  (11,114)
Notes receivable from officers for common stock        (409)     (393)
Total stockholders' equity                           82,452    76,185
Total liabilities and stockholders' equity         $132,397  $132,147


The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Month Periods Ended December 31, 2000 and January 2, 2000
(in thousands of dollars)
                                                       Period Ended
                                                  12/31/00    01/02/00
OPERATING ACTIVITIES:
Net income                                       $  7,342    $  6,981
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Depreciation                                      2,337       2,078
  Environmental reserves                             (432)       (790)
  Deferred pension asset                           (1,912)     (1,913)
  Post retirement health benefits                    (450)       (450)
Decrease (increase) in operating assets:
  Costs and estimated profits in excess of
   billings on incomplete contracts                 5,561      (6,870)
  Inventory                                           400         223
  Accounts receivable                               1,126      25,210
  Other (net)                                          51         787
(Decrease) increase in operating liabilities:
  Accounts payable and accruals                    (3,345)     (1,041)
  Contract reserves                                  (109)     (1,970)
  Accrued payroll and related liabilities             (42)        114
  Billings in excess of costs and estimated
   profits on incomplete contracts                   (115)     (3,144)
  Income taxes payable                               (852)     (2,382)
  Other (net)                                        (672)       (724)
Net cash provided by operating activities           8,888      16,109

INVESTING ACTIVITIES:
Purchases of marketable securities                (16,575)    (27,973)
Sales of marketable securities                      3,850       4,249
Maturities of marketable securities                10,000       2,300
Capital expenditures                               (2,481)       (848)
Other                                                 (69)       (191)
Net cash used in investing activities              (5,275)    (22,463)

FINANCING ACTIVITIES:
Restricted cash                                         -       2,705
Purchase of treasury stock                         (2,511)     (1,916)
Proceeds from exercise of stock options               120           -
Net cash provided by (used in)
 financing activities                              (2,391)        789

Net increase (decrease) in cash and cash
 equivalents                                        1,222      (5,565)
Cash and cash equivalents at beginning of period    5,513      12,332
Cash and cash equivalents at end of period          6,735       6,767

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                               -          33
 Income taxes                                       1,400       2,472

Noncash investing and financing activities:
 Reissue of treasury stock in exchange for
  notes receivable                               $      -     $   383


The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Todd Shipyards Corporation (the "Company") filed its Consolidated Financial Statements for the fiscal year ended April 2, 2000 with the Securities and Exchange Commission on Form 10-K. That report should be read in connection with this Form 10-Q.

1.  BASIS OF PRESENTATION

The Company's policy is to end its fiscal year on the Sunday nearest March 31. In accordance with this policy, the Company's fiscal year 2000 ended on April 2, 2000, and included 53 weeks. Accordingly, the Company's nine month period ended January 2, 2000 included 40 weeks, while the comparable period ended December 31, 2000 included 39 weeks.

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

In July 1999, the Financial Accounting Standards Board (FASB) announced the delay of the effective date of Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133), to the first quarter of 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting under SFAS 133. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

3.  CONTRACTS

Combatant Maintenance Team ("CMT") Contract
During the first quarter of fiscal year 2001, the Company was awarded, by the Department of the Navy on a sole source basis, a five year, cost-type contract for the repair and maintenance of six surface combatant class vessels (frigates and destroyers) stationed in the Puget Sound area. The Navy has not released a notional value of the maintenance work, though the Company believes that if all options are exercised, the value may be approximately $60 to $75 million over the five year period. Work on this contract, which will be performed primarily in the Company's Seattle shipyard, began late in the Company's first quarter.

Auxiliary Oiler Explosive ("AOE") Contract
In May 1996, the Company was awarded a cost-type contract for phased maintenance repairs to four Navy AOE class supply ships during a five year availability schedule. The contract, which has been performed primarily at the Company's Seattle shipyard, had an original, notional value of $79 million.

Planned Incremental Availability ("PIA")
In January 1999, the Department of the Navy awarded the Company a five year cost-type contract for phased maintenance on three CVN class aircraft carriers. The notional value for this five year contract is approximately $100 million. Work on this contract is currently being performed at the Puget Sound Naval Shipyard, located in Bremerton, Washington.

Preservation Contract
During the second quarter of fiscal year 2000, the Company was awarded a $29 million overhaul contract to renovate the Washington State Ferry, MV Yakima. Work on this project commenced during the third quarter of fiscal year 2000 and called for the replacement or renovation of the majority of the vessel's interior structures, including the replacement of steel plating, passenger area furniture, galley, fixtures, windows, and the removal of hazardous materials.

On January 8, 2001, the Company successfully completed and delivered the vessel to the Washington State Ferry System ahead of the contractually scheduled delivery date. The Company earned financial incentives for the early delivery of the vessel and these incentives have been recognized in its current contract revenue.

Power Barge Contract
In the second quarter of fiscal year 1999, the Company commenced work on a power barge under a new construction contract with an estimated price of approximately $20.0 million. During the first quarter of fiscal year 2000, the Power Barge was delivered to its owner. To maintain production schedule deadlines and perform customer directed change orders, the Company experienced significant contract cost growth in both labor hours and material. However, agreement was not reached between the Company and the owner regarding the potential increase in the contract price, if any, to compensate for all of these changes.

Subsequent to delivery, the Company and the vessel owner have negotiated several change orders. However since agreement could not be reached on the remaining un-negotiated change orders, in accordance with the terms of the contract, the Company and the vessel owner are settling the remaining change orders through a formal arbitration process. Formal arbitration hearings, which began during the fourth quarter of fiscal year 2000, concluded during the second quarter of fiscal year 2001.

During the period ending December 31, 2000, both parties submitted final written arguments to the arbitration board. With the submission of these final arguments, the Company anticipates a ruling sometime during the fourth quarter of its fiscal year 2001. As previously reported, the Company's claim excluding legal fees is approximately $3.8 million.

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

4.  INCOME TAXES

During the quarter ended December 31, 2000, the Company recognized an income tax benefit of $0.6 million, which resulted from the Company's reevaluation of its anticipated overall tax rate for this year and use of available business tax credits and other qualifying deductions. The effect of the change in the estimated annual effective tax rate was to decrease income tax expense and increase net income for the quarter ended December 31, 2000 by approximately $0.8 million due to the decrease in the estimated annual effective tax rate. The effect of the change in this estimate increased diluted earnings per share by $0.08 for the quarter ended December 31, 2000.

During the first nine months of fiscal year 2001, the Company has recognized $0.6 million in income tax expense. During the same periods last fiscal year, the Company recognized $10,000 and $90,000 in income tax expense, respectively.

5.  ENVIRONMENTAL MATTERS

As discussed in the Company's Form 10-K for the fiscal year ended April 2, 2000, the Company faces significant potential liabilities in connection with the alleged presence of hazardous waste materials at certain of its closed shipyards, at its Seattle shipyard and at several sites used by the Company for disposal of alleged hazardous waste. The Company has also been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances at Company facilities.

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

Reserves
The Company's financial statements as of December 31, 2000 reflect aggregate reserves for environmental matters of $18.9 million, of which $15.8 million
relate to the Harbor Island Site.   Subsequent to the quarter ending December
31, 2000, the Company entered into a contractual arrangement with an insurance company that will provide certain coverages for the remediation of its Harbor Island Superfund Site (see Financial Footnote 8, "Subsequent Event").

No assurance can be given that the Company's non-Harbor Island reserves are adequate to cover all other potential environmental costs the Company could incur. The Company is negotiating with its insurance carriers and certain prior landowners and operators for past and future remediation costs. The Company has recorded a non-current asset of $2.4 million to reflect a contractual arrangement with an insurance company to share costs for certain environmental matters.

6.  COMPREHENSIVE INCOME

Comprehensive income was $2.5 million for the quarter ended December 31, 2000, which consisted of net income of $2.4 million and net unrealized gains on marketable securities of $48,000. For the nine month period then ended, the Company reported comprehensive income of $8.6 million, which consisted of net income of $7.3 million and net unrealized gains on marketable securities of $1.3 million.

During the same periods last fiscal year, the Company reported comprehensive income of $1.7 million and $6.8 million, respectively. Comprehensive income during these periods consisted of net income of $2.5 million and $7.0 million, respectively, and net unrealized losses on marketable securities of $0.8 million and $0.2 million, respectively.

7.  TREASURY STOCK

During the quarter ended December 31, 2000, the Company under a stock repurchase plan approved by the Company's Board of Directors in April 2000, repurchased an aggregate of 343,800 shares of its Common Stock, at an average price per share of $6.96. The shares were repurchased at per share prices ranging from $6.56 to $7.63, for a total consideration of $2.4 million, bringing the number of shares held as treasury stock at December 31, 2000 to 2,593,353.

8.  SUBSEQUENT EVENT

On January 12, 2001, the Company entered into a 30-year agreement with an insurance company that will provide the Company with broad-based insurance coverage for the remediation of the Company's operable units at the Harbor Island Superfund Site.

The agreement will provide coverage for the known liabilities in an amount equal to and exceeding the Company's current booked reserves of approximately $15.8 million. Additionally, the Company has entered intounto duly authorized.

TODD SHIPYARDS CORPORATION
Registrant


By: _______________________________
    Scott H. Wiscomb
    Chief Financial Officer and Treasurer
    January 30, 2001

3