Form 10-K
TODD SHIPYARDS CORP
filed 2001-06-18
CIK 98537

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                            FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the fiscal year ended April 1, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $52 million as of June 14, 2001.

There were 9,362,680 shares of the corporation's $.01 par value common stock outstanding at June 14, 2001.

                   Documents Incorporated by Reference

Portions of the Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held September 10, 2001 are incorporated by reference into Part III.

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

PART I

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Statements contained in this Report, which are not historical facts or information, are "forward-looking statements." Words such as "believe," "expect," "intend," "will," "should," and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome to be materially different than stated. Such risks and uncertainties include both general economic risks and uncertainties and matters, which relate directly to the Company's operations and properties and are discussed in Items 1, 3 and 7 below. The Company cautions that any forward-looking statement reflects only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove to be inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

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

To offset the downturn in long-term Government contract opportunities, the Company entered into a major new construction project beginning in fiscal year 1995. During that year the Company contracted with the Washington State Ferry System ("Ferry System") to built three Jumbo Mark II Class ferries. This contract represented the Company's first new construction effort in 10 years. The $205.5 million contract was considered a technical success, however the financial results were less than expected as the Company reached a mediated settlement with the Ferry System relating to unsettled engineering and production changes during the first quarter of fiscal year 2000. The results of that settlement were reflected in the Company's 1999 fiscal year end results.

As the Company neared completion of the Mark II Ferry project, it began a second new construction project with the construction of a floating electrical power plant (the "Margarita II"). Similar to the Jumbo Mark II contract, the Company delivered the vessel to its owner with numerous unsettled engineering and production change orders. Shortly after completion, the Company and the vessel owner entered into an arbitration process with a third party arbitrator in an attempt to resolve the unsettled change orders.

The arbitration proceedings were completed during the fiscal year 2001. Subsequent to the end of fiscal year 2001, the Company was notified of the arbitration award in its favor and the results of this settlement are reflected in the Company's fiscal year 2001 results.

With the completion of the Jumbo Mark II and Margarita II contracts in fiscal years 1999 and 2000, respectively, the Company has shifted its main business focus to repair, maintenance and conversion business opportunities. This strategy has resulted in the award of two major five year cost-type contracts for continuous maintenance work on three Navy aircraft carriers and six surface combatant class vessels stationed in the Puget Sound area.

The work performed on the Navy aircraft carriers is referred to as the Planned Incremental Availability ("PIA") contract and has a notional value of approximately $100 million. Work on this contract began during the first quarter of fiscal year 2000. The work performed on the Navy surface combatant vessels is referred to as the Combatant Maintenance Team ("CMT") contract and has a notional value between $60 to $75 million. Work on this contract began in the second quarter of fiscal year 2001.

In addition to these two long-term multi-ship contracts, the Navy announced during the fourth quarter of the Company's fiscal year 2001 its intention to renew the existing Auxiliary Oiler Explosive ("AOE") contract with the Company on a sole source basis for an additional six years. This will represent the fourth consecutive, multi-year contract that the Company has been awarded by the Navy on the AOE class vessels. The three previous contracts, which were each five years in duration, were all awarded on a competitive basis. This cost type contract provides for phased maintenance repairs to four Navy AOE class supply ships stationed in the Puget Sound area.

Subsequent to the end of fiscal year 2001, the Company completed negotiations with the Navy and was awarded a renewal contract on June 15, 2001. The notional value of this contract is expected to be approximately $180 million over a six-year period if all options are exercised.

In addition to the above mentioned contracts, the Company engages in commercial repair, overhaul and conversion work on other Navy vessels, U.S. Coast Guard vessels, ferries, container vessels, tankers, fishing vessels, cruise ships, barges, and tug supply vessels.

Management believes that the Company is well positioned to continue performing a substantial amount of the maintenance and repair work on commercial and Federal Government vessels engaged in various seagoing trade activities in the Pacific Northwest. This position should enable the Company to successfully pursue repair, maintenance, and conversion work for other vessel fleets operating on Puget Sound (near Seattle) and the Pacific Coast. These fleets include the U.S. Navy, the U.S. Coast Guard, the Washington State Ferry System, the Alaska Marine Highway System, other government owned vessels, passenger cruise ships, American-flagged cargo carriers, fishing fleets, tankers, and tug and barge operators. While the Company may selectively pursue new construction opportunities in the future, its primary focus will be on repair, maintenance and conversion activities.

OPERATIONS OVERVIEW

Repair and Overhaul Operations
The Company's repair and overhaul work ranges from relatively minor repair to major overhauls and often involves the dry-docking of the vessel under repair. During the past decade, repair and overhaul business opportunities available to domestic, private-sector shipyards, have been impacted by the downsizing and relocation of the active Navy fleet. The impact has had both positive and negative effects on domestic shipyards depending on their proximity to the affected Navy fleet operations. Also affecting private shipyards is the impact of stationing vessels at Navy home ports, the availability and scheduling of maintenance and overhauls, the location of marine accidents and conditions within the maritime industry as a whole.

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

Government ship repair and overhaul work is usually awarded on a fixed price basis through a formal bidding process. The Company also performs repair and overhaul work for the Navy under cost-type contracts. These contracts provide for reimbursement of costs, to the extent allocable and allowable under applicable regulations, and payment of an incentive or award fee based on the Company's performance with respect to certain pre-established criteria. The Government regulates the methods by which overhead costs are allocated to Government contracts. The Company's commercial and Government repair and overhaul contracts contain customer payment terms that are determined by mutual agreement. Typically, the Company is periodically reimbursed through progress payments based on the achievement of certain agreed to benchmarks less a specified level of retention. Some vessel owners contracting for repair, maintenance, or conversion work also require some form and amount of performance and payment bonding, particularly state agencies.

Construction Operations
The Company completed production work on its last new construction project during the first quarter of fiscal year 2000, with the delivery of the Margarita II, a 70 mega-watt floating electrical power plant. The Margarita II contract officially ended during the second quarter of fiscal year 2001 with the completion of the warranty period.

Since the delivery of the Margarita II, the Company has been involved in an arbitration proceeding with the vessel owner over the value of un-negotiated change orders that were issued during the construction phase of the contract. Subsequent to end of fiscal year 2001 the Company received an arbitration award in the amount of $1.9 million. In addition, the Company was also awarded interest and reimbursement of certain expenses. The Company recognized the award in fiscal year 2001.

Distribution of Work
The approximate distribution of the Company's Shipyard revenues for each of the last three fiscal years are summarized as follows:

                                  2001   2000   1999
Federal Government                 64%    72%    30%
Commercial                         36%    28%    70%
Total                             100%   100%   100%

The decrease in the percentage of Federal Government work in fiscal year 2001 when compared to fiscal year 2000 levels is due primarily to planned scheduling breaks in government cost-type overhaul and maintenance activities. In addition, the Company worked on the renovation of the MV Yakima throughout the majority of the fiscal year 2001. The $29 million renovation of the MV Yakima for the Washington State Ferry System contributed significantly to the increase in the percentage of commercial work in fiscal year 2001 when compared to fiscal year 2000. Work on the MV Yakima, which began in fiscal year 2000, was completed in the fourth quarter of fiscal year 2001.

The distribution of the Company's revenues in fiscal year 2000 were significantly influenced by the increased volume of cost-type Government repair and maintenance work over fiscal year 1999 levels. It was also impacted by the completion of the Margarita II, a commercial new construction project, during the first quarter of fiscal year 2000 and the absence of Mark II Ferry revenue, a commercial new construction project, which completed production related work in fiscal year 1999.

During fiscal year 1999, the Mark II Ferry program represented 39% of Company revenues. Mark II Ferry revenue for fiscal year 1999 was significantly influenced by the $24.7 million in additional revenues recorded as a result of the Mark II Ferry project settlement. The Mark II Ferry project had a significant impact both on the volume and nature of the business being conducted in fiscal year 1999, and to the relative contribution from federal government and commercial customers.

Future Operations
The Company plans to actively pursue Government and commercial repair, maintenance and conversion opportunities. International construction and repair opportunities are limited because shipbuilders in foreign countries are often subsidized by their governments and in some cases enjoy significantly lower labor costs. These subsidies allow foreign shipyards to enter into production contracts at prices below their actual production costs. Competition for domestic construction and repair opportunities will continue to be intense as certain of the Company's larger competitors have more modern facilities, lower labor cost structures, or access to greater financial resources. The Company intends to capitalize on the advantages of its geographic location, the skills of its experienced workforce and production efficiencies developed over the past several years as it competes for repair, maintenance and conversion opportunities.

Employees
The number of persons employed by the Company varies considerably from time to time depending primarily on the level of Shipyard activity. Employment averaged approximately 800 during fiscal year 2001 and totaled approximately 500 employees on April 1, 2001.

During fiscal year 2001 an average of approximately 700 of the Company's Shipyard employees were covered by a union contract that became effective during the third quarter of fiscal year 2000. At April 1, 2001 approximately 400 Company employees were covered under this contract.

Todd Pacific Shipyards and the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards) continue to operate under a collective bargaining agreement ratified in fiscal year 2000. That contract will expire July 31, 2002. Management considers its relations with the various unions to be stable.

Availability of Materials
The principal materials used by the Company in its Shipyard are steel and aluminum plate and shapes, pipe and fittings, paint and electrical cable and fittings. Management believes that each of these items can presently be obtained in the domestic market from a number of different suppliers. In addition, the Company maintains a small on-site inventory of those items that is deemed sufficient for emergency ship repairs.

Competition
Competition in the domestic ship repair and overhaul industry is intense. The Company competes for commercial and Government work with a number of other shipyards, some of which have more advantageous cost structures. The Company's competitors for overhaul/conversion and repair work include non-union shipyards, shipyards with excess capacity and foreign government subsidized facilities. Although not a market with which the Company has continued interest, the Company's competitors for new construction work include shipyards on the Gulf Coast and East Coast with lower wage structures, substantial financial resources or significant recent investments in productivity enhancing facilities. The reduced size of the Government's active duty fleet has resulted in a significant decline in the total amount of Government business available to private sector shipyards, creating excess shipyard capacity and acute price competition.

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

The Company has an accrued liability of $19.9 million as of April 1, 2001 for environmental matters. As assessments of environmental matters and remediation activities progress, these liabilities are reviewed periodically and adjusted to reflect additional technical, engineering and legal information that becomes available. The Company's estimate of its environmental liabilities is affected by several uncertainties such as, but not limited to, the method and extent of remediation of contaminated sites, the percentage of material attributable to the Company at the sites relative to that attributable to other parties, and the financial capabilities of the other Potentially Responsible Parties ("PRP") at most sites. The Company's estimate of its environmental liabilities is also affected as additional information becomes known regarding alleged damages from past exposure to asbestos at Company facilities. The Company is covered under its various insurance policies for some, but not all, potential environmental liabilities. As of April 1, 2001, the Company has recorded environmental insurance receivables of $18.3 million, which mitigate a major portion of its accrued environmental liability. See Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 11 of the Notes to Consolidated Financial Statements for further information regarding the Company's environmental matters.

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

Backlog
At April 1, 2001 the Company's backlog consists of approximately $30 million of repair, maintenance, and conversion work. This compares with backlogs of $37 million and $46 million at April 2, 2000 and March 28, 1999 respectively. The Company's current backlog is primarily attributable to firm repair, maintenance and conversion work scheduled for completion during fiscal year 2002.

Since work under the Company's three Navy phased maintenance contracts is at the option of the Navy, the Company cannot provide assurance as to the timing or level of work that may be performed under these contracts. Therefore, projected revenues from these contracts are not included in the Company's backlog until contract options are awarded.

INVESTMENTS AND ACQUISITIONS
The Company has from time to time pursued opportunities to diversify its business, in areas such as metal fabrication, marine transportation, other marine industries and businesses unrelated to the Shipyard.

The Company continues to evaluate suitable investment opportunities, which it believes will appropriately utilize the Company's resources. During fiscal year 2001 the Company did not make any direct investments in other businesses, either related or unrelated to ship repair and overhaul activities.

ITEM 2. PROPERTIES

During the Company's fourth quarter, the Puget Sound region experienced the effects of a moderate earthquake. The Company sustained damage to its physical plant that required certain emergency repairs to be made. Additional earthquake repairs, of a non-emergency nature will be required to be made during fiscal year 2002. The Company is continuing to evaluate its alternatives and plans for repairing this damage, as well as potential recoveries under its insurance coverage (see Note 11 of the Notes to the Consolidated Financial Statement in Item 8). The Company does not anticipate that these repairs will have a material effect on its financial condition or results of operation.

The Company is required to maintain Navy certification on its drydocks and cranes in order to qualify its facilities to bid on and perform work under certain Navy and United States Coast Guard ("Coast Guard") contracts. Damage caused by the earthquake resulted in the Navy temporarily suspending its certifications of the Company's three drydocks.

After completing certain repairs, the Company's certification on drydock YFD-70 was reinstated prior to the end of fiscal year 2001. The Company's certification on the Emerald Sea drydock was reinstated subsequent to the end of fiscal year 2001. Drydock YFD-54, is not currently certified, however, the Company plans to complete repairs and obtain reinstatement during the second quarter of fiscal year 2002. The current de-certification of drydock YFD-54 is not expected to impact current drydock schedules or shipyard operations.

In addition, damage caused by the earthquake resulted in the Company making certain repairs to various cranes. Repairs to all cranes that are critical to shipyard operations were made prior to the end of fiscal year 2001 and the Company obtained re-certification on these cranes.

The design capacities of the Company's three drydocks, all of which are located at the Shipyard, are as follows:

              Year       Type       Max.Design           Date of Lease
Name         Built   Owned Leased   Capacity(in tons)      Expiration
Emerald Sea  1970    Steel               40,000                  -
YFD-70       1945           Steel        17,500               4/15/06
YFD-54       1943           Wood          5,700               9/30/05

During fiscal year 2001, the Company extended the leases on each of its leased drydocks for a period of five years. Under terms of the expiring leases, the Company was required to make annual lease payments, as well as perform a minimum amount of annual maintenance on each dock.

The new lease terms on drydock YFD-70 contain a nominal annual lease payment and an increase in the minimum amount of annual maintenance that the Company must perform. The new lease also includes minimum levels of maintenance that the Company must perform during the life of the lease. The new lease terms on drydock YFD-54 call for a continuation of both an annual lease payment and a certain minimum amount of annual maintenance to be performed by the Company.

The Company has included the nominal lease payment and the amortized maintenance cost that must be performed over the life of the lease on drydock YFD-70, as well as the annual lease payments that must be made on drydock YFD-54 in Note 8 of the Notes to the Consolidated Financial Statements in Item 8.

The Company's current Navy certifications are less than the maximum design capacity, however they are sufficient to allow the Company to perform work on all non-nuclear Navy vessels homeported in Puget Sound, as well as all Coast Guard vessels.

The Company believes that its owned and leased properties at the Shipyard are in reasonable operating condition given their age and usage, although, from time to time, the Company has been required to incur substantial expenditures to ensure the continuing serviceability of its owned and leased machinery and equipment.

During the fourth quarter of fiscal year 2001, the Company determined that such serviceability repairs would be required on the Emerald Sea to maintain Navy certification on a long-term basis. Certain repairs began subsequent to the end of fiscal year 2001 and will continue into fiscal year 2002. The Company is currently evaluating several factors, including but not limited to, alternative repair scenarios and management's plans for future operations to develop a more comprehensive, multi-year refurbishment plan that will allow the Company to maintain certification into the future. This multi-year plan may include increased annual maintenance costs and/or increased capital expenditures. Although the ultimate course of action cannot be predicted, based on current information management believes that fiscal year 2002 maintenance costs for existing dry dock facilities will increase over fiscal year 2001.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. Fines and penalties may be imposed for non-compliance with these laws. Such laws and regulations may expose the Company to liability for acts of the Company, which are or were in compliance with all applicable laws at the time such acts were performed. The Company faces potential liabilities in connection with the alleged presence of hazardous waste materials at its Seattle shipyard and at several sites used by the Company for disposal of alleged hazardous waste.
The Company is identified as a PRP by the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA," commonly known as the "Superfund") in connection with matters pending at three Superfund sites. Additionally, the Company has been named as a PRP in three Superfund cases and has received information requests in two Superfund cases where the Company has asserted that its liability was discharged when it emerged from bankruptcy in 1990.
Generally these environmental claims relate to sites used by the Company for disposal of alleged hazardous waste. The matters relating to the Harbor Island site, where the Company's Shipyard is located, are discussed below. Reference is made to Note 10 of the Notes to the Consolidated Financial Statements in Item 8 below for information with respect to all pending suits, claims and proceedings, including four as to which the Company believes it has no or only nominal liability.
Harbor Island Site
The Company and several other parties have been named as PRPs by the EPA pursuant to CERCLA in connection with the documented release or threatened release of hazardous substances, pollutants and contaminants at the Harbor Island Superfund Site, (the "Harbor Island Site"). Included in the Company's $19.9 million total reserve for environmental matters is a reserve of $15.8 million to address the Harbor Island Site.
Harbor Island Site Insurance
On January 12, 2001, the Company entered into a 30-year agreement with an insurance company that will provide the Company with broad-based insurance coverage for the remediation of all of the Company's operable units at the Harbor Island Superfund Site.
The agreement provides coverage for the known liabilities in an amount equal to and exceeding the Company's current booked reserves of approximately $15.8 million. Additionally, the Company has entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.
The Company funded this insurance premium from current cash reserves in two installments. The first payment was made in the Company's fourth quarter of fiscal year 2001. The second payment was made subsequent to the end of fiscal year 2001. The Company has recorded a non-current asset in the form of an insurance receivable as of April 1, 2001 in accordance with its environmental accounting policies. This transaction did not have a material effect on the Company's results of operations, nor did the transaction have a material effect on stockholders' equity.
Harbor Island Site History
To date, the EPA has separated the Harbor Island Site into three operable units that affect the Company: the Soil and Groundwater Unit (the "Soil Unit"), the Shipyard Sediments Operable Unit (the "SSOU") and the Sediments Operable Unit (the "SOU"). The Company, along with a number of other Harbor Island PRPs, received a Special Notice Letter from the EPA on May 4, 1994 pursuant to section 122 (e) of CERCLA. The Company entered into a Consent Decree for the Soil Unit in September 1994 under which the Company has agreed to remediate the designated contamination on its property. Removal of floating petroleum product from the water table began in October 1998 and is anticipated to continue through fiscal year 2003. The Company and the EPA are currently negotiating the extent and methodology of the soil remediation. The Company estimates remediation of the entire Soil Unit will take approximately 36 to 60 months from the clean-up start date.
During the third quarter of the fiscal year 1997, the EPA issued its Record of Decision ("ROD") for the SSOU. The ROD identifies four alternative solutions for the SSOU remediation and identifies the EPA's selected remedy. During the third quarter of fiscal year 2000, the EPA expanded the boundaries of the SSOU issuing their Phase 1B Data Report and resulting Explanation of Significant Differences outlining the changes to the ROD. The Company evaluated what it believed was the financial impact of the EPA's actions and increased its reserves to $13.6 million for the remedial effort. This reserve increase resulted in a $5.6 million charge against fiscal year 2000 earnings. During the fourth quarter of fiscal year 2000, the Company and the EPA entered into an Administrative Order on Consent for the development of the remedial design for the SSOU. The Management believes that the timing and cost of the SSOU clean up will remain significantly uncertain until a remedial design has been finalized with the EPA that identifies the scope of remediation and the method of sediment disposal.
During the Company's fiscal year 2000, several species of salmon in Washington State were designated under the Endangered Species Act. The potential impact the designation could have on the remedial efforts on the Harbor Island Superfund site is unknown at this time, although any related costs within aggregate policy limits will be covered by insurance purchased in January 2001.

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

The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities. The Company has approximately 381 cases involving 591 plaintiffs pending against it and other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers and equipment manufacturers, involving injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company and its insurers are vigorously defending these actions. Most of these cases have been filed since 1991 by heirs of retired employees or employees of subcontractors who allegedly worked at Company sites, and allege contact with asbestos for varying periods of time and allege that such exposure caused illness and/or death. The cases are generally filed with multiple claimants and multiple defendants and are generally insured matters. Suits of this nature generally seek amounts in excess of $100,000 on behalf of each claimant as against all defendants. Claims resolved to date have been settled for net amounts that are immaterial to the Company's financial condition and operating results. By their very nature, civil actions relating to toxic substances vary according to the cases' fact patterns, jurisdiction and other factors. Potential additional future expenses related to alleged damages from past exposure to toxic substances is not quantifiable due to uncertainties of the number of cases, the extent of alleged damages, the population of claimants and size of any awards and/or settlements. Accordingly, the Company cannot predict the eventual number of such cases or their eventual resolution and does not include in its reserve amounts for cases that may be filed in the future. The Company has included an estimate of its potential liability for known cases in its environmental reserves net of insurance recoveries.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2001.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

The Company's stock is listed on the New York Stock Exchange (the "NYSE"). The following table sets forth for the fiscal quarters indicated the high and low composite sales prices of the stock as reported by the NYSE.

Quarter Ended                               High        Low
June 27, 1999                               7.13       3.88
October 3, 1999                             7.38       6.25
January 2, 2000                             9.56       6.88
April 2, 2000                               8.56       7.00
July 2, 2000                                8.50       6.63
October 1, 2000                             8.31       7.06
December 31, 2000                           7.94       6.44
April 1, 2001                               8.00       6.38

On June 14, 2001 the high and low prices of the Company's common stock on the NYSE were $7.85 and $7.80, respectively.

At June 14, 2001 there were 1,857 holders of record of the outstanding shares of common stock. The Company has not paid cash dividends during the past two fiscal years and it does not presently anticipate the declaration of dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA  (In thousands of dollars, except per share data)

The following table summarizes certain selected consolidated financial data of the Company, which should be read in conjunction with the accompanying consolidated financial statements of the Company included in Item 8.

                    April 1,   April 2,  March 28,   March 29,   March 30,
                       2001       2000       1999        1998        1997

Revenue           116,545(1) $123,851   $106,189(4)  $109,537    $114,398
Income (loss)
 from operations   11,950(2)    5,610(3)  10,222        3,197(5)  (25,793)(7)
Net
 income(loss)      16,727       8,132     17,394        8,103(6)  (21,253)

Per share of
 common stock
Income (loss)
 Basic EPS           1.74        0.83       1.76         0.82       (2.14)
 Diluted EPS         1.73        0.82       1.75         0.82       (2.14)

Financial position:
Working capital    60,873      65,339     55,009       44,400      33,245
Fixed assets       17,358      17,356     19,026       21,565      24,477
Total assets      157,106     132,147    129,456      116,873     115,789

Stockholders'
 equity            93,081      76,185     71,088       56,813      47,940

(1) As discussed in greater detail in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the
     Company's 2001 revenues were impacted favorably by an agreement reached with the U.S. Navy to share in certain environmental insurance costs. Under terms of the agreement, the Company was able to invoice and record revenue of $3.9 million during the fourth quarter. In addition, the Company received a favorable arbitration award on the Margarita II, a floating electrical power plant that was completed in fiscal year 2000. The award allowed the Company to recognize $1.9 million of revenue in the fourth quarter of fiscal year 2001.

(2) During fiscal year 2001, the Company recorded a net environmental insurance settlement of $2.1 million, which was partially offset by a $1.5 million environmental reserve charge, resulting in an increase to income from operations of $0.6 million.

(3) During fiscal year 2000, the Company recorded an additional $5.6 million operating charge for environmental reserves. This charge was partially offset by a $0.9 million environmental insurance settlement the Company reached with one of its insurance carriers.

(4) The Company's 1999 revenues included $23.5 million arising from an increase in the contract price relating to the construction of three Jumbo Mark II Ferries, and an additional $1.2 million in revenue associated with tasks completed under the original contract that it had not been able to recognize previously. A substantial portion of these contract losses were recognized during the fiscal year 1997.

(5) During fiscal year 1998, the Company reached agreement with an insurance company regarding that carrier's obligations for property damage occurring in previous fiscal years. This settlement contributed $6.1 million to operating income. This settlement was offset partially by an additional $0.5 million operating charge to environmental reserves.

(6) During fiscal year 1998, the Company received a federal income tax refund of $1.5 million, which contributed a similar amount to net income. In addition, the Company realized a $1.0 million gain on the sale of its broadcasting stations, operated by Elettra Broadcasting, Inc.

(7) Fiscal year 1997 reflects the establishment of the Mark II Ferry contract loss reserve, the reversal of $3.6 million of previously recognized Mark II Ferry program profits, losses on commercial overhaul activities and lower Government repair volume. Operating results for fiscal year 1997 also include a $4.3 million environmental reserve charge for the Harbor Island Superfund Site.

ITEM 7.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Notes to Consolidated Financial Statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith. The following discussion and analysis of financial condition and results of operations contains forward-looking statements, which involve risks and uncertainties. The Company's actual results in future periods may differ significantly from the results discussed in or anticipated by such forward looking statements. Certain factors, which may impact results for future periods are discussed below under the captions "Overview - Profitability," and "Environmental Matters." Readers should also consider the statements and factors discussed under the caption "Operations Overview" in Item 1 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended April 1, 2001, and in the Notes to the Company's Consolidated Financial Statements for the fiscal year then ended.

Overview

During fiscal year 2001, the Company recorded revenue of $116.5 million, which represented a decrease of $7.3 million, or 6%, over fiscal year 2000 revenue. This revenue decline would have been greater if not for the favorable impact of two significant events.

First, the Company reached an agreement with the U.S. Navy in the fourth quarter to share in certain environmental insurance costs. Under terms of the agreement, the Company was able to invoice and record revenue of $3.9 million. Second, the Company received a favorable arbitration award on the Margarita II, a floating electrical power plant that was completed in fiscal year 2000. The award allowed the Company to recognize $1.9 million of revenue in the fourth quarter of the fiscal year.

Excluding these two events, fiscal year revenues reported would have been $110.7 million, a decrease of $13.2 million, or 11%, from fiscal year 2000 revenue. Decreases in the fiscal year revenues primarily reflect commercial and government ship owners' cyclical overhaul schedule considerations, partially offset by the favorable impact of the two significant events discussed above.

Repair and overhaul activities represented approximately 98% and 97% of fiscal year 2001 and fiscal year 2000 revenues, respectively. The high concentration of repair and overhaul activities in relation to overall revenue during the past two fiscal years reflects the Company's business strategy of emphasizing repair and overhaul activities, while discontinuing the pursuit of new construction opportunities. This strategy has been a central component of the Company's business plan since the completion of the Margarita II in fiscal year 2000.

During fiscal year 2001 the Company recorded operating income of $12.0 million on revenue of $116.5 million, or 10% of revenue. Operating income for fiscal year 2001 was impacted favorably by the agreement reached with the U.S. Navy to share in certain environmental insurance costs, as well as the arbitration award on the Margarita II. In addition to the favorable impact of these two items, the Company recorded a net environmental insurance settlement of $2.1 million, which was partially offset by a $1.5 million environmental reserve charge, which resulted in a net increase to operating income of $0.6 million for the fiscal year.

Excluding the favorable impact of these items, fiscal year 2001 operating income reported would have been $5.6 million, or 5% of adjusted revenue of $110.7 million.

The Company also recognized a net gain of $0.7 million from the sale of available-for-sale securities, and $3.9 million in non-operating investment income during fiscal year 2001. These amounts in addition to the operating income reported, resulted in fiscal year 2001 income before income tax expense of $16.6 million.

Combatant Maintenance Team ("CMT") Contract

During the first quarter of fiscal year 2001, the Company was awarded, by the Department of the Navy on a sole source basis, a five year, cost-type contract for the repair and maintenance of six surface combatant class vessels (frigates and destroyers) stationed in the Puget Sound area. Although the Navy has not released a notional value of the maintenance work, the Company believes that the value may be approximately $60 million to 75 million if all options are exercised. Work on this contract, which will be performed primarily in the Company's Seattle shipyard, began late in the Company's first quarter.

Auxiliary Oiler Explosive ("AOE") Contract

In May 1996, the Company was awarded a cost-type contract for phased maintenance repairs to four Navy AOE class supply ships stationed in the Puget Sound area during a five year availability schedule. The contract, which has been performed primarily at the Company's Seattle shipyard, had an original, notional value of $79 million. Based on current availability schedules the contract is anticipated to conclude during the second quarter of the Company's fiscal year 2002.

In response to the impending conclusion of the current contract, the Navy announced during the fourth quarter of the Company's fiscal year 2001 its intention to renew the existing AOE contract with the Company on a sole source basis for an additional six years. This contract will represent the fourth consecutive, multi-year contract that the Company has been awarded by the Navy on the AOE class vessels. The three previous contracts, which were each five years in duration, were all awarded on a competitive basis.

Subsequent to the end of fiscal year 2001, the Company completed negotiations with the Navy and was awarded a renewal contract on June 15, 2001. The notional value of this contract is expected to be approximately $180 million over a six-year period if all options are exercised.

Planned Incremental Availability ("PIA")

In January 1999, the Department of the Navy awarded the Company a five-year cost-type contract for phased maintenance on three CVN class aircraft carriers. The notional value for this five-year contract is approximately $100 million. Work on this contract is performed primarily at the Puget Sound Naval Shipyard, located in Bremerton, Washington.

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

On January 8, 2001, the Company successfully completed and delivered the vessel to the Washington State Ferry System ahead of the contractually scheduled delivery date. The Company earned financial incentives for the early delivery of the vessel and these incentives have been recognized in its current year contract revenue.

Power Barge Contract ("Margarita II")

In the second quarter of fiscal year 1999, the Company commenced work on a floating electrical power plant, the Margarita II, under a new construction contract with an estimated price of approximately $20.0 million. During the first quarter of fiscal year 2000, the Margarita II was delivered to its owner. To maintain production schedule deadlines and perform customer directed change orders, the Company experienced significant contract cost growth in both labor hours and material. However, agreement was not reached between the Company and the owner regarding the potential increase in the contract price, if any, to compensate for all of these changes.

In accordance with the terms of the contract, the Company and the vessel owner agreed to settle the remaining change orders through a formal arbitration process. Formal arbitration hearings, which began during the fourth quarter of fiscal year 2000, concluded during the third quarter of fiscal year 2001, when both parties submitted final written arguments to the arbitration board.

On May 17, 2001, the Company was awarded approximately $1.9 million from the arbitration board. Under the award the Company is also entitled to receive interest and reimbursement of certain agreed expenses. The Company recognized the award in fiscal year 2001.

Business Volume and Backlog

At April 1, 2001 the Company's backlog consists of approximately $30 million of repair, maintenance, and conversion work. This compares with backlogs of $37 million and $46 million at April 2, 2000 and March 28, 1999 respectively. The Company's current backlog is primarily attributable to firm repair, maintenance and conversion work scheduled for completion during fiscal year 2002.

Since work under the Company's three Navy phased maintenance contracts is at the option of the Navy, the Company cannot provide assurance as to the timing or level of work that may be performed under these contracts. Therefore, projected revenues from these contracts are not included in the Company's backlog until contract options are awarded.

Profitability

The Company's future profitability depends largely on the ability of the Shipyard to maintain an adequate volume of ship repair, overhaul and conversion business to augment its longer-term contracts. The variables affecting the Company's business volume include public support provided to competing Northwest shipyards, excess west coast and industry-wide shipyard capacity, foreign competition, governmental legislation and regulatory issues, activity levels of the U.S. Navy, competitors' pricing behavior, and Company labor efficiencies and work practices. Other factors that can contribute to future profitability include the amounts of annual expenditures needed to ensure continuing seviceability of the Company's owned and leased machinery and equipment.

The Company continues to respond aggressively to the increasingly competitive shipbuilding and repair industry. In addition to management's focus on the profitability of existing shipyard operations through reduced operating costs, improved production efficiencies and the pursuit of business volume, management continues to evaluate options for deployment of assets with a view to improving the Company's return on investment.

Year to year comparisons

2001 Compared with 2000

Net income for fiscal year 2001 increased by $8.6 million from fiscal year 2000 levels. This increase was primarily due to the impact of the settlement reached with the U.S. Navy to share in certain environmental insurance costs which resulted in the Company recognizing $3.9 million in revenue and the arbitration award on the Margarita II which contributed approximately $2.3 million in revenue, interest income and reimbursed expenses. Net income for fiscal year 2000 was impacted unfavorably by a net environmental reserve charge of $4.7 million, which contributes to the comparative increase shown in fiscal year 2001. Net income for fiscal year 2001 was also influenced as a result of the following components.

Revenues
The Company recorded revenue of $116.5 million during fiscal year 2001, which represents a decrease of $7.3 million, or 6%, over fiscal year 2000 revenue. The Company recorded revenue of $114.2 million from repair and overhaul activities during fiscal year 2001 compared to $120.6 million in fiscal year 2000. In addition to the $6.4 million decrease in repair and overhaul activities, revenues from new construction decreased $0.9 million, resulting in the net decrease of in fiscal year 2001 revenue of $7.3 million.

Cost of Revenues
Cost of revenues for fiscal year 2001 decreased $10.6 million, or 12% from fiscal year 2000. Cost of revenues as a percentage of revenues was 66% and 71% for fiscal years 2001 and 2000, respectively. The decrease in cost of revenues as a percentage of revenue in fiscal year 2001 is primarily attributable to the $3.9 million in revenue the Company recognized on the agreement with the U.S. Navy to share in certain environmental insurance costs and the $1.9 million recognized on the Margarita II arbitration award. Costs associated with these revenues were either incurred in prior years or are not categorized as cost of revenues. If these amounts were excluded from revenue the resulting cost of revenues as a percentage of revised revenues would be 70%.

Administrative and Manufacturing Overhead
Administrative and manufacturing overhead increased $0.3 million, or 1%, in fiscal year 2001 when compared to fiscal year 2000. As a percentage of revenue, administrative and manufacturing overhead was 24% of revenue in fiscal year 2001. This percentage increases to 25% if revenues are adjusted to exclude the favorable impacts to revenue that occurred in fiscal year 2001. Administrative and manufacturing overhead costs as a percentage of revenue in fiscal year 2000 was 22%. The increase in these costs as a percentage of revenue in fiscal year 2001 is primarily attributable to plant utility costs, contract acquisition costs, financial system implementation costs and costs associated with earthquake repairs.

Contract Reserves Activity
During fiscal year 2001, the Company utilized $0.1 million in previously recorded contract warranty reserves associated with the Margarita II. This compares with fiscal year 2000 contract reserve utilization of $2.0 million. Fiscal year 2000 reserve utilization offset costs incurred to complete the Margarita II and to cover mediation costs resulting from Company's settlement with the Ferry System on the Mark II Jumbo project, as well as warranty and other post-delivery costs associated with the completion of both contracts.

Provision for Environmental Reserves and Other
During fiscal year 2001, the Company provided $1.5 million in additional environmental and other reserves. In fiscal year 2000, the Company provided $5.6 million in additional environmental reserves associated with the remediation of Harbor Island.

The reserve increase of $1.5 million in fiscal year 2001 was fully offset by a net environmental insurance settlement of $2.1 million realized by the Company during the fourth quarter of fiscal year 2001.

Investment and Other Income
Investment and other income in fiscal year 2001 increased by $0.8 million, or 26% when compared to fiscal year 2000. Contributing to this increase was approximately $0.3 million in interest income that the Company recognized as a result of the Margarita II arbitration award.

Gain on Sale of available-for-sale securities
Gain on sale of available-for-sale securities increased $0.6 million in fiscal year 2001 when compared to fiscal year 2000.

Income Taxes
In fiscal year 2001, the Company recognized a $0.2 million federal income tax benefit after applying available net operating loss carryforwards and business tax credits. This represents a decrease of $0.9 million in income tax expense when compared to fiscal year 2000.

The fiscal year 2001 tax benefit is the result of the Company recording its net deferred tax asset on the balance sheet based on its ability to utilize this net asset in future years. The Company has recorded its net deferred taxes as a non-current deferred tax asset and a current deferred tax liability on its balance sheet at April 1, 2001.

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

To date, the EPA has separated the Harbor Island Site into three operable units that affect the Company: the Soil and Groundwater Unit (the "Soil Unit"), the Shipyard Sediments Operable Unit (the "SSOU") and the Sediments Operable Unit (the "SOU"). The Company, along with a number of other Harbor Island PRPs, received a Special Notice Letter from the EPA on May 4, 1994 pursuant to section 122 (e) of CERCLA. The Company entered into a Consent Decree for the Soil Unit in September 1994 under which the Company has agreed to remediate the designated contamination on its property. Removal of floating petroleum product from the water table began in October 1998 and is anticipated to continue through fiscal year 2003. The Company and the EPA are currently negotiating the extent and methodology of the soil remediation. The Company estimates remediation of the entire Soil Unit will take approximately 36 to 60 months from the clean-up start date.

During the quarter ended December 29, 1996, the EPA issued its Record of Decision ("ROD") for the SSOU. The ROD identifies four alternative clean-up remedies and specifies the EPA's selected remedy (the "Selected Remedy"). The Selected Remedy requires sediment dredging, and installation of a clean sediment cap and various monitoring efforts extending over ten years. The Selected Remedy included dredging and disposal of approximately 116,000 cubic yards of material currently in the Duwamish River and Elliott Bay surrounding the Shipyard. The Selected Remedy allows for two sediment disposal options: confined nearshore disposal ("CND") and confined aquatic disposal. The Company identified CND as its preferred disposal method if the Selected Remedy is implemented. During the third quarter of fiscal year 2000, the EPA expanded the boundaries of the SSOU issuing their Phase 1B Data Report and resulting Explanation of Significant Differences outlining the changes to the ROD. Within the newly established SSOU boundary the Company could be required to increase the amount of material to be dredged to 150,000 - 200,000 cubic yards of sediment material. The Company evaluated what it believed was the financial impact of the EPA's actions and increased its reserves to $13.6 million for the remedial effort. During the fourth quarter of fiscal year 2000, the Company and the EPA entered into an Administrative Order on Consent for the development of the remedial design for the SSOU. The Company believes that the timing and cost of the SSOU clean up will remain significantly uncertain until a remedial design has been finalized with the EPA that identifies the scope of remediation and the method of sediment disposal.

During the Company's fiscal year 2000, several species of salmon in Washington State were designated under the Endangered Species Act. The potential impact the designation could have on the remedial efforts on the Harbor Island Superfund site is unknown at this time, although any related costs within aggregate policy limits will be covered by insurance purchased in January 2001.

On January 12, 2001, the Company entered into a 30-year agreement with an insurance company that will provide the Company with broad-based insurance coverage for the remediation of the Company's operable units at the Harbor Island Superfund Site.
The agreement provides coverage for the known liabilities in an amount equal to and exceeding the Company's current booked reserves of approximately $15.8 million. Additionally, the Company has entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.
The Company funded this insurance premium from current cash reserves in two installments. The first payment was made in the Company's fourth quarter of fiscal year 2001. The second payment was made subsequent to the end of fiscal year 2001. The Company has recorded a non-current asset in the form of an insurance receivable as of April 1, 2001 in accordance with its environmental accounting policies. This transaction did not have a material effect on the Company's results of operations, nor did the transaction have a material effect on stockholders' equity.

The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities. The Company has approximately 381 cases involving 591 plaintiffs pending against it and other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers and equipment manufacturers, involving injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company and its insurers are vigorously defending these actions. By their very nature, civil actions relating to toxic substances vary according to the cases' fact patterns, jurisdiction and other factors. Potential additional future expenses related to alleged damages from past exposure to toxic substances is not quantifiable due to uncertainties of the number of cases, the extent of alleged damages, the population of claimants and size of any awards and/or settlements. Accordingly, the Company cannot predict the eventual number of such cases or their eventual resolution and does not include in its reserve amounts for cases that may be filed in the future. The Company has included an estimate of its potential liability for the known cases in its environmental reserves net of insurance recoveries.

The Company spent $0.5 million, net of insurance recoveries, in fiscal year 2001 for site remediation and other matters. Most of these expenditures were related to the Shipyard and for judgments and settlements of civil matters relating to toxic substances. While the Company expects to spend larger amounts in future years, the timing of such expenditures is impossible to predict due largely to uncertainties relating to the cost associated with civil litigation involving the alleged exposure to asbestos containing products at the Company's previously owned facilities.

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

The Company's balance sheet as of April 1, 2001 reflects reserves of $19.9 million. The Company has recorded a non-current asset of $18.3 million to reflect contractual arrangements with several insurance companies to share costs for certain environmental matters. The Company continues to negotiate with its insurance carriers and certain prior landowners and operators for past and future remediation costs. In addition, the Company believes that the Government may be obligated to contribute a share of clean-up costs for certain sites and any such recoveries may be subrogated, in whole or in part, in favor of the Company's insurors. The Company has not recorded any receivables for any amounts that may be recoverable from such negotiations or other claims.

Actual costs to address the Soil Unit, SSOU and SOU and other environmental sites and matters will depend upon numerous factors, including the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, technological developments and changes in environmental laws and regulations.

The Company has provided total aggregate reserves of $19.9 million as of April 1, 2001 for the forgoing contingent environmental and bodily injury liabilities. Due to the complexities and extensive history of the Company's environmental and bodily injury matters, the amounts and timing of future expenditures is uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

Liquidity, Capital Resources and Working Capital

At April 1, 2001, the Company's cash, cash equivalents and securities available-for-sale balances were $11.9 million and $46.1 million, respectively, for a total of $58.0 million. At April 2, 2000 the Company's cash, cash equivalents and securities available for sale balances were $5.5 million and $47.1 million, respectively, for a total of $52.6 million. Based upon its cash position and anticipated fiscal year 2002 cash flow, the Company believes it has sufficient liquidity to fund operations for fiscal year 2002.

Net Cash Provided by Operating Activities
Net cash provided by operating activities was $8.3 million for the year ended April 1, 2001. Net cash provided by operating activities was primarily attributable to fiscal year net income, an increase in accounts payable, offset by an increase in environmental insurance receivables.

Net cash provided by operating activities was $18.1 million for the year ended April 2, 2000. This was primarily attributable to decreases in accounts receivable, resulting from the collection of the $24.7 million Jumbo Mark II Ferry settlement receivable booked at the end of fiscal year 1999. Excluding this settlement receipt, fiscal year 2000 operations resulted in a net use of cash.

Investing Cash Flows
Net cash provided by investing activities was $0.4 million for the year ended April 1, 2001 and consisted primarily of maturities and sales of marketable securities offset by purchases of marketable securities and capital expenditures.

Net cash used in investing activities was $26.0 million for the year ended April 2, 2000 and consisted primarily of purchases of marketable securities and capital expenditures offset by sales and maturities of marketable securities.

Capital Expenditures
During fiscal year 2001, the Company spent approximately $3.1 million on new capital assets. Approximately $0.4 million of these expenditures relate to capital projects that were approved in fiscal years other than 2001.
Excluding these expenditures, the $2.7 million spent in fiscal year 2001 was significantly higher than the $1.6 million in capital expenditures reported in fiscal year 2000.

The increase in capital expenditures from fiscal year 2000 levels was primarily attributable to the installation of a new Enterprise Resource Planning ("ERP") system. The ERP system, which was successfully implemented in the fourth quarter of fiscal year 2001, accounted for approximately $1.0 million in fiscal year 2001 capital expenditures. Excluding the expenditures for the ERP system and expenditures related to projects approved in other fiscal years, fiscal year 2001 capital expenditures would have been $1.7 million.

Fiscal year 2000 capital expenditures of $1.6 million included approximately $0.7 million of ERP system related expenditures. Excluding the ERP system costs, fiscal year 2000 capital expenditures would have been approximately $0.9 million.

These capital expenditures are in addition to ongoing repair and maintenance expenditures in the Shipyard of $3.6 million, $3.3 million, and $3.2 million in fiscal years 2001, 2000 and 1999, respectively.

Financing Activities
Net cash used in financing activities for the fiscal years ended April 1, 2001 and April 2, 2000, was $2.4 million and $1.9 million, respectively. Cash used in financing activities for both years consisted primarily of purchases of treasury stock.

Credit Facility
Todd Pacific previously cancelled a credit facility during the fourth quarter of fiscal year 1999, shortly after delivery of the third Mark II Jumbo Ferry. Subsequent to the end of fiscal year 2001, Todd Pacific negotiated a $10.0 million revolving credit facility. The credit facility, which is renewable on a bi-annual basis, will provide the Company with greater flexibility in funding its operational cash flow needs.

Since this new credit facility was negotiated subsequent to the end of the fiscal year, the Company had no outstanding borrowings as of April 1, 2001. The Company did not have a credit facility in place during fiscal year 2000 and therefore, had no outstanding borrowings as of April 2, 2000.

Stock Repurchase
During fiscal year 2001, the Company under a stock repurchase plan repurchased an aggregate of 358,800 shares of its Common Stock, at an average price per share of $7.00. The shares were repurchased at per share prices ranging from $6.56 to $7.75, for a total consideration of $2.5 million. The number of shares held as treasury stock as of April 1, 2001, is 2,593,353.

During fiscal year 2000, the Company purchased 293,700 shares of its stock at market prices for consideration of $1.9 million. The number of shares held as treasury stock as of April 2, 2000, was 2,169,553.

Labor Relations
Todd Pacific Shipyards and the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards) continue to operate under a collective bargaining agreement ratified in fiscal year 2000. That contract will expire July 31, 2002. Management considers its relations with the various unions to be stable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company does not have any derivative financial instruments as of April 1, 2001, nor does it presently plan to in the future. However, the Company is exposed to interest rate risk. The Company's interest income is most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents and marketable securities. The Company's marketable securities are also subject to the inherent financial market risks and exposures of the related debt and equity securities in both U.S. and foreign markets. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities. The Company believes that the risk associated with interest rate and market fluctuations related to these marketable securities is not a material risk.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See following page

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Todd Shipyards Corporation

We have audited the accompanying consolidated balance sheets of Todd Shipyards Corporation and subsidiaries (the "Company") as of April 1, 2001 and April 2, 2000 and the related consolidated statements of income, cash flows and stockholders' equity, for each of the three years in the period ended April 1, 2001. Our audits also included the financial statement schedule listed in the index at item 14(a). The financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Todd Shipyards Corporation and subsidiaries at April 1, 2001 and April 2, 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 1, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Seattle, Washington                           /s/Ernst & Young LLP
May 16, 2001

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
APRIL 1, 2001 and APRIL 2, 2000
(In thousands of dollars)
                                                     2001     2000
ASSETS
Cash and cash equivalents                         $ 11,901 $  5,513
Securities available-for-sale                       46,112   47,105
Accounts receivable, less allowance for
 doubtful accounts of $100
  U.S. Government                                    8,100    8,149
  Other                                              8,045    4,850
Costs and estimated profits in excess of
 billings on incomplete contracts                    9,619   12,536
Inventory                                            1,531    1,853
Other current assets                                   360      625
Total current assets                                85,668   80,631

Property, plant and equipment, net                  17,358   17,356

Restricted cash                                      2,538    2,543
Deferred pension asset                              30,758   27,482
Environmental insurance receivable                  18,308    2,861
Other long term assets                               1,266    1,274
Deferred taxes                                       1,210        -
Total assets                                      $157,106 $132,147

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accruals                     $ 18,823 $  7,227
Accrued payroll and related liabilities              1,348    3,067
Accrual for loss on contract                            24      109
Billings in excess of costs and estimated
 profits on incomplete contracts                     1,633    1,840
Deferred taxes                                         391        -
Taxes payable other than income taxes                  922    1,319
Income taxes payable                                 1,654    1,730
Total current liabilities                           24,795   15,292

Environmental and other reserves                    19,936   19,303
Accrued post retirement health benefits             18,187   19,582
Other non-current                                    1,107    1,785
Total liabilities                                   64,025   55,962

Commitments and contingencies

Stockholders' equity:
Common stock $.01 par value-authorized
  19,500,000 shares, issued 11,956,033
  shares at April 1, 2001 and April 2, 2000,
  and outstanding 9,362,680 at April 1, 2001
  and 9,701,480 at April 2, 2000                       120      120
Paid-in capital                                     38,186   38,145
Retained earnings                                   67,445   50,718
Accumulated other comprehensive income (loss)        1,271   (1,291)
Treasury stock                                     (13,526) (11,114)
Notes receivable from officers for common stock       (415)    (393)
Total stockholders' equity                          93,081   76,185
Total liabilities and stockholders' equity        $157,106 $132,147

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years Ended April 1, 2001, April 2, 2000, and March 28, 1999
(in thousands, except per share amounts)

                                          2001      2000      1999
Revenues                               $116,545  $123,851  $106,189
Operating Expenses:
 Cost of revenues                        77,496    88,087    73,393
 Administrative and
  manufacturing overhead                 27,801    27,532    25,880
 Contract reserve                           (85)   (2,029)   (3,306)
 Provision for environmental reserves     1,501     5,569         -
 Other - insurance                       (2,118)     (918)        -
 Subtotal                               104,595   118,241    95,967
Operating income                         11,950     5,610    10,222

Investment and other income               3,889     3,077     6,777
Gain on sale of securities                  713       136     2,225

Income before income tax expense         16,552     8,823    19,224
Income tax (expense) benefit                175      (691)   (1,830)

Net income                             $ 16,727   $ 8,132   $17,394

Net income per Common Share:

Basic                                  $   1.74   $  0.83   $  1.76
Diluted                                $   1.73   $  0.82   $  1.75

Weighted Average Shares Outstanding
Basic                                     9,587     9,765     9,910
Diluted                                   9,676     9,861     9,962

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended April 1, 2001, April 2, 2000, and March 28, 1999
(in thousands of dollars)
                                                   2001      2000      1999
OPERATING ACTIVITIES:
Net income                                       $16,727  $  8,132  $ 17,394
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Depreciation                                     3,017     3,237     3,387
  Environmental reserves                             633     4,887    (1,649)
  Deferred pension asset                          (3,276)   (2,700)   (2,996)
  Post retirement health benefits                 (1,395)   (1,110)     (925)
  Deferred income taxes                             (819)        -         -
Decrease (increase) in operating assets:
  Costs and estimated profits in excess of
   billings on incomplete contracts                2,917    (9,717)   13,374
  Inventory                                          322       417      (962)
  Accounts receivable                             (3,146)   20,349   (26,215)
  Environmental receivable                       (15,447)      657     1,074
  Other (net)                                        358      122       413
Increase (decrease) in operating liabilities:
  Accounts payable and accruals                   11,596      (622)      545
  Contract reserves                                  (85)   (2,029)   (3,306)
  Accrued payroll and related liabilities         (2,397)    1,045      (283)
  Billings in excess of costs and estimated
   profits on incomplete contracts                  (207)   (2,583)    2,072
  Income taxes payable                               (76)   (2,133)    2,019
  Other (net)                                       (397)      139      (165)
Net cash provided by operating
 activities                                        8,325    18,091     3,777

INVESTING ACTIVITIES:
Purchases of marketable securities               (16,836)  (35,127)  (13,295)
Sales of marketable securities                     6,164     4,375    11,993
Maturities of marketable securities               14,465     6,298     4,500
Capital expenditures                              (3,084)   (1,567)     (848)
Other                                               (260)       63      (616)
Net cash provided by (used in) investing
 activities                                          449   (25,958)    1,734

FINANCING ACTIVITIES:
Restricted cash                                        5         4        24
Purchase of treasury stock                        (2,511)   (1,916)        -
Proceeds from exercise of stock options              120         -         -
Net cash provided by (used in) financing
 activities                                       (2,386)   (1,912)       24

Net increase (decrease) in cash and cash
 equivalents                                       6,388    (9,779)    5,535
Cash and cash equivalents at beginning of period   5,513    15,292     9,757
Cash and cash equivalents at end of period      $ 11,901  $  5,513  $ 15,292

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
  Interest                                      $      -  $     33  $    119
  Income taxes                                     1,400     2,822         -

Noncash investing and financing activities:
 Exercise of stock options in exchange for
  notes receivable from officers                       -       383         -

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended April 1, 2001, April 2, 2000, and March 28, 1999
(in thousands of dollars)

                                         Accumulated
                                               Other             Notes
               Common Paid-in Retained Comprehensive Treasury     From   Total
                Stock Capital Earnings Income (Loss)    Stock Officers  Equity
Balance at
March 29, 1998    120  38,181   25,192      2,937     (9,617)      -   56,813

Comprehensive
 income:
Net income
 for the year
 ended
 March 28, 1999     -       -   17,394          -          -       -   17,394
Net change in
 Unrealized
 gains (losses)
 on available-
 for-sale
 securities         -       -        -     (3,119)         -       -   (3,119)
Total comprehensive
 income                                                                14,275
Balance at
 March 28, 1999   120  38,181   42,586       (182)    (9,617)      -   71,088
Purchase of
 treasury stock     -       -        -          -     (1,916)      -   (1,916)
Exercise of
 stock options
 in exchange for
 notes receivable   -     (36)       -          -        419    (383)       -
Accrued interest
 notes              -       -        -          -          -     (10)     (10)
Comprehensive
 income:
Net income
 for the year
 ended
 April 2, 2000      -       -    8,132          -          -       -    8,132
Net change in
 unrealized
 gains (losses)
 on available-
 for-sale
 securities         -       -        -     (1,109)         -       -   (1,109)
Total comprehensive
 income                                                                 7,023
Balance at
 April 2, 2000   $120 $38,145  $50,718    $(1,291)  $(11,114)  $(393) $76,185


Purchase of
 treasury stock     -       -        -          -     (2,511)      -   (2,511)
Stock based
 compensation       -      20        -          -          -       -       20
Proceeds from
 exercise of
 stock options      -      21        -          -         99       -      120
Accrued interest
 notes              -       -        -          -          -     (22)     (22)
Comprehensive
 income:
Net income
 for the year
 ended
 April 1, 2001      -       -   16,727          -          -       -   16,727
Net change in
 unrealized
 gains (losses)
 on available-
 for-sale
 securities,
 (net, tax of $685) -       -        -      2,562          -       -    2,562
Total comprehensive
 income                                                                19,289
Balance at
 April 1, 2001   $120 $38,186  $67,445    $ 1,271  $ (13,526)  $(415) $93,081

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended April 1, 2001, April 2, 2000, and March 28, 1999

1.  PRINCIPAL ACCOUNTING POLICIES

(A) Basis of Presentation - The Consolidated Financial Statements include the accounts of Todd Shipyards Corporation (the "Company") and its wholly owned subsidiaries Todd Pacific Shipyards Corporation ("Todd Pacific") and TSI Management, Inc. ("TSI"). All inter-company transactions have been eliminated. The Company's policy is to end its fiscal year on the Sunday nearest March 31. In accordance with this policy, the Company's fiscal year 2001, 2000 and 1999 included 52, 53 and 52 weeks, respectively. Certain reclassifications of prior year amounts in the Consolidated Financial Statements have been made to conform to the current year presentation.

(B) Business - The Company's primary business is shipbuilding, conversion and repair for the United States Government, state ferry systems, and domestic and international commercial customers. The majority of the Company's work is performed at either its Seattle, Washington facility (the "Shipyard") or at the Puget Sound Naval Shipyard in Bremerton, Washington, by a unionized production workforce.

(C) Property, Plant and Equipment, net - Property, plant and equipment is carried at cost, net of accumulated depreciation. The Company capitalizes certain major repair activities when such activities are determined to increase the useful life or operating capacity of the asset. Depreciation and amortization are determined on the straight-line method based upon estimated useful lives (5-31 years) or lease periods; however, for income tax purposes, depreciation is determined on both the straight-line and accelerated methods, and on shorter periods where permitted.

(D) Revenues - The Company recognizes revenue, contract costs, and profit on construction contracts in accordance with Statement of Position No. 81-1 (SOP No. 81-1), "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Revenue, contract costs, and profit on contracts are recognized on the percentage-of-completion method (determined based on direct labor hours). Revenue, contract costs, and profits on time-and-material contracts are recorded based upon direct labor hours at fixed hourly rates and cost of materials as incurred. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is recorded. Revisions to contract estimates are recorded as the estimating factors are refined. The effect of these revisions is included in income in the period the revisions are made.

(E) Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(F) Income Taxes - Income taxes are determined in accordance with an asset and liability approach for financial accounting and reporting of income taxes. A valuation allowance is recorded to reduce deferred tax assets when realization of the tax benefit is uncertain.

(G) Inventory - Inventories, consisting of materials and supplies, are valued at lower of cost (principally average) or replacement market. The Company has many available sources of supply for its commonly used materials.

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

(K) Environmental and Other Reserves - The Company accounts for environmental remediation liabilities in accordance with Statement of Position 96-1, "Environmental Remediation Liabilities," which provides the accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities.

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

Accruals for environmental liabilities exclude legal costs and claims, if material, for recoveries from insurance or other third parties. Accruals for environmental liabilities also exclude legal costs to defend against claims of other parties. Accruals for insurance or other third party recoveries for environmental liabilities are recorded separately from the associated liability in the financial statements as environmental insurance receivables when it is probable that a claim will be realized.

The Company accounts for bodily injury liabilities in accordance with Financial Accounting Standards Board No.5, "Accounting for Contingencies". Accruals for bodily injury liabilities are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on the known facts. These accruals are adjusted periodically as new information becomes available. Such accruals are included in the long-term environmental reserves at undiscounted amounts. Accruals for bodily injury liabilities exclude legal costs to defend against claims of other parties. Accruals for insurance or other third party recoveries for bodily injury liabilities are recorded net of the associated liability in the financial statements when it is probable that a claim will be realized.

(L) Earnings per Share - Basic earnings per share is computed based on weighted average shares outstanding. Diluted earnings per share includes the effect of dilutive securities (options and warrants) except where their inclusion is antidilutive.

(M) Comprehensive Income (Loss) - Unrealized gains or losses on the Company's available-for-sale securities, are reported as other comprehensive income
(loss) in the Consolidated Balance Sheets and Statement of Stockholders'
Equity.

(N) Long-lived Assets - The Company's policy is to recognize impairment losses relating to long-lived assets based on several factors, including, but not limited to, management's plans for future operations, recent operating results and projected cash flows. To date no such impairment has been indicated.

(O) Derivative and Hedging Instruments - In July 1999, the Financial Accounting Standards Board (FASB) announced the delay of the effective date of Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), to the first quarter of the Company's fiscal year 2002. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting under SFAS 133. The Company adopted this standard on April 2, 2001 with no impact to its consolidated financial statements.

2.  RESTRICTED CASH AND SURETY LINE

A surety company has issued contract bonds totaling $6.0 million for current repair, maintenance and conversion jobs as of April 1, 2001. Todd Pacific's machinery, equipment, inventory, and trade accounts receivable on certain bonded jobs secure these various contract bonds.

Included in Cash and Cash Equivalents is $1.6 million and $0.5 million as of April 1, 2001 and April 2, 2000, respectively, of short-term restricted cash. This short-term restricted cash is generally released upon completion or acceptance of the contracted work and completion of related warranty periods and consists primarily of amounts related to work for the Washington State Ferry System.

The long-term restricted cash relates primarily to the Harbor Island Superfund site clean up and will be released upon the Company satisfying certain remediation provisions.

3.  SECURITIES AVAILABLE FOR SALE

The following is a summary of available-for-sale securities:

                          Amor-    Gross      Gross     Estimated
                          tized  Unrealized Unrealized    Fair
(In thousands)             Cost    Gains      Losses      Value
April 1, 2001
Debt securities
 U.S. Treasury securities
 and agency obligations  $ 6,987  $  153      $    -     $ 7,140

 U.S. corporate
  securities              26,671     647           -      27,318

 Mortgage-backed
  securities               4,986      58           -       5,044

Total debt securities     38,644     858           -      39,502

Equity securities
 U.S. securities           4,949   1,439        (323)      6,065
 Foreign stock               563      38         (56)        545
Total equity securities    5,512   1,477        (379)      6,610

Total securities         $44,156  $2,335     $  (379)    $46,112

April 2, 2000
Debt securities
 U.S. Treasury securities
 and agency obligations  $ 7,987  $    -      $  (68)    $ 7,919

 U.S. corporate
  securities              25,277       8        (326)     24,959

 Mortgage-backed
  securities               5,963       -        (121)      5,842

 Municipal obligations     1,000       -          (8)        992

Total debt securities     40,227       8        (523)     39,712

Equity securities
 U.S. securities           6,750     799      (1,145)      6,404
 Foreign stock             1,419     165        (595)        989
Total equity securities    8,169     964      (1,740)      7,393

Total securities         $48,396  $  972   $  (2,263)    $47,105

The Company had gross realized gains of $1.4 million, $163 thousand, and $2.2 million on sales of available-for-sale securities for fiscal years 2001, 2000 and 1999 respectively.

The Company had gross realized losses of $0.7 million, $27 thousand, and $8 thousand on sales of available-for-sale securities for fiscal year 2001, 2000 and 1999, respectively.

The amortized cost and estimated fair value of the Company's available-for-sale debt, mortgage-backed and equity securities are shown below:

                                                         Estimated
                                            Amortized      Fair
(In thousands)                                Cost         Value

April 1, 2001

Available-for-sale debt:
 Due in one year or less                    $  9,744     $  9,807
 Due after one year through three years       23,914       24,651
Subtotal                                      33,658       34,458

Mortgage-backed securities                     4,986        5,044
Equity securities                              5,512        6,610
Total                                       $ 44,156     $ 46,112

April 2, 2000

Available-for-sale debt:
 Due in one year or less                    $ 15,936     $ 15,842
 Due after one year through three years       18,328       18,028
Subtotal                                      34,264       33,870

Mortgage-backed securities                     5,963        5,842
Equity securities                              8,169        7,393
Total                                       $ 48,396     $ 47,105

4.  CONTRACTS

Combatant Maintenance Team ("CMT") Contract
During the first quarter of fiscal year 2001, the Company was awarded, by the Department of the Navy on a sole source basis, a five year, cost-type contract for the repair and maintenance of six surface combatant class vessels (frigates and destroyers) stationed in the Puget Sound area. The Navy has not released a notional value of the maintenance work, though the Company believes that if all options are exercised, the value may be approximately $60 to $75 million over the five-year period. Work on this contract, which will be performed primarily in the Company's Seattle shipyard, began late in the Company's first quarter.

Auxiliary Oiler Explosive ("AOE") Contract
In May 1996, the Company was awarded a cost-type contract for phased maintenance repairs to four Navy AOE class supply ships stationed in the Puget Sound area during a five year availability schedule. The contract, which has been performed primarily at the Company's Seattle shipyard, had an original, notional value of $79 million. Based on current availability schedules the contract is anticipated to conclude during the second quarter of the Company's fiscal year 2002.

In response to the impending conclusion of the current contract, the Navy announced during the fourth quarter of fiscal year 2001 its intention to renew the existing AOE contract with the Company on a sole source basis for an additional six years. This contract will represent the fourth consecutive, multi-year contract that the Company has been awarded by the Navy on the AOE class vessels. The three previous contracts, which were each five years in duration, were all awarded on a competitive basis.

Subsequent to the end of fiscal year 2001, the Company completed negotiations with the Navy and was awarded a renewal contract during the first quarter of fiscal year 2002. The notional value of this contract is expected to be approximately $180 million over a six-year period if all options are exercised.

Planned Incremental Availability ("PIA")
In January 1999, the Department of the Navy awarded the Company a five-year cost-type contract for phased maintenance on three CVN class aircraft carriers. The notional value for this five-year contract is approximately $100 million. Work on this contract is currently being performed at the Puget Sound Naval Shipyard, located in Bremerton, Washington.

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

On January 8, 2001, the Company successfully completed and delivered the vessel to the Washington State Ferry System ahead of the contractually scheduled delivery date. The Company earned financial incentives for the early delivery of the vessel and these incentives have been recognized in its current year contract revenue.

Power Barge Contract (the "Margarita II")
In the second quarter of fiscal year 1999, the Company commenced work on a floating electrical power plant, the Margarita II, under a new construction contract with an estimated price of approximately $20.0 million. During the first quarter of fiscal year 2000, the Margarita II was delivered to its owner. To maintain production schedule deadlines and perform customer directed change orders, the Company experienced significant contract cost growth in both labor hours and material. However, agreement was not reached between the Company and the owner regarding the potential increase in the contract price, if any, to compensate for all of these changes.

In accordance with the terms of the contract, the Company and the vessel owner agreed to settle the remaining change orders through a formal arbitration process. Formal arbitration hearings, which began during the fourth quarter of fiscal year 2000, concluded during the third quarter of fiscal year 2001, when both parties submitted final written arguments to the arbitration board.

On May 17, 2001, the Company was awarded approximately $1.9 million from the arbitration board. Under the award the Company is also entitled to receive interest and reimbursement of certain agreed expenses. The Company recognized the award in fiscal year 2001.

Mark II Ferry Contract
During the third quarter of fiscal year 2000, the Company concluded the one-year warranty period on the third Jumbo Mark II ferry, the MV Puyallup. With the conclusion of this warranty period, the Company has fulfilled its last remaining contractual obligations under the $205.5 million construction contract with the Washington State Ferry System ("Ferry System").

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

The Company collected all remaining Mark II ferry receivables of approximately $23.5 million from the Ferry System, plus the release of restricted cash of approximately $2.9 million during the second quarter of fiscal year 2000.

Unbilled Receivables - Certain unbilled items on completed contracts included in accounts receivable were approximately $6.8 million at April 1, 2001 and $1.2 million at April 2, 2000. The significant increase in unbilled items on completed contracts in fiscal year 2001 is primarily attributable to two significant events. First, the Company recognized $3.9 million in revenue under terms of an agreement reached with the Navy on certain environmental insurance costs. Second, the Company recorded $1.9 million in revenue when it was notified of a favorable arbitration award on the Margarita II contract.

Customers - Revenues from the Government were $74.5 million (64%), $89.3 million (72%), and $31.6 million (30%) in fiscal years 2001, 2000 and 1999, respectively. Revenues from the Ferry System were $25.0 million (21%), $18.4 million (15%), and $40.9 million (39%) in fiscal year 2001, 2000 and 1999, respectively.

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment and accumulated depreciation at April 1, 2001 and April 2, 2000 consisted of the following (in thousands):

                                               2001        2000
Land                                         $ 1,151     $ 1,151
Buildings                                     11,777      11,487
Piers, shipways and drydocks                  23,108      22,521
Machinery and equipment                       35,531      33,857
Total plant and equipment, at cost            71,567      69,016

Less accumulated depreciation                (54,209)    (51,660)
Plant, property and equipment, net          $ 17,358    $ 17,356

The Company recognized $3.0 million, $3.2 million and $3.4 million of depreciation expense in fiscal years 2001, 2000 and 1999, respectively.

6.  PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company provides defined pension benefits and postretirement benefits to employees as described below.

Nonunion Pension Plans - The Company sponsors the Todd Shipyards Corporation Retirement System (the "Retirement System"), a noncontributory defined benefit plan under which all nonunion employees are covered. The benefits are based on years of service and the employee's compensation before retirement. The Company's funding policy is to fund such retirement costs as required to meet allowable deductibility limits under current Internal Revenue Service regulations. New membership in the Retirement System was frozen on July 1, 1993. However, in fiscal year 2001, the Board of Directors authorized the re-opening of the Retirement System to new employees effective July 1, 2000.

The Retirement System plan assets consist principally of common stocks and Government and corporate obligations. Plan assets at April 1, 2001, include 172,000 shares of the Company's stock valued at $7.00 per share.

Under a provision of the Omnibus Budget Reform Act of 1990 ("OBRA `90") the Company transferred approximately $1.7 million and $1.4 million in excess pension assets from its Retirement System into a fund to pay fiscal year 2001 and 2000 retiree medical benefit expenses, respectively. OBRA `90 was modified by the Work Incentives Improvement Act of 1999 to extend annual excess asset transfers through the fiscal year ending March 2006.

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
                                                                   Other
                                                               Postretirement
                                            Pension Benefits      Benefits
                                              2001    2000      2001    2000
Change in Benefit Obligation
(in thousands of dollars)
 Benefit obligation at beginning of year    $36,385 $37,428  $ 13,751 $14,284
 Service cost                                   400     238         -       -
 Interest cost                                2,395   2,527       904     948
 Actuarial (gain)/loss                         (663)   (828)    3,228       -
 Benefits paid                               (3,010) (2,980)   (1,710) (1,481)
 Benefit obligation at end of year          $35,507 $36,385   $16,173 $13,751

                                                                   Other
                                                               Postretirement
                                            Pension Benefits      Benefits
                                              2001    2000     2001     2000
Change in Plan Assets
(in thousands of dollars)
 Fair value of plan assets at beginning
   of year                                 $69,243  $65,824   $    -  $    -
 Actual gain (loss) on plan assets          (1,098)   7,841        -       -
Employer contribution                            -        -       44      39
 Asset transfer                             (1,666)  (1,442)   1,666   1,442
 Benefits paid                              (3,010)  (2,980)  (1,710) (1,481)
 Fair value of plan assets at end of year  $63,469  $69,243   $    -  $    -

                                                                   Other
                                                               Postretirement
                                            Pension Benefits      Benefits
                                              2001    2000     2001     2000
Funded Status Reconciliation
(in thousands of dollars)
 Funded status of plans                    $27,962 $32,858 $(16,173) $(13,751)
 Unrecognized transition obligation              -  (2,415)       -         -
 Unrecognized prior service cost               842   1,087        -         -
 Unrecognized (gain)/loss                    1,954  (4,048)  (3,406)   (7,112)
 Deferred pension asset
  (accrued liability)                      $30,758 $27,482  (19,579)  (20,863)
Less: current portion included in
 "Accounts payable and accruals"                 -       -    1,392     1,281
Long-term accrued postretirement
 health benefits                                 -       - $(18,187) $(19,582)

                                                                  Other
                                                               Postretirement
                                            Pension Benefits      Benefits
                                              2001    2000      2001     2000
Weighted Average Assumptions
 Discount rate                                7.00%   7.00%     7.00%    7.00%
 Expected return on plan assets               7.50%   7.50%        -        -
 Rate of compensation increase                4.50%   4.50%        -        -
 Medical trend rate (retirees)                   -       -     12.00%(1) 6.00%

(1) Postretirement benefit medical trend rate in fiscal year 2001 is 12.00% graded to 6.00% over 5 years.

                                                                Other
                                                           Postretirement
                                    Pension Benefits          Benefits
                                 2001    2000    1999    2001   2000   1999
Components of Net Periodic
 Benefit Cost
 (in thousands of dollars)
  Service Cost                 $  400  $  237  $  245   $   -   $   -  $    -
  Interest cost on projected
   benefit obligation           2,396   2,528   2,405     904     948     976
  Expected return on plan
   assets                      (5,568) (4,737) (4,745)      -       -       -
  Amortization of transition
   obligation                  (2,415) (2,415) (2,415)      -       -       -
 Amortization of prior service
  cost                            245     245     242       -       -       -
 Recognized actuarial
 (gain)/loss                        -       -       -    (522)   (607)   (622)
 Net periodic (benefit) cost
  before OBRA '90              (4,942) (4,142) (4,268)    382     341     354
Transfer of assets for payment
 of retiree medical benefits
  (401(h) Plan)                 1,666   1,442   1,272  (1,666) (1,442) (1,272)
Net periodic benefit           (3,276) (2,700) (2,996) (1,284) (1,101)   (918)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:
                                                                    Other
                                                                Postretirement
                                                                   Benefits
                                                                 2001    2000
Effect of a 1% Increase in the Health Care Cost Trend On:
(in thousands of dollars)
 Service cost plus interest cost                             $    86  $    82
 Accumulated postretirement benefit obligation               $ 1,219  $ 1,128

Effect of a 1% Decrease in the Health Care Cost Trend On:
(in thousands of dollars)
 Service cost plus interest cost                             $   (76) $   (75)
 Accumulated postretirement benefit obligation               $(1,087) $(1,042)

Union Pension Plans - Operating Shipyard - The Company participates in several multi-employer plans, which provide defined benefits to the Company's collective bargaining employees. The expense for these plans totaled $2.5 million, $2.8 million and $2.7 million, for fiscal years 2001, 2000 and 1999, respectively.

Union Pension Plans - Previously Operated Shipyards - The Company no longer sponsors union pension plans attributable to the prior operation of other shipyards. The ongoing operation and management of these plans have either been terminated or transferred to other parties.

Savings Investment Plan - The Company sponsors a Savings Investment Plan (the "Savings Plan"), under Internal Revenue Code Section 401, covering all non-union employees. Under the terms of the Savings Plan, which were modified in fiscal year 2001 and became effective on January 1, 2001, the Company now contributes an amount up to 2.4% of each participant's annual salary depending on the participant's Savings Plan contributions. These Company contributions
are subject to a two year cliff-vesting.   The Company incurred expenses
related to this plan of $38 thousand in fiscal year 2001. The Company did not incur expenses related to this plan in fiscal years 2000 and 1999.

7.  INCOME TAXES

Components of the income tax expense (benefit) are as follows (in thousands):

                                      2001      2000      1999

Current tax expense                 $ 1,329   $   691   $ 1,830
Deferred tax benefit                 (1,504)        -         -
Total income tax expense (benefit)  $  (175)  $   691   $ 1,830

The provision for income taxes differs from the amount of tax determined by applying the federal statutory rate and is as follows (in thousands):

                                      2001      2000      1999
Tax provision at
  federal statutory tax rate        $ 5,793   $ 3,088   $ 6,728
Decrease in valuation
  allowance                          (5,905)   (2,529)   (4,910)
Other - net                             (63)      132        12
Income tax expense (benefit)        $  (175)  $   691   $ 1,830

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities at April 1, 2001, April 2, 2000 and March 28, 1999 were as follows (in thousands):

                                        2001     2000     1999
Deferred income tax assets:
Business credit carryforwards         $     -   $  474   $1,892
Net operating loss carryforwards            -       84      232
Alternative minimum tax credit
  carryforwards                         2,863    3,319    3,319
Accrued employee benefits               7,298    8,255    8,577
Environmental reserve                   6,978    6,756    5,045
Contract deferrals                          -        -      756
Inventory reserves                         98       49        -
Reserve for doubtful accounts              35       35       64
Securities available-for-sale               -      452        -
Other                                     527      149      969
Total deferred income tax assets       17,799   19,573   20,854
Valuation reserve for deferred
  tax assets                                -   (6,357)  (8,434)
Net deferred tax assets                17,799   13,216   12,420

Deferred income tax liabilities:
Environmental insurance receivable      2,828      854      930
Deferred pension income                10,766    9,619    8,673
Accelerated depreciation                2,174    2,417    2,617
Contract deferrals                        351      149        -
Securities available-for-sale             685        -        -
Other                                     176      177      200
Total deferred income tax liabilities  16,980   13,216   12,420

Net deferred tax asset                $   819  $     -  $     -

During fiscal year 2001, the Company fully utilized its remaining net operating loss and tax credit carryforwards. In addition, the Company utilized approximately $0.5 million in alternative minimum tax credits. The Company has approximately $2.9 million in remaining alternative minimum tax credit carryforwards that can be used in the future and have no expiration date.

Prior to fiscal year 2001, the Company recorded its deferred tax assets on the balance sheet net of a valuation reserve due to the uncertainty of its ability to generate consistent, sustainable taxable income from its core shipyard operations. In fiscal year 2001, the Company recorded its net deferred tax asset on the balance sheet based on its ability to utilize this net asset in future years. The Company has recorded its net deferred taxes as a non-current deferred tax asset and a current deferred tax liability on its balance sheet at April 1, 2001.

8.  LEASES

Operating lease payments charged to expense were $1.5 million, $1.2 million, and $0.8 million for fiscal years 2001, 2000 and 1999, respectively. Certain leases contain renewal options and minimum amounts of annual maintenance clauses. Minimum lease commitments at April 1, 2001 are summarized below (in thousands):

                                                      Operating
                                                        Leases
2002                                                      835
2003                                                      829
2004                                                      803
2005                                                      780
2006                                                      775
Thereafter                                                236

Total minimum lease commitments                      $  4,258

9.  FINANCING ARRANGEMENTS

Todd Pacific previously cancelled a credit facility during the fourth quarter of fiscal year 1999, shortly after delivery of the third Mark II Jumbo Ferry. Subsequent to the end of fiscal year 2001, Todd Pacific negotiated a $10.0 million revolving credit facility. The credit facility, which is renewable on a bi-annual basis, will provide the Company with greater flexibility in funding its operational cash flow needs.

Since this new credit facility was negotiated subsequent to the end of the fiscal year, the Company had no outstanding borrowings as of April 1, 2001. The Company did not have a credit facility in place during fiscal year 2000 and therefore, had no outstanding borrowings as of April 2, 2000.

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

Harbor Island Site Insurance
On January 12, 2001, the Company entered into a 30-year agreement with an insurance company that will provide the Company with broad-based insurance coverage for the remediation of the Company's operable units at the Harbor Island Superfund Site.
The agreement provides coverage for the known liabilities in an amount equal to and exceeding the Company's current booked reserves of approximately $15.8 million. Additionally, the Company has entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.
The Company funded this insurance premium from current cash reserves in two installments. The first payment was made in the Company's fourth quarter of fiscal year 2001. The second payment was made subsequent to the end of fiscal year 2001. The Company recorded a non-current asset in the form of an insurance receivable as of April 1, 2001 in accordance with its environmental accounting policies. This transaction did not have a material effect on the Company's results of operations, nor did the transaction have a material effect on stockholders' equity.

Harbor Island Site History

To date, the EPA has separated the Harbor Island Site into three operable units that affect the Company: the Soil and Groundwater Unit (the "Soil Unit"), the Shipyard Sediments Operable Unit (the "SSOU") and the Sediments Operable Unit (the "SOU"). The Company, along with a number of other Harbor Island PRPs, received a Special Notice Letter from the EPA on May 4, 1994 pursuant to section 122 (e) of CERCLA. The Company entered into a Consent Decree for the Soil Unit in September 1994 under which the Company has agreed to remediate the designated contamination on its property. Removal of floating petroleum product from the water table began in October 1998 and is anticipated to continue through fiscal year 2003. The Company and the EPA are currently negotiating the extent and methodology of the soil remediation. The Company estimates remediation of the entire Soil Unit will take approximately 36 to 60 months from the clean-up start date. The Company has accrued its best estimate of the cost of the Soil Unit clean-up in its environmental matters reserve, as summarized below.

During the quarter ended December 29, 1996, the EPA issued its Record of Decision ("ROD") for the SSOU. The ROD identifies four alternative clean-up remedies and specifies the EPA's selected remedy (the "Selected Remedy"). The Selected Remedy requires sediment dredging, and installation of a clean sediment cap and various monitoring efforts extending over ten years. The Selected Remedy included dredging and disposal of approximately 116,000 cubic yards of material currently in the Duwamish River and Elliott Bay surrounding the Shipyard. The Selected Remedy allows for two sediment disposal options: confined nearshore disposal ("CND") and confined aquatic disposal. The Company identified CND as its preferred disposal method if the Selected Remedy is implemented. During the third quarter of fiscal year 2000, the EPA expanded the boundaries of the SSOU issuing their Phase 1B Data Report and resulting Explanation of Significant Differences outlining the changes to the ROD. Within the newly established SSOU boundary the Company could be required to increase the amount of material to be dredged to 150,000 - 200,000 cubic yards of sediment material. The Company evaluated what it believed was the financial impact of the EPA's actions and increased its reserves to $13.6 million for the remedial effort. This reserve increase resulted in a $5.6 million charge against fiscal year 2000 earnings. During the fourth quarter of fiscal year 2000, the Company and the EPA entered into an Administrative Order on Consent for the development of the remedial design for the SSOU. The Company believes that the timing and cost of the SSOU clean up will remain significantly uncertain until a remedial design has been finalized with the EPA that identifies the scope of remediation and the method of sediment disposal.

During the Company's fiscal year 2000, several species of salmon in Washington State were designated under the Endangered Species Act. The potential impact the designation could have on the remedial efforts on the Harbor Island Superfund site is unknown at this time, although any related costs within aggregate policy limits will be covered by insurance purchased in January 2001.

In January 1998, the Company was notified by the EPA that testing would be required in the West Waterway of the Duwamish River outside the borders of the SSOU as part of the SOU. The Company in May 1998 entered into an Order on Consent to perform certain limited testing as part of the SOU investigation. After an evaluation of the results, the EPA issued a draft "no action" ROD on the SOU for public comment which if issued in final form would end the investigation of the SOU requiring no remedial action. The public comment period closed during the Company's fourth quarter of fiscal year 2000 and the EPA has not yet announced the results. The Company's environmental reserves for the entire Harbor Island Site aggregated $15.8 million at April 1, 2001.

Other Environmental Matters

In January 2001, the EPA issued Special Notice letters naming the PRPs on the Hylebos Waterway Operable Unit of the Commencement Bay Superfund Site in Tacoma, Washington. The Company was not included on the EPA's list. Todd has been notified by other PRPs of their intent to bring a contribution action against the Company. Subsidiaries of the Company had a presence on the site from 1917-1925 and again from 1939-1946, for the most part, coinciding with World Wars I and II when the Company built war ships at the direction of the United States government. Several parties in 2000 hired an allocator to assign percentages of responsibility to all parties, historical and present, notwithstanding potential defenses or contractual claims. The allocator's findings were taken into account in including an estimate of potential liability in the Company's reserve discussed below.

During the fourth quarter of fiscal year 2001, the Company received a request for information from the EPA regarding the Agriculture Street Landfill Superfund Site in New Orleans, Louisiana. The EPA informs that the area was used as a landfill from 1909 through 1934 and then sporadically until its final closure in 1966. The Company has indicated to the EPA that it has no information regarding this site. No estimate of potential liability has been included in the Company's reserves discussed below.

The Company entered into a Consent Decree with the EPA for the clean up of the Casmalia Resources Hazardous Waste Management Facility in Santa Barbara County, California under the Resource Conservation and Recovery Act. The Company has included an estimate of the potential liability for this site in its below stated reserves. Immaterial payments began in fiscal year 1997 and will extend for up to ten years.

In November 1987, the Company was identified as a PRP by the EPA in conjunction with the cleanup of the Operating Industries, Inc. ("OII") hazardous materials disposal site at Monterey Park, California. In September 1995, the Company entered into a Partial Consent Decree with the EPA to contribute $0.6 million as its partial share of remediation costs at the OII site, which encompasses all costs assessed to date. Payment was made to the EPA in July 1996. A proposed final consent decree for site remediation is expected from the EPA during the Company's fiscal year 2002. The cost of the partial settlement and future final consent decree settlement is included in the below stated reserve.

The Company has been named as a defendant in civil actions by parties alleging bodily injury damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities. These cases are generally filed with multiple claimants and multiple defendants and are generally insured matters. In certain jurisdictions, the laws are structured to allow the heirs of former employees to sue for gross negligence and to seek punitive damages in addition to compensatory awards. The Company is not fully insured for these matters. Costs to date to administer and settle these cases have not been material. The Company has included in its reserves amounts to cover estimated uninsured costs to settle the bodily injury cases currently filed against the Company. The Company and its insurers are vigorously defending these actions. By their very nature, civil actions relating to toxic substances vary according to the cases' fact patterns, jurisdiction and other factors. Potential additional future expenses related to alleged damages from past exposure to toxic substances is not quantifiable due to uncertainties of the number of cases, the extent of alleged damages, the population of claimants and size of any awards and/or settlements. Accordingly, the Company cannot predict the eventual number of such cases or their eventual resolution and does not include in its reserve amounts for cases that may be filed in the future. The Company has included an estimate of its potential liability for the known cases in its environmental reserves net of insurance recoveries.
The Company has recorded $1.5 million, $5.6 million and $0 in charges against earnings in fiscal year 2001, 2000, and 1999, respectively relating to additional reserves for environmental and bodily injury matters. The Company's remediation costs and bodily injury claims paid are charged against the reserves recorded.

The Company continues to negotiate with its insurance carriers and prior landowners and operators for certain past and future remediation costs. The Company has reached various agreements with its insurance carriers regarding the carriers' obligations for property damage occurring in previous fiscal years. These settlements were recorded as income and totaled $2.1 million, $0.9 million and $0 in fiscal year 2001, 2000, and 1999, respectively. The Company has recorded an asset of $18.3 million at April 1, 2001 to reflect contractual arrangements with several insurance companies to share costs for certain environmental matters.

The Company has provided total aggregate reserves of $19.9 million as of April 1, 2001 for the above, described contingent environmental and bodily injury liabilities. Due to the complexities and extensive history of the Company's environmental and bodily injury matters, the amounts and timing of future expenditures is uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

11.  OTHER CONTINGENCIES

The Company is subject to various risks and is involved in various claims and legal proceedings arising out of the ordinary course of its business. These include complex matters of contract performance specifications, employee relations, union proceedings, tax matters and Government procurement regulations. In addition, the Company is subject to various risks from natural disasters such as the earthquake that struck the Puget Sound area during the fourth quarter of fiscal year 2001. Only a portion of these risks and legal proceedings involving the Company are covered by insurance, because the availability and coverage of such insurance generally has declined or the cost has become prohibitive.

As mentioned above, during the Company's fourth quarter the Puget Sound region experienced the effects of a moderate earthquake. The Company sustained damage to its physical plant that required certain emergency repairs to be made in fiscal year 2001. Additional earthquake repairs, of a non-emergency nature will be required during fiscal year 2002. The Company is currently evaluating its alternatives and plans for repairing this damage, as well as potential recoveries by insurance.

The Company does not believe these risks or legal matters will have a material adverse impact on its financial position, results of operations, or cash flows. However, the Company continues to evaluate its exposures in each of these areas and may revise its estimates as necessary.

As a general practice within the defense industry, the Defense Contract Audit Agency ("DCAA") and other government agencies continually reviews the cost accounting practices of Government contractors. In the course of these reviews, cost accounting issues are identified, discussed and settled or resolved through agreements with the government's authorized contracting officer or through legal proceedings. Other than the normal cost accounting issues raised by the DCAA as a result of their ongoing reviews, the Company is not aware of any outstanding issues with the DCAA.

12.  COLLECTIVE BARGAINING AGREEMENT

Todd Pacific Shipyards and the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards) continue to operate under a collective bargaining agreement ratified in fiscal year 2000. That contract will expire July 31, 2002. Management considers its relations with the various unions to be stable.

13.  TREASURY STOCK

During fiscal year 2001, the Company under a stock repurchase plan repurchased an aggregate of 358,800 shares of its Common Stock, at an average price per share of $7.00. The shares were repurchased at per share prices ranging from $6.56 to $7.75, for a total consideration of $2.5 million. The number of shares held as treasury stock as of April 1, 2001, is 2,593,353.

During fiscal year 2000, the Company repurchased 293,700 shares of its stock at market prices for consideration of $1.9 million. The number of shares held as treasury stock as of April 2, 2000, was 2,169,553.

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

14.  INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                               April 1,   April 2,   March 28,
                                                  2001       2000        1999
(in thousands, except per share amount)
Numerator:
  Numerator for basic and diluted net
    income per share:
    Net income                                 $ 16,727   $  8,132    $ 17,394

Denominator:
  Denominator for basic net income per
    share - weighted average
    common shares outstanding                     9,587      9,765       9,910
  Effect of dilutive securities
  Stock options based
   on the treasury stock method using
   average market price                              89         96          52
Denominator for diluted net income per share      9,676      9,861       9,962

Basic income per share                         $   1.74   $   0.83    $   1.76
Diluted income per share                       $   1.73   $   0.82    $   1.75

15.  RECOGNITION OF GAIN ON SALE

In December 1993, the Company received $5.4 million of special project revenue bonds ("Revenue Bonds") from the Board of Trustees of the Galveston Wharves upon the sale of its Galveston shipyard facilities. The Revenue Bonds contained provisions for annual principal payments of $216 thousand beginning on January 1, 1995 with a balloon payment of $3.5 million due on January 1, 2004. The Company recognized the gain on the sale of the facility as each payment was received. As of March 29, 1998, the Company had received four annual principal payments. During fiscal year 1999, the Company received notice that all of the outstanding Revenue Bonds would be called for redemption at a redemption price of 100% of the principal amount. During fiscal year 1999, the Company recognized the remaining $4.5 million gain on the sale of its Galveston facility as other income in the accompanying Consolidated Statements of Income. The bond proceeds were received in the fourth quarter of fiscal year 1999.

16.  STOCK BASED COMPENSATION

The Company's Incentive Stock Compensation Plan (the "Plan") provides for the granting of incentive stock options, non-qualified stock options, and restricted stock or any combination of such grants to directors, officers and key employees of the Company to purchase shares of the Class A Common Stock of the Company. An aggregate of 1,000,000 shares of common stock has been authorized for issuance under the Plan. Options issued under the Plan generally vest ratably over three years and expire not more than ten years from the date of grant and are granted at prices equal to the fair value on the date of grant. There were 235,000 options available for future grant under the Plan at April 1, 2001.

A summary of stock option transactions for the years ended April 1, 2001, April 2, 2000, and March 28, 1999 is as follows:

                                   Number      Option Price   Weighted Average
                                 of Shares       Per Share     Exercise Price
Outstanding, March 29, 1998       340,000     $4.25 to $6.00          $4.74
  Granted                               -         - to     -              -
Outstanding, March 28, 1999       340,000      4.25 to  6.00           4.74
  Granted                          10,000               4.38           4.38
  Exercised                       (85,000)              4.50           4.50
Outstanding, April 2, 2000        265,000      4.25 to  6.00           4.80
  Granted                         415,000      6.55 to  7.94           6.72
  Exercised                       (55,000)     4.56 to  6.00           5.48
Outstanding, April 1, 2001        625,000      4.25 to  7.94           6.01
Exercisable, April 1, 2001        218,333     $4.25 to $7.94          $4.85

As described in Note 1, the Company has elected to account for stock-based compensation expense in accordance with APB No. 25. Accordingly, no compensation expense has been recognized for stock-based compensation since the grant price equaled the estimated fair value of the stock on the date of grant. Applying the fair value methodology of FAS No. 123 to the Company's stock option plans results in net income, which is not materially different from amounts reported. The outstanding stock options have a contractually weighted-average life of 6.2 years as of April 1, 2001.

17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Financial results by quarter for the fiscal years ended April 1, 2001 and April 2, 2000 are as follows. Each quarter is 13 weeks in length, except the second quarter of fiscal year 2000, which contains 14 weeks.
(in thousands):
                                                  Net
                           Operating            Income
                            income      Net    Per Share
                 Revenues   (loss)    income    Diluted

1st Qtr 2001    $ 33,401  $  2,405   $ 2,320  $  0.24
2nd Qtr 2001      28,681     2,276     2,602     0.27
3rd Qtr 2001      24,489      (483)    2,420     0.25
4th Qtr 2001      29,974     7,752     9,385     0.99

1st Qtr 2000    $ 29,747  $  1,259   $ 1,797  $  0.18
2nd Qtr 2000      33,136     2,060     2,678     0.27
3rd Qtr 2000      24,853     1,821     2,506     0.26
4th Qtr 2000      36,115       470     1,151     0.12

The fourth quarter of fiscal year 2001 reflects $3.9 million in additional revenue resulting from an agreement reached with the U.S. Navy to share in certain environmental insurance costs and $1.9 million in revenue associated with the Margarita II arbitration award and $0.4 million of related interest and expenses.

The fourth quarter of fiscal year 2000 reflects an environmental charge of $5.6 million associated with the Company's Harbor Island site offset by a $0.9 million environmental insurance settlement the Company reached with one of its insurance carriers.

Todd Shipyards Corporation
Schedule II - Valuation and Qualifying Reserves
For years ending April 1, 2001, April 2, 2000 and March 28, 1999
(in thousands)

Reserves deducted from assets to which they apply - Allowance for doubtful accounts:
                                                Year Ended
                                     April 1,     April 2,    March 28,
                                       2001         2000         1999
Balance at beginning of period       $  100      $   184       $  662
Charged to costs and expenses            81           52            -
Deductions from reserves (1)            (81)        (136)        (478)
Balance at close of period              100          100       $  184

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
**

ITEM 11. EXECUTIVE COMPENSATION
**

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
**

ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS
**

** The information for the above items will be provided in, and is incorporated by reference to, the 2001 Proxy Statement.

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

(b)  Reports on Form 8-K

The Company has filed the following reports on Form 8-K during the fourth quarter of its fiscal year ended April 1, 2001:

Form 8-K dated January 17, 2001 submitting the press release issued by the Company regarding the Company's 30-year agreement with an insurance company to provide broad-based insurance coverage for the remediation of the Harbor Island Superfund Site.

TODD SHIPYARDS CORPORATION
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE COVERED BY REPORT OF INDEPENDENT AUDITORS

Report of Ernst & Young LLP, Independent Auditors.............. *

Consolidated Balance Sheets at April 1, 2001,
  and April 2, 2000 ........................................... *

Consolidated Statements of Income
For the years ended April 1, 2001,
 April 2, 2000 and March 28, 1999.............................. *

Consolidated Statements of Cash Flows
For the years ended April 1, 2001,
 April 2, 2000 and March 28, 1999.............................. *

Consolidated Statements of Stockholders' Equity
For the years ended April 1, 2001,
 April 2, 2000 and March 28, 1999.............................. *

Notes to Consolidated Financial Statements
For the years ended April 1, 2001,
 April 2, 2000 and March 28, 1999.............................. *

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

 3-2   By-Laws of the Company dated November 29, 1990,               *
       as amended October 1, 1992 filed in the Company's
       Form 10-K Report for 1993 as Exhibit 3-2.

10-1   Savings Investment Plan of the Company effective              *
       April 1, 1989 filed in the Company's Form 10-K
       Report for 1995 as Exhibit 10-9.

10-2   Todd Shipyards Corporation Retirement System Plan             *
       and Amendments thereto filed in the Company's Form
       10-K Report for 1995 as Exhibit 10-10.

10-3   Todd Shipyards Corporation Incentive Stock                    *
       Compensation Plan effective October 1, 1993, approved by the shareholders of the Company at the 1994 Annual
       Meeting of Shareholders filed in the Company's Form 10-K
       Report for 1995 as Exhibit 10-19.

10-4   Secured Promissory Note and Collateral Pledge and             *
       Security Agreement between the Company and Stephen G.
       Welch dated September 28, 1999.

10-5   Secured Promissory Note and Collateral Pledge and             *
       Security Agreement between the Company and Michael G.
       Marsh dated September 28, 1999.

10-6   Employment contract between the Company and Stephen G.        #
       Welch dated February 7, 2001.

10-7   Grant of Incentive Stock Option dated February 7, 2001        #
       to Stephen G. Welch pursuant to the Incentive Stock
       Compensation Plan

10-8   Put Agreement between the Company and Stephen G.              #
       Welch dated February 7, 2001.

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

TODD SHIPYARDS CORPORATION
Registrant

By: /s/ Scott H. Wiscomb
    Scott H. Wiscomb
    Chief Financial Officer,
    Principal Financial Officer,
    Principal Accounting Officer,
    and Treasurer
    June 15, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Brent D. Baird                 /s/ Steven A. Clifford
Brent D. Baird, Director           Steven A. Clifford, Director
June 15, 2001                      June 15, 2001

/s/ Patrick W.E. Hodgson           /s/ Joseph D. Lehrer
Patrick W.E. Hodgson,              Joseph D. Lehrer, Director
Chairman,                          June 15, 2001
and Director
June 15, 2001

/s/ Philip N. Robinson             /s/ John D. Weil
Philip N. Robinson, Director       John D. Weil, Director
June 15, 2001                      June 15, 2001

/s/ Stephen G. Welch
Stephen G. Welch
President,
Chief Executive Officer,
and Director
June 15, 2001