Form 10-Q
period 2001-08-09
TODD SHIPYARDS CORP
filed 2001-08-09
CIK 98537

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


   [X]      Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

               For the quarterly period ended July 1, 2001


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

There were 9,362,680 shares of the corporation's $.01 par value common stock outstanding at July 1, 2001.

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

ITEM 1.  FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Quarterly Periods Ended July 1, 2001 and July 2, 2000
(In thousands of dollars, except per share data)

                                                       Quarter Ended
                                                     07/01/01 07/02/00

Revenues                                             $31,242  $33,401
Operating expenses:
 Cost of revenues                                     21,139   23,240
 Administrative and
  manufacturing overhead                               8,235    7,756
Total operating expenses                              29,374   30,996
Operating income                                       1,868    2,405

Investment and other income                              901      475
Gain on sale of securities                                20        -

Income before income tax expense                       2,789    2,880

Income tax expense                                      (987)    (560)

Net income                                           $ 1,802  $ 2,320

Net income per Common Share:

Basic                                                $  0.19  $  0.24
Diluted                                              $  0.19  $  0.24

Weighted Average Shares Outstanding
Basic                                                  9,363    9,701
Diluted                                                9,496    9,795

Retained earnings at
 beginning of period                                 $67,445  $50,718
Net income for the period                              1,802    2,320
Retained earnings at
 end of period                                       $69,247  $53,038


The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
Periods Ending July 1, 2001 and April 1, 2001
(In thousands of dollars)
                                                  07/01/01  04/01/01
                                                (Unaudited) (Audited)
ASSETS:
Cash and cash equivalents                         $  3,752 $ 11,901
Securities available-for-sale                       44,420   46,112
Accounts receivable, less allowance for
 doubtful accounts of $100
  U.S. Government                                    9,707    8,100
  Other                                              7,922    8,045
Costs and estimated profits in excess of
 billings on incomplete contracts                    8,277    9,619
Inventory                                            1,410    1,531
Other current assets                                   783      360
Total current assets                                76,271   85,668

Property, plant and equipment, net                  17,160   17,358

Restricted cash                                      3,088    2,538
Deferred pension asset                              30,758   30,758
Environmental insurance receivable                  17,904   18,308
Other long term assets                               1,288    1,266
Deferred taxes                                         323    1,210
Total assets                                      $146,792 $157,106

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accruals                     $  6,075 $ 18,847
Accrued payroll and related liabilities              1,557    1,348
Billings in excess of costs and estimated
 profits on incomplete contracts                     2,098    1,633
Deferred taxes                                         591      391
Taxes payable other than income taxes                  959      922
Income taxes payable                                 1,404    1,654
Total current liabilities                           12,684   24,795

Environmental and other reserves                    19,819   19,936
Accrued post retirement health benefits             18,037   18,187
Other non-current liabilities                        1,158    1,107
Total liabilities                                   51,698   64,025

Commitments and contingencies

Stockholders' equity:
Common stock $.01 par value-authorized
  19,500,000 shares, issued 11,956,033
  shares at July 1, 2001 and April 1, 2001.
  and outstanding 9,362,680 at July 1, 2001
  and at April 1, 2001                                 120      120
Paid-in capital                                     38,215   38,186
Retained earnings                                   69,247   67,445
Accumulated other comprehensive income               1,458    1,271
Treasury stock                                     (13,526) (13,526)
Notes receivable from officers for common stock       (420)    (415)
Total stockholders' equity                          95,094   93,081
Total liabilities and stockholders' equity        $146,792 $157,106


The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Quarterly Periods Ended July 1, 2001 and July 2, 2000
(in thousands of dollars)
                                                      Period Ended
                                                  07/01/01    07/02/00
OPERATING ACTIVITIES:
Net income                                       $  1,802    $  2,320
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Depreciation                                        768         708
  Environmental reserves                             (117)       (520)
  Deferred pension asset                                -        (637)
  Post retirement health benefits                    (150)       (150)
  Deferred income taxes                             1,087           -
Decrease (increase) in operating assets:
  Costs and estimated profits in excess of
   billings on incomplete contracts                 1,342        (762)
  Inventory                                           121         283
  Accounts receivable                              (1,484)      2,999
  Environmental receivable                            404           -
  Other (net)                                        (471)        128
Increase (decrease) in operating liabilities:
  Accounts payable and accruals                   (12,772)     (2,358)
  Accrued payroll and related liabilities             260        (669)
  Billings in excess of costs and estimated
   profits on incomplete contracts                    465         866
  Income taxes payable                               (250)        (45)
  Other (net)                                          37         (97)
Net cash provided by (used in)
 operating activities                              (8,958)      2,066

INVESTING ACTIVITIES:
Purchases of marketable securities                 (2,000)     (1,749)
Maturities of marketable securities                 2,150         500
Sales of marketable securities                      2,000         243
Capital expenditures                                 (544)       (135)
Other                                                (247)         45
Net cash provided by (used in) investing
 activities                                         1,359      (1,096)

FINANCING ACTIVITIES:
Restricted cash                                      (550)          -
Net cash used in financing activities                (550)          -
Net increase (decrease) in cash and cash
 equivalents                                       (8,149)        970
Cash and cash equivalents at beginning of period   11,901       5,513
Cash and cash equivalents at end of period          3,752       6,483

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                               5           -
 Income taxes                                    $    250   $     600


The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Todd Shipyards Corporation (the "Company") filed its Consolidated Financial Statements for the fiscal year ended April 1, 2001 with the Securities and Exchange Commission on Form 10-K. That report should be read in connection with this Form 10-Q.

1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements are unaudited but in the opinion of management reflect all adjustments necessary for a fair presentation of the Company's financial position and results of operations in accordance with accounting principles generally accepted in the United States applied on a consistent basis. Certain reclassifications of prior year amounts in the Consolidated Financial Statements have been made to conform to the current year presentation.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company does not expect the adoption of these statements will have a material impact on its financial statements.

3.  CONTRACTS

Combatant Maintenance Team ("CMT") Contract
During the first quarter of fiscal year 2001, the Company was awarded, by the Department of the Navy on a sole source basis, a five year, cost-type contract for the repair and maintenance of six surface combatant class vessels (frigates and destroyers) stationed in the Puget Sound area. Although the Navy has not released a notional value of the maintenance work, the Company believes that the value may be approximately $60 million to $75 million if all options are exercised. Work on this contract is being performed primarily in the Company's Seattle shipyard.

Auxiliary Oiler Explosive ("AOE") Contract
In May 1996, the Company was awarded a cost-type contract for phased maintenance repairs to four Navy AOE class supply ships during a five year availability schedule. The contract, which has been performed primarily at the Company's Seattle shipyard, had an original, notional value of $79 million.

Work on the AOE's transitioned to a new contract on June 15, 2001, when the Company was awarded a six-year, sole source cost-type contract by the Navy. This contract will represent the fourth consecutive, multi-year contract that the Company has been awarded by the Navy on the AOE class vessels. The notional value of this new contract is expected to be approximately $180 million if all options are exercised.

Planned Incremental Availability ("PIA")
In January 1999, the Department of the Navy awarded the Company a five-year cost-type contract for phased maintenance on three CVN class aircraft carriers. The notional value for this five-year contract is approximately $100 million if all options are exercised. Work on this contract is currently being performed at the Puget Sound Naval Shipyard, located in Bremerton, Washington.

4.  INCOME TAXES

During the quarter ended July 1, 2001, the Company recognized income tax expense of $1.0 million. During the quarter ended July 2, 2000, the Company recognized income tax expense of $0.6 million after applying available business tax credits.

5.  ENVIRONMENTAL MATTERS

As discussed in the Company's Form 10-K for the fiscal year ended April 1, 2001, the Company faces significant potential liabilities in connection with the alleged presence of hazardous waste materials at certain of its closed shipyards, at its Seattle shipyard and at several sites used by the Company for disposal of alleged hazardous waste. The Company has also been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances at Company facilities.

6.  COMPREHENSIVE INCOME

Comprehensive income was $2.0 million for the quarter ended July 1, 2001, which consisted of net income of $1.8 million and net unrealized gains on marketable securities of $0.2 million. Comprehensive income for the same period last fiscal year was $2.8 million, which consisted of net income of $2.3 million and net unrealized gains on marketable securities of $0.5 million.

7.  TENDER OFFER

On June 28, 2001, the Company announced a tender offer for up to 4.0 million shares of the Company's Common Stock at a price of not in excess of $8.25 or less than $7.00 per share. The exact price was determined by a procedure commonly referred to as a "Dutch Auction." This offering to repurchase up to
4.0 million shares from existing stockholders equates to approximately 42.7% of the number of shares outstanding.

At the expiration of the offer at midnight, Eastern Daylight Time, on July 31, 2001, an aggregate of 4,136,334 shares had been tendered in response to the Company's offer at prices ranging from $7.00 to $8.25 with $8.25 being the lowest price at which the Company could purchase the 4,000,000 shares sought. The Company elected to increase the number of shares purchased in order to avoid proration procedures otherwise applicable to the offer.

Upon completion of the offer, the Company's stockholders' equity will decline from approximately $95 million at July 1, 2001, to approximately $61 million (see Part II, Item 5. for additional tender offer information).

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

Revenue - The Company's first quarter revenue of $31.2 million reflects a decrease of $2.2 million (6%) from fiscal year 2001 first quarter levels. During the first quarter of fiscal year 2002, the Company's revenue from commercial and government repair and overhaul activities decreased $1.7 million, while revenues from new construction activities decreased $0.5 million from the comparable prior year period.

Decreases in revenue from commercial and governmental repair and overhaul activities are due primarily to the fluctuations in the size and number of related bidding opportunities available to the Company, as well as the Company's bidding success. Decreases in new construction revenue are caused by the absence of new construction activities being performed by the Company in fiscal year 2002.

Cost of Revenue - Cost of revenue during the first quarter of fiscal year 2002 was 21.1 million, or 68% of revenue. Cost of revenue during the first quarter of fiscal year 2001 was $23.2 million, or 70% of revenue. The decrease in cost of revenue as a percentage of total revenue during the first quarter of fiscal year 2002 resulted from favorable award and incentive fee performance on cost type contracts during the first quarter.

Administrative and manufacturing overhead expense - Overhead costs for administrative and manufacturing activities were $8.2 million, or 26% of revenue, for the first quarter of fiscal year 2002 and $7.8 million, or 23% of revenue, for the first quarter of fiscal 2001. The increase in administrative and manufacturing overhead as a percentage of revenue is primarily due to the Company's increased costs associated with repairs to its physical plant from damage sustained in last fiscal years' Puget Sound earthquake.

Investment and other income - Investment and other income for the first quarter of fiscal year 2002 was $0.9 million. During the first three months of fiscal year 2001 the Company recorded $0.5 million in investment and other income.

Gain on sale of available-for-sale securities - During the first quarter of fiscal year 2002, the Company reported a gain from the sale of available-for-sale securities of $20,000. During the first quarter of fiscal year 2001, the Company did not realize any gains from the sale of available-for-sale securities.

Income taxes - During the quarter ended July 1, 2001, the Company recognized income tax expense of $1.0 million. During the quarter ended July 2, 2000, the Company recognized income tax expense of $0.6 million after applying available business tax credits.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ending July 1, 2001, the Company made its second and final cash payment in connection with its contractual arrangement with an insurance company relating to remediation costs at the Harbor Island Superfund Site. The Company has made total cash payments of approximately $16.0 million to an insurance company in connection with this contractual arrangement.

Upon completing the repurchase of 4.1 million shares through the "Dutch Auction" tender offer in the second quarter of fiscal year 2002, the Company's current cash and marketable securities position will be reduced by approximately $34.1 million. The Company anticipates that its remaining cash and marketable securities position, anticipated fiscal year 2002 cash flow, access to credit facilities and capital markets, taken together, will provide sufficient liquidity to fund operations for this fiscal year. Accordingly, shipyard capital expenditures are expected to be financed out of working capital. A change in the composition or timing of projected work could cause capital expenditures and repair and maintenance expenditures to increase.

Working Capital
Working capital during the first three months of fiscal year 2002 improved slightly from the beginning of the fiscal year. Working capital for the period ending July 1, 2001 was $63.6 million, which represents an increase of $2.7 million (4%) from the working capital reported at the end of fiscal year 2001.

Working capital will be significantly reduced as a result of the "Dutch Auction" tender offer in the Company's second quarter of fiscal year 2002. It is anticipated that working capital will be reduced by approximately $34.1 million when the offer is completed. The Company is utilizing its existing cash and marketable securities reserves to fund the share repurchases completed through this offering.

Unbilled Receivables
As of July 1, 2001 unbilled items on completed contracts totaled $2.6 million compared with $1.1 million at the end of the first quarter of fiscal year 2001 and $6.8 million at the beginning of fiscal year 2002.

Capital Expenditures
Capital expenditures for the first quarter of fiscal 2002 were $0.5 million compared to $0.2 million in the first quarter of fiscal year 2001. The increase in capital expenditures during the first quarter of fiscal year 2002 when compared to last fiscal year reflects fluctuations in the timing of projects. The Company anticipates total capital expenditures for fiscal year 2002 to be comparable to fiscal year 2001 levels.

Credit Facility
During the first quarter of fiscal year 2002, Todd Pacific Shipyards Corporation, a wholly owned subsidiary of the Company, negotiated a $10.0 million revolving credit facility. The credit facility, which is renewable on a bi-annual basis, will provide Todd Pacific with greater flexibility in funding its operational cash flow needs. There were no outstanding borrowings as of July 1, 2001. Todd Pacific did not have a credit facility in place during fiscal year 2001 and therefore, had no outstanding borrowings as of July 2, 2000.

Stock Repurchase
On June 28, 2001, the Company announced a tender offer for up to 4.0 million shares of the Company's Common Stock at a price of not in excess of $8.25 or less than $7.00 per share. The exact price was determined by a procedure commonly referred to as a "Dutch Auction." This offering to repurchase up to
4.0 million shares from existing stockholders equates to approximately 42.7% of the number of shares outstanding.

At the expiration of the offer at midnight, Eastern Daylight Time, on July 31, 2001, an aggregate of 4,136,334 shares had been tendered in response to the Company's offer at prices ranging from $7.00 to $8.25 with $8.25 being the lowest price at which the Company could purchase the 4,000,000 shares sought. The Company elected to increase the number of shares purchased in order to avoid proration procedures otherwise applicable to the offer.

Upon completion of the offer, the Company's stockholders' equity will decline from approximately $95 million at July 1, 2001, to approximately $61 million. As previously reported, the Company's working capital will also be reduced by $34.1 million, which will adversely affect the Company's ability to generate investment gains and income in the future. However, the fewer number of shares outstanding is expected to favorably impact earnings per share from operations, although it would intensify losses per share from operations if losses were to occur (see Part II, Item 5. for additional tender offer information).

ENVIRONMENTAL MATTERS

On-Going Operations - Recurring costs associated with the Company's environmental compliance program are not material and are expensed as incurred. Capital expenditures in connection with environmental compliance are not material to the Company's financial statements.

Past Activities - The Company faces significant potential liabilities in connection with the alleged presence of hazardous waste materials at some of its closed shipyards, at its Harbor Island shipyard, and at several sites used by the Company to dispose of alleged hazardous waste. The Company has also been named as defendant in civil actions by parties alleging damages from past exposure to toxic substances at Company facilities. The nature of environmental investigation and clean up activities makes it difficult to determine the timing and amount of any estimated future cash flows that may be required for remedial efforts. The Company reviews these matters and accrues for estimated costs associated with remediation of environmental pollution when it becomes probable that a liability has been incurred and when the amount of the Company's liability (or the Company's proportionate share of the amount) can be reasonably estimated.

Harbor Island Site
As discussed further in the Company's Form 10-K for the year ending April 1, 2001, the Company and several other parties have been named as potential responsible parties by the Environmental Protection Agency ("EPA") pursuant to the Comprehensive Environmental, Response, Compensation, and Liability Act in connection with the documented release of hazardous substances, pollutants, and contaminants at the Harbor Island Superfund Site upon which the Seattle Shipyard is located.

BACKLOG

At July 1, 2001 the Company's firm shipyard backlog consists of approximately $32 million of repair and overhaul work. The Company's repair and overhaul work generally is of short duration with little advance notice. The Company's backlog at July 2, 2000 was approximately $28 million.

FUTURE SHIPYARD OPERATIONS

The Company's future profitability depends largely on the ability of the shipyard to maintain an adequate volume of repair and overhaul business. The Company competes with other northwest and west coast shipyards, some of which have more modern facilities, lower labor cost structures, or access to greater financial resources.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company does not expect the adoption of these statements will have a material impact on its financial statements.

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On June 28, 2001, the Company commenced a "Dutch Auction" tender seeking to repurchase up to 4,000,000 shares of its common stock at a price of not more than $8.25 per share nor less than $7.00 per share. Under the terms of the tender, the purchase price for all shares to be repurchased was fixed at the lowest price (in increments of $0.05) at which the Company would be able to purchase the lesser of (i) all shares properly tendered or (ii) 4,000,000 shares; provided, however, that under rules applicable to the offer adopted by the Securities and Exchange Commission ("SEC") the Company had the ability to increase the number of shares sought in the auction from 4,000,000 to 4,187,253 without amending or extending the offer.

The terms of the tender offer are more particularly described in a statement on Schedule TO filed with the SEC on June 28, 2001, and in the exhibits thereto.

Results of the Offer

At the expiration of the offer at midnight, Eastern Daylight Time, on July 31, 2001, an aggregate of 4,136,334 shares had been tendered in response to the Company's offer at prices ranging from $7.00 to $8.25 with $8.25 being the lowest price at which the Company could purchase the 4,000,000 shares sought. The Company elected to increase the number of shares purchased in order to avoid proration procedures otherwise applicable to the offer.

Following verification of the tenders and receipt of shares tendered subject to guarantees of delivery, an aggregate of 4,136,124 shares were purchased at a price of $8.25 per share, resulting in an aggregate purchase price of $34.1 million. The Company estimates that its expenses in connection with the offer were approximately $0.5 million. The Company utilized available cash and proceeds from available for sale securities to fund the share repurchases completed through the offer.

In connection with the offer, certain of the Company's directors and executive officers tendered and sold a portion of their respective holdings. The following table reflects the number of shares beneficially owned by each director and officer, and by all directors and officers as a group, as of July 31, 2001, the number of shares purchased pursuant to the offer, and the resulting number of shares and related percentage of shares of the Company's common stock held as of August 1, 2001:

                       Amount of                    Amount of
                        Shares                       Shares
                      Beneficially    Number of    Beneficially
                        Owned at       Shares        Owned at     Percent of
                        07/31/01      Tendered       08/01/01     Shares Owned

Directors

Brent D. Baird         1,371,800       700,000       671,800         12.8%
Steven A. Clifford         8,000             -         8,000             *
Patrick W.E. Hodgson     165,000        45,000       120,000          2.2%
Joseph D Lehrer            2,000             -         2,000             *
Phillip N. Robinson      103,500        58,000        45,500             *
John D. Weil           1,020,600       602,000 (1)   418,600          8.0%
Stephen G. Welch (2)     105,510        95,000        10,510             *

Officers

Michael G. Marsh          40,718        25,718        15,000             *
Roland H. Webb             5,644         5,644             -             *
Scott H. Wiscomb          18,543        18,543             -             *

All Directors and
Officers as a Group    2,841,315     1,549,905     1,291,410         24.0%

*less than one percent

(1) Includes 32,000 shares tendered by holders with whom Mr. Weil may have been deemed to have held shared voting and/or dispositive control. Mr. Weil disclaims any economic ownership in such holding.

(2) Mr. Welch is also President and Chief Executive Officer

In addition to the tenders and purchases referenced above, (i) the Company's Retirement Plan made a tender pursuant to which 172,000 shares were repurchased in the offer; and (ii) participants in the Company's 401(k) Retirement Savings Plan, including certain officers listed above, made tenders pursuant to which 13,742 shares were repurchased.

Certain Effects of the Offer

As set forth above, the costs of repurchasing the 4,136,124 shares pursuant to the Offer to Purchase including expenses are estimated at $34.6 million. In connection with certain tenders, the Company received proceeds aggregating $0.1 million relating to option exercises by officers and also received repayment of $0.4 million of indebtedness relating to shares acquired by
certain officers in prior option exercises.   As a result of the foregoing,
the repurchases will result in a net decrease of approximately $34.1 million in the Company's stockholders' equity and a net reduction in the number of shares outstanding from 9,362,680 to 5,226,556. The reduction in the number of shares outstanding is expected to favorably impact earnings per share from operations, although it would intensify losses per share from operations if losses were to occur.

Since the purchase price per share pursuant to the Offer to Purchase was less than the book value per share of the Company's Common Stock, the effect of the transaction is to increase the Company's book value per share. Giving effect to the repurchase as of July 1, 2001, the end of the Company's first quarter of the current fiscal year, the book value per share would have increased from $10.16 to $11.66.

The market capitalization for the Company's common stock, based on the price per share as of August 1, 2001, declined from approximately $79 million to approximately $44 million as a result of the completed tender offer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K.

The Company has filed the following report on Form 8-K during the first quarter ending July 1, 2001:

Form 8-K dated May 21, 2001 submitting the press release issued by the Company regarding the Company's announcement of its award of approximately $1.86 million in an arbitration proceeding over construction of a floating electrical power plant.

Form 8-K dated June 18, 2001 submitting the press release issued by the Company regarding the Company's award by the U.S. Navy of the renewal of a contract for the phased maintenance of the four AOE class supply ships home ported at Bremerton, Washington.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TODD SHIPYARDS CORPORATION
Registrant


By: _______________________________
   Scott H. Wiscomb
   Chief Financial Officer and Treasurer
   August 9, 2001