Form 10-Q
period 2001-09-30
TODD SHIPYARDS CORP
filed 2001-10-30
CIK 98537

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


   [X]      Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2001


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

There were 5,253,222 shares of the corporation's $.01 par value common stock outstanding at September 30, 2001.

<1>

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

<2>

ITEM 1.  FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
 (In thousands of dollars, except per share data)

	                               Quarter Ended     Six Months Ended
                                  09/30/01  10/01/00  09/30/01  10/01/00

Revenues                           $31,017  $28,681    $62,259  $62,082
Operating expenses:
 Cost of revenue                    21,720   19,075     42,859   42,315
 Administrative and
  manufacturing overhead
  expense                            7,595    7,330     15,830   15,086
 Provision for environmental
  reserve                             (465)       -       (465)       -
Total operating expenses            28,850   26,405     58,224   57,401

Operating income                     2,167    2,276      4,035    4,681

Investment and other income            333      970      1,234    1,445

Gain (loss) on sale of securities    2,089       (4)     2,109       (4)

Income before income tax expense     4,589    3,242      7,378    6,122

Income tax expense                  (1,618)    (640)    (2,605)  (1,200)

Net income                          $2,971  $ 2,602   $  4,773   $4,922

Net income per Common Share:
Basic                               $ 0.44  $  0.27   $   0.59   $ 0.51
Diluted                             $ 0.43  $  0.27   $   0.58   $ 0.50

Weighted Average Shares Outstanding:
Basic                                6,828    9,711      8,108    9,706
Diluted                              6,964    9,797      8,240    9,796

Retained earnings at
 beginning of period               $69,247  $53,038    $67,445  $50,718
Income for the period                2,971    2,602      4,773    4,922
Retained earnings at
 end of period                     $72,218  $55,640    $72,218  $55,640

The accompanying notes are an integral part of this statement.

<3>

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
Periods Ending September 30, 2001 and April 1, 2001
(In thousands of dollars)
                                                  09/30/01  04/01/01
                                                (Unaudited) (Audited)
ASSETS:
Cash and cash equivalents                         $ 10,202 $ 11,901
Securities available-for-sale                       10,272   46,112
Accounts receivable, less allowance for
 doubtful accounts of $100
  U.S. Government                                   13,451    8,100
  Other                                              3,169    8,045
Costs and estimated profits in excess of
 billings on incomplete contracts                    5,674    9,619
Inventory                                            1,624    1,531
Other current assets                                   842      360
Total current assets                                45,234   85,668

Property, plant and equipment, net                  17,062   17,358

Restricted cash                                      3,244    2,538
Deferred pension asset                              30,758   30,758
Environmental insurance receivable                  16,875   18,308
Other long term assets                               1,309    1,266
Deferred taxes                                           -    1,210
Total assets                                      $114,482 $157,106

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accruals                     $  6,433 $ 18,847
Accrued payroll and related liabilities              1,420    1,348
Billings in excess of costs and estimated
 profits on incomplete contracts                     2,699    1,633
Deferred taxes                                           -      391
Taxes payable other than income taxes                  656      922
Income taxes payable                                 1,335    1,654
Total current liabilities                           12,543   24,795

Environmental and other reserves                    18,954   19,936
Accrued post retirement health benefits             17,887   18,187
Deferred taxes                                       1,168        -
Other non-current liabilities                        1,201    1,107
Total liabilities                                   51,753   64,025

Commitments and contingencies

Stockholders' equity:
Common stock $.01 par value-authorized
  19,500,000 shares, issued 11,956,033
  shares at September 30, 2001 and April 1, 2001
  and outstanding 5,253,222 at September 30, 2001
  and 9,362,680 at April 1, 2001                       120      120
Paid-in capital                                     38,325   38,186
Retained earnings                                   72,218   67,445
Accumulated other comprehensive income                  84    1,271
Treasury stock                                     (48,018) (13,526)
Notes receivable from officers for common stock          -     (415)
Total stockholders' equity                          62,729   93,081
Total liabilities and stockholders' equity        $114,482 $157,106
The accompanying notes are an integral part of this statement.

<4>

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Month Periods Ended September 30, 2001 and October 1, 2000
(in thousands of dollars)
                                                      Period Ended
                                                  09/30/01    10/01/00
OPERATING ACTIVITIES:
Net income                                       $  4,773    $  4,922
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Depreciation                                      1,525       1,589
  Environmental reserves                             (982)       (173)
  Deferred pension asset                                -      (1,275)
  Post retirement health benefits                    (300)       (300)
  Deferred income taxes                             1,987           -
Decrease (increase) in operating assets:
  Costs and estimated profits in excess of
   billings on incomplete contracts                 3,945       7,145
  Inventory                                           (93)        106
  Accounts receivable                                (475)     (3,677)
  Environmental receivable                          1,433           -
  Other (net)                                        (566)         29
Increase (decrease) in operating liabilities:
  Accounts payable and accruals                   (12,414)     (3,988)
  Accrued payroll and related liabilities             166        (713)
  Billings in excess of costs and estimated
   profits on incomplete contracts                  1,066         665
  Income taxes payable                               (319)       (205)
  Other (net)                                        (266)       (462)
Net cash provided by (used in)
 operating activities                                (520)      3,663

INVESTING ACTIVITIES:
Purchases of marketable securities                 (3,733)    (11,850)
Maturities of marketable securities                 5,150         486
Sales of marketable securities                     33,236      10,000
Capital expenditures                               (1,188)     (1,122)
Other                                                  59          19
Net cash provided by (used in) investing
 activities                                        33,524      (2,467)

FINANCING ACTIVITIES:
Restricted cash                                      (706)          -
Purchase of treasury stock                        (34,530)       (117)
Proceeds from exercise of stock options               118         120
Notes receivable from officers for common stock       415           -
Net cash provided by (used in)
 financing activities                             (34,703)          3

Net increase (decrease) in cash and cash
 equivalents                                       (1,699)      1,199
Cash and cash equivalents at beginning of period   11,901       5,513
Cash and cash equivalents at end of period       $ 10,202   $   6,712

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                        $      5   $       -
 Income taxes                                    $    319   $   1,400

The accompanying notes are an integral part of this statement.

<5>

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

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company is currently analyzing the impact of these statements but does not expect the adoption of either will have a material impact on its financial statements.

3.  CONTRACTS

Auxiliary Oiler Explosive ("AOE") Contract
During the first quarter of fiscal year 2002, the Company was awarded a six-year, sole source cost-type contract for phased maintenance repairs to four Department of Navy AOE class supply ships. This contract represents the fourth consecutive, multi-year contract that the Company has been awarded by the Navy on the AOE class vessels. The notional value of this new contract is expected to be approximately $180 million if all options are exercised. Work on this contract is being performed primarily in the Company's Seattle shipyard.

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

Planned Incremental Availability ("PIA")
During the fourth quarter of fiscal year 1999, the Department of the Navy awarded the Company a five-year cost-type contract for phased maintenance on three CVN class aircraft carriers. The notional value for this five-year contract is approximately $100 million if all options are exercised. Work on this contract is currently being performed at the Puget Sound Naval Shipyard, located in Bremerton, Washington.

<6>

4.  INCOME TAXES

During the quarter and first six months ending September 30, 2001, the Company recognized income tax expense of $1.6 and $2.6 million, respectively. During the quarter and first six months ending October 1, 2000, the Company recognized income tax expense of $0.6 million and $1.2 million, respectively, after applying available business tax credits.

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

In the fourth quarter of fiscal year 2001, the Company entered into a 30-year agreement with an insurance company that provides the Company with broad-based insurance coverage for the remediation of the Company's operable units at the Harbor Island Superfund Site.

The agreement provides coverage for the known liabilities in an amount not to exceed policy limits. These limits currently exceed the Company's current booked reserves of approximately $15.0 million. Additionally, the Company has entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

During the second quarter of fiscal year 2002, the Company received a reimbursement from a certain Harbor Island potentially responsible party for certain past environmental costs incurred by the Company. This reimbursement in the amount of $0.5 million is reflected in the financial results reported for both the quarter and six month period ending September 30, 2001.

6.  COMPREHENSIVE INCOME

Comprehensive income was $1.6 million for the quarter ended September 30, 2001, which consisted of net income of $3.0 million and the change in net unrealized gains on marketable securities of $(1.4) million, which is recorded in accumulated other comprehensive income. For the six month period then ended, the Company reported comprehensive income of $3.6 million, which consisted of net income of $4.8 million and the change in net unrealized gains on marketable securities of $(1.2) million, which is recorded in accumulated other comprehensive income.

During the same periods last fiscal year, the Company reported comprehensive income of $3.4 million and $6.2 million, respectively. Comprehensive income during these periods consisted of net income of $2.6 million and $4.9 million, respectively, and the change in net unrealized gains on marketable securities of $0.8 million and $1.3 million, respectively, which are recorded in accumulated other comprehensive income.

7.  TENDER OFFER

The Company repurchased an aggregate of 4,136,124 shares of its common stock at a price of $8.25 per share through its tender offer ("Dutch Auction") that was completed as of July 31, 2001. The Company's stockholders' equity declined approximately $34 million as a result of the share repurchases.

<7>

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

Revenue - The Company's second quarter revenue of $31.0 million reflects an increase $2.3 million (8%) from last year's level of $28.7 million. The entire $2.3 million increase is attributable to commercial and government repair and overhaul activities.

Revenue for the six month period ending September 30, 2001 was $62.3 million, which reflects a slight increase of $0.2 million from last year's level of $62.1 million. During the first six months of fiscal year 2002, the Company's revenue from commercial and government repair and overhaul activities increased $0.7 million, while new construction revenue decreased $0.5 million. Decreases in new construction revenue are caused by the absence of new construction activities being performed by the Company in fiscal year 2002 and reflect the Company's decision to focus on repair and overhaul opportunities.

Cost of Revenue - Cost of revenue during the second quarter of fiscal year 2002 was $21.7 million, or 70% of revenue. Cost of revenue during the second quarter of fiscal year 2001 was $19.1 million, or 67% of revenue. The increase in cost of revenue as a percentage of total revenue during the second quarter of fiscal year 2002 resulted from lower margins experienced in completing several government and commercial repair and overhaul jobs.

Cost of revenue during the first six months of fiscal year 2002 was $42.9 million, or 69%. Cost of revenue during the first six months of fiscal year 2001 was $42.3 million, or 68% of revenue. The increase in cost of revenue as a percentage of total revenue during the first six months of fiscal year 2002 resulted from lower margins experienced in completing several government and commercial repair and overhaul jobs, partially offset by favorable award and incentive fee performance on cost type contracts during the first quarter.

Administrative and manufacturing overhead expense - Overhead costs for administrative and manufacturing activities were $7.6 million, or 24% of revenue, for the second quarter of fiscal year 2002 and $7.3 million, or 26% of revenue, for the second quarter of fiscal 2001. The decrease in administrative and manufacturing overhead as a percentage of revenue is primarily attributable to reduced environmental related legal expenses and higher planned maintenance costs experienced in the second quarter of fiscal year 2001.

Administrative and manufacturing overhead costs for the first six months of fiscal year 2002 were $15.8 million, or 25% of revenue. During the same period last fiscal year, administrative and manufacturing overhead costs were $15.1 million, or 24% of revenue. The increase in administrative and manufacturing overhead as a percentage of revenue is primarily due to the Company's increased costs associated with repairs made during the first quarter to its physical plant from damage sustained in the Puget Sound earthquake that occurred during fiscal year 2001.

<8>

Investment and other income - Investment and other income for the second quarter of fiscal year 2002 was $0.3 million. During the first six months of fiscal year 2002 the Company recorded $1.2 million in investment and other income. Investment and other income for fiscal year 2001 second quarter and for the first six months were $1.0 million and $1.4 million, respectively.

Gain on sale of available-for-sale securities - In both the second quarter and first six months of fiscal year 2002, the Company reported a gain from the sale of available-for-sale securities of $2.1 million. In both the second quarter and first six months of fiscal year 2001, the Company reported a loss from the sale of available-for-sale securities of $4,000.

Income taxes - During the quarter and first six months ending September 30, 2001, the Company recognized income tax expense of $1.6 and $2.6 million, respectively. During the quarter and first six months ending October 1, 2000, the Company recognized income tax expense of $0.6 million and $1.2 million, respectively, after applying available business tax credits.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ending September 30, 2001, the Company completed the repurchase of 4.1 million shares through its "Dutch Auction" tender offer.
The completion of this offer reduced the Company's current cash and marketable securities position by approximately $34 million.

The Company anticipates that its remaining cash and marketable securities position, anticipated fiscal year 2002 cash flow, access to credit facilities and capital markets, taken together, will provide sufficient liquidity to fund operations for this fiscal year. Accordingly, shipyard capital expenditures are expected to be financed out of working capital. A change in the composition or timing of projected work could cause capital expenditures and repair and maintenance expenditures to be impacted either favorably or unfavorably.

Working Capital
Working capital for the period ending September 30, 2001 was $32.7 million, a decrease of $28.2 million (46%) from the working capital reported at the end of fiscal year 2001. This decrease is attributable to the repurchase of 4.1 million shares through the Company's "Dutch Auction" tender offer completed during the second quarter of this fiscal year.

Unbilled Receivables
As of September 30, 2001, unbilled items on completed contracts totaled $1.9 million compared with $1.4 million at the end of the second quarter of fiscal year 2001 and $6.8 million at the beginning of fiscal year 2002.

Capital Expenditures
Capital expenditures for the second quarter of fiscal 2002 were $0.7 million compared to $1.0 million in the second quarter of fiscal year 2001. Capital expenditures for the first six months of fiscal year 2002 were $1.2 million compared to $1.1 million during the first six months of fiscal year 2001.

Fluctuations reported in capital expenditure levels between comparable periods last fiscal year reflect the timing of various projects. The Company anticipates total capital expenditures for fiscal year 2002 will be comparable to fiscal year 2001 levels.

<9>

Credit Facility
During the first quarter of fiscal year 2002, Todd Pacific Shipyards Corporation, a wholly owned subsidiary of the Company, negotiated a $10.0 million revolving credit facility. The credit facility, which is renewable on a bi-annual basis, will provide Todd Pacific with greater flexibility in funding its operational cash flow needs. There were no outstanding borrowings as of September 30, 2001. Todd Pacific did not have a credit facility in place during fiscal year 2001 and therefore, had no outstanding borrowings as of October 1, 2000.

Stock Repurchase
The Company repurchased an aggregate of 4,136,124 shares of its common stock at a price of $8.25 per share through its tender offer ("Dutch Auction") that was completed as of July 31, 2001. The Company's stockholders' equity declined approximately $34 million as a result of the share repurchases.

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

In the fourth quarter of fiscal year 2001, the Company entered into a 30-year agreement with an insurance company that provides the Company with broad-based insurance coverage for the remediation of the Company's operable units at the Harbor Island Superfund Site.

The agreement provides coverage for the known liabilities in an amount not to exceed policy limits. These limits currently exceed the Company's current booked reserves of approximately $15.0. Additionally, the Company has entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

During the second quarter of fiscal year 2002, the Company received a reimbursement from a certain Harbor Island potentially responsible party for certain past environmental costs incurred by the Company. This reimbursement in the amount of $0.5 million is reflected in the financial results reported for both the quarter and six month period ending September 30, 2001.

<10>

BACKLOG

At September 30, 2001 the Company's firm shipyard backlog consists of approximately $25 million of repair and overhaul work. The Company's repair and overhaul work generally is of short duration with little advance notice. The Company's backlog at October 1, 2000 was approximately $20 million.

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders (the "Meeting") was held on September 10, 2001 in Seattle, Washington.

At the meeting the stockholders elected seven directors, each of whom will serve until the next Annual Meeting of Shareholders or until his respective successor shall have been elected and qualified or until his earlier resignation or removal. The Board of Directors elected at the Meeting and the votes cast in favor of their election (with the votes cast in favor of their election out of a total of 9,362,680 entitled to vote) are as follows: Brent
D. Baird (8,001,956); Steven A. Clifford (8,001,281); Patrick W.E. Hodgson (7,885,416); Joseph D. Lehrer (7,995,851); Philip N. Robinson (8,001,926);
John D. Weil (8,001,926); and Stephen G. Welch (7,884,946).

The shareholders ratified the appointment of Ernst & Young LLP as the Company's independent public accountants by a vote of 8,010,572 to 941 with 4,864 abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K.

None

<11>

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TODD SHIPYARDS CORPORATION
Registrant


By: _______________________________
   Scott H. Wiscomb
   Chief Financial Officer and Treasurer
   October 30, 2001


<12>