Form 10-Q
period 2001-12-30
TODD SHIPYARDS CORP
filed 2002-01-29
CIK 98537

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


   [X]      Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

               For the quarterly period ended December 30, 2001


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

There were 5,253,222 shares of the corporation's $.01 par value common stock outstanding at December 30, 2001.












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








































ITEM 1.  FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
 (In thousands of dollars, except per share data)

	                                     Quarter Ended     Nine Months Ended
                                  12/30/01  12/31/00  12/30/01  12/31/00

Revenues                           $30,556  $24,489    $92,815  $86,571
Operating expenses:
 Cost of revenue                    22,003   18,073     64,862   60,388
 Administrative and
  manufacturing overhead
  expense                            7,193    6,899     23,023   21,985
 Provision for environmental
  reserve                                -       -        (465)       -
Total operating expenses            29,196   24,972     87,420   82,373

Operating income (loss)              1,360     (483)     5,395    4,198

Investment and other income            317      932      1,551    2,377

Gain on sale of securities              63    1,324      2,172    1,320

Income before income tax             1,740    1,773      9,118    7,895

Income tax expense (benefit)           616    (647)      3,221      553

Net income                          $1,124  $ 2,420   $  5,897   $7,342

Net income per Common Share:
Basic                               $ 0.21  $  0.25   $   0.82   $ 0.76
Diluted                             $ 0.21  $  0.25   $   0.81   $ 0.75

Weighted Average Shares Outstanding:
Basic                                5,253    9,573      7,148    9,662
Diluted                              5,388    9,649      7,279    9,747

Retained earnings at
 beginning of period               $72,218  $55,640    $67,445  $50,718
Income for the period                1,124    2,420      5,897    7,342
Retained earnings at
 end of period                     $73,342  $58,060    $73,342  $58,060
















The accompanying notes are an integral part of this statement.
TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
 (In thousands of dollars)
                                                  12/30/01  04/01/01
                                                (Unaudited) (Audited)
ASSETS:
Cash and cash equivalents                         $  7,673 $ 11,901
Securities available-for-sale                       12,289   46,112
Accounts receivable, less allowance for
 doubtful accounts of $100
  U.S. Government                                   12,816    8,100
  Other                                              6,553    8,045
Costs and estimated profits in excess of
 billings on incomplete contracts                    7,733    9,619
Inventory                                            1,340    1,531
Other current assets                                 1,116      360
Total current assets                                49,520   85,668

Property, plant and equipment, net                  16,807   17,358

Restricted cash                                      3,244    2,538
Deferred pension asset                              30,758   30,758
Environmental insurance receivable                  19,823   18,308
Other long term assets                               1,327    1,266
Deferred taxes                                           -    1,210
Total assets                                      $121,479 $157,106

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accruals                     $  6,979 $ 18,847
Accrued payroll and related liabilities              1,661    1,348
Billings in excess of costs and estimated
 profits on incomplete contracts                     3,990    1,633
Deferred taxes                                         164      391
Taxes payable other than income taxes                  477      922
Income taxes payable                                 1,335    1,654
Total current liabilities                           14,606   24,795

Environmental and other reserves                    21,652   19,936
Accrued post retirement health benefits             17,737   18,187
Deferred taxes                                       1,863        -
Other non-current liabilities                        1,247    1,107
Total liabilities                                   57,105   64,025

Commitments and contingencies

Stockholders' equity:
Common stock $.01 par value-authorized
  19,500,000 shares, issued 11,956,033
  shares at December 30, 2001 and April 1, 2001
  and outstanding 5,253,222 at December 30, 2001
  and 9,362,680 at April 1, 2001                       120      120
Paid-in capital                                     38,354   38,186
Retained earnings                                   73,342   67,445
Accumulated other comprehensive income                 576    1,271
Treasury stock                                     (48,018) (13,526)
Notes receivable from officers for common stock          -     (415)
Total stockholders' equity                          64,374   93,081
Total liabilities and stockholders' equity        $121,479 $157,106


The accompanying notes are an integral part of this statement.
TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Month Periods Ended December 30, 2001 and December 31, 2000
(in thousands of dollars)
                                                      Period Ended
                                                  12/30/01    12/31/00
OPERATING ACTIVITIES:
Net income                                       $  5,897    $  7,342
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Depreciation                                      2,275       2,337
  Environmental reserves                            1,716        (432)
  Deferred pension asset                                -      (1,912)
  Post retirement health benefits                    (450)       (450)
  Deferred income taxes                             2,846           -
Decrease (increase) in operating assets:
  Costs and estimated profits in excess of
   billings on incomplete contracts                 1,886       5,561
  Inventory                                           191         400
  Accounts receivable                              (3,224)      1,126
  Environmental receivable                         (1,515)          -
  Other (net)                                        (800)         51
Increase (decrease) in operating liabilities:
  Accounts payable and accruals                   (11,868)     (3,454)
  Accrued payroll and related liabilities             453         (42)
  Billings in excess of costs and estimated
   profits on incomplete contracts                  2,357        (115)
  Income taxes payable                               (319)       (852)
  Other (net)                                        (445)       (672)
Net cash provided by (used in)
 operating activities                              (1,000)      8,888

INVESTING ACTIVITIES:
Purchases of marketable securities                 (6,063)    (16,575)
Maturities of marketable securities                 5,150      10,000
Sales of marketable securities                     34,041       3,850
Capital expenditures                               (1,741)     (2,481)
Other                                                  88         (69)
Net cash provided by (used in)
 investing  activities                             31,475      (5,275)

FINANCING ACTIVITIES:
Restricted cash                                      (706)          -
Purchase of treasury stock                        (34,530)     (2,511)
Proceeds from exercise of stock options               118         120
Notes receivable from officers for common stock       415           -
Net cash used in financing activities             (34,703)     (2,391)

Net increase (decrease) in cash and cash
 equivalents                                       (4,228)      1,222
Cash and cash equivalents at beginning of period   11,901       5,513
Cash and cash equivalents at end of period       $  7,673   $   6,735

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                        $      5   $       -
 Income taxes                                    $    319   $   1,400



The accompanying notes are an integral part of this statement.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Todd Shipyards Corporation (the "Company") filed its Consolidated Financial Statements for the fiscal year ended April 1, 2001 with the Securities and Exchange Commission on Form 10-K. The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis contained in that report should be read in connection with this Form 10-Q.

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

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company has analyzed the impact of these statements and does not expect the adoption of either will have a material impact on its financial statements.

In October 2001, the FASB, issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. The FASB's new rules on asset impairment supersedes FASB Statement No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and provides a single accounting model for long-lived assets to be disposed of. The Company is currently analyzing the impact of this statement but does not expect the adoption will have a material impact on its financial statements.

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

4.  INCOME TAXES

During the third quarter and first nine months ended December 30, 2001, the Company recognized federal income tax expense of $0.6 million and $3.2 million, respectively. During the quarter ended December 31, 2000, the Company recognized a federal income tax benefit of $0.6 million, which resulted from the Company's reevaluation of its anticipated overall tax rate for that year and use of available business tax credits and other qualifying deductions. For the nine month period then ended, the Company recognized federal income tax expense of $0.6 million.

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

In the fourth quarter of fiscal year 2001, the Company entered into a 30-year agreement with an insurance company that provides broad-based insurance coverage for the remediation of the Company's operable units at the Harbor Island Superfund Site.

The agreement provides coverage for the known liabilities in an amount not to exceed policy limits. These limits currently exceed the Company's current booked reserves of approximately $17.9 million. Additionally, the Company has entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

During the second quarter of fiscal year 2002, the Company received a reimbursement from a certain Harbor Island potentially responsible party for certain past environmental costs incurred by the Company. This reimbursement in the amount of $0.5 million is reflected in the financial results reported for the nine month period ending December 30, 2001.

During the third quarter of fiscal year 2002, the Company estimated that the remediation costs associated with the Company's operable units at the Harbor Island Superfund Site would increase by approximately $3.2 million. This increase in environmental reserves was offset by a similar increase in the Company's environmental insurance receivable. The recognition of these increases did not impact the Company's financial results or stockholders' equity.




6.  COMPREHENSIVE INCOME

Comprehensive income was $1.6 million for the quarter ended December 30, 2001, which consisted of net income of $1.1 million and the change in net unrealized gains on available-for-sale marketable securities of $0.5 million, which is recorded in accumulated other comprehensive income. For the nine month period then ended, the Company reported comprehensive income of $5.2 million, which consisted of net income of $5.9 million and the change in net unrealized gains on available-for-sale marketable securities of $(0.7) million, which is recorded in accumulated other comprehensive income.

During the same periods last fiscal year, the Company reported comprehensive income of $2.5 million and $8.6 million, respectively. Comprehensive income during these periods consisted of net income of $2.4 million and $7.3 million, respectively, and the change in net unrealized gains on available-for-sale marketable securities of $48,000 and $1.3 million, respectively, which are recorded in accumulated other comprehensive income.

7.  TENDER OFFER

The Company repurchased an aggregate of 4,136,124 shares of its common stock at a price of $8.25 per share through its tender offer ("Dutch Auction") that was completed as of July 31, 2001. The Company's stockholders' equity declined approximately $34 million as a result of the share repurchases and related transactions.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Notes to Consolidated Financial Statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith.

The Company filed its Consolidated Financial Statements for the fiscal year ended April 1, 2001 with the Securities and Exchange Commission on Form 10-K. The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis contained in that report should be read in connection with this Form 10-Q.

OPERATING RESULTS

All comparisons within the following discussion are with the corresponding periods in the previous year, unless otherwise stated.

Revenue - The Company's third quarter revenue of $30.6 million reflects an increase $6.1 million (25%) from last year's level of $24.5 million. The entire $6.1 million increase is attributable to commercial and government repair and overhaul activities.

Revenue for the nine month period ended December 30, 2001 was $92.8 million, which reflects an increase of $6.2 million from last year's level of $86.6 million. During the first nine months of fiscal year 2002, the Company's revenue from commercial and government repair and overhaul activities increased $6.7 million, while new construction revenue decreased $0.5 million. Decreases in new construction revenue are caused by the absence of new construction activities being performed by the Company in fiscal year 2002 and reflect the Company's decision to focus on repair and overhaul opportunities.

Cost of Revenue - Cost of revenue during the third quarter of fiscal year 2002 was $22.0 million, or 72% of revenue. Cost of revenue during the third quarter of fiscal year 2001 was $18.1 million, or 74% of revenue. The decrease in cost of revenue as a percentage of total revenue during the third quarter of fiscal year 2002 resulted from improved margins on repair and overhaul activities.

Cost of revenue as a percentage of revenue during the first nine months of fiscal year 2002 remained unchanged from the comparable prior year period at 70%. Cost of revenue during the first nine months of fiscal year 2002 was $64.9 million and during the same period last fiscal year was $60.4 million. The increase in fiscal year 2002 cost of revenue was attributable to increases in production volumes experienced in the third quarter of fiscal year 2002.

Administrative and manufacturing overhead expense - Overhead costs for administrative and manufacturing activities were $7.2 million, or 24% of revenue, for the third quarter of fiscal year 2002 and $6.9 million, or 28% of revenue, for the third quarter of fiscal 2001. The decrease in administrative and manufacturing overhead as a percentage of revenue is primarily attributable to environmental related legal expenses and plant utility costs experienced in the third quarter of fiscal year 2001.

Administrative and manufacturing overhead costs as a percentage of revenue during the first nine months of fiscal year 2002 remained unchanged from the comparable prior year period at 25%. Administrative and manufacturing overhead costs for the first nine months of fiscal year 2002 were $23.0 million and during the same period last fiscal year were $22.0 million. The increase in administrative and manufacturing overhead costs between fiscal year 2002 and 2001 is primarily attributable to increases in production volumes experienced in the third quarter of fiscal year 2002.

Investment and other income - Investment and other income for the third quarter of fiscal year 2002 was $0.3 million. During the first nine months of fiscal year 2002, the Company recorded $1.6 million in investment and other income. Investment and other income for fiscal year 2001 third quarter and for the first nine months were $0.9 million and $2.4 million, respectively.

Gain on sale of available-for-sale securities - During the third quarter and first nine months of fiscal year 2002, the Company recorded a gain from the sale of available-for-sale securities of $0.1 million and $2.2 million, respectively. In both the third quarter and first nine months of fiscal year 2001, the Company reported a gain from the sale of available-for-sale securities of $1.3 million.

Income taxes - During the quarter and first nine months ended December 30, 2001, the Company recognized federal income tax expense of $0.6 million and $3.2 million, respectively. During the quarter ended December 31, 2000, the Company recognized a federal income tax benefit of $0.6 million, which resulted from the Company's reevaluation of its anticipated overall tax rate for that year and use of available business tax credits and other qualifying deductions. For the nine month period then ended, the Company recognized federal income tax expense of $0.6 million.

LIQUIDITY AND CAPITAL RESOURCES

As reported previously, the Company completed the repurchase of 4.1 million shares through its "Dutch Auction" tender offer during the second quarter of fiscal year 2002. Upon completion, this offer reduced the Company's current cash and marketable securities position by approximately $34 million.

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

Working Capital
Working capital for the period ending December 30, 2001 was $34.9 million, a decrease of $26.0 million (43%) from the working capital reported at the end of fiscal year 2001. This decrease is attributable to the repurchase of 4.1 million shares through the Company's "Dutch Auction" tender offer completed during the second quarter of this fiscal year.

Unbilled Receivables
As of December 30, 2001, unbilled items on completed contracts totaled $2.2 million compared with $1.4 million at the end of the third quarter of fiscal year 2001 and $6.8 million at the beginning of fiscal year 2002.

Capital Expenditures
Capital expenditures for the third quarter of fiscal 2002 were $0.5 million compared to $1.4 million in the third quarter of fiscal year 2001. Capital expenditures for the first nine months of fiscal year 2002 were $1.7 million compared to $2.5 million during the first nine months of fiscal year 2001.

Fluctuations reported in capital expenditure levels between comparable periods last fiscal year reflect the timing of various projects. The Company anticipates total capital expenditures for fiscal year 2002 will be comparable to fiscal year 2001 levels.

Credit Facility
During the first quarter of fiscal year 2002, Todd Pacific Shipyards Corporation ("Todd Pacific"), a wholly owned subsidiary of the Company, negotiated a $10.0 million revolving credit facility. The credit facility, which is renewable on a bi-annual basis provides Todd Pacific with greater flexibility in funding its operational cash flow needs. There were no outstanding borrowings as of December 30, 2001. Todd Pacific did not have a credit facility in place during fiscal year 2001 and therefore, had no outstanding borrowings as of December 31, 2000.

Stock Repurchase
The Company repurchased an aggregate of 4,136,124 shares of its common stock at a price of $8.25 per share through its tender offer ("Dutch Auction") that was completed as of July 31, 2001. The Company's stockholders' equity declined approximately $34 million as a result of the share repurchases and related transactions.

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

In the fourth quarter of fiscal year 2001, the Company entered into a 30-year agreement with an insurance company that provides broad-based insurance coverage for the remediation of the Company's operable units at the Harbor Island Superfund Site.

The agreement provides coverage for the known liabilities in an amount not to exceed policy limits. These limits currently exceed the Company's current booked reserves of approximately $17.9 million. Additionally, the Company has entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

During the second quarter of fiscal year 2002, the Company received a reimbursement from a certain Harbor Island potentially responsible party for certain past environmental costs incurred by the Company. This reimbursement in the amount of $0.5 million is reflected in the financial results reported for the nine month period ending December 30, 2001.

During the third quarter of fiscal year 2002, the Company estimated that the remediation costs associated with the Company's operable units at the Harbor Island Superfund Site would increase by approximately $3.2 million. This increase in environmental reserves was offset by a similar increase in the Company's environmental insurance receivable. The recognition of these increases did not impact the Company's financial results or stockholders' equity.

BACKLOG

At December 30, 2001 the Company's firm shipyard backlog consists of approximately $17 million of repair and overhaul work. The Company's repair and overhaul work generally is of short duration with little advance notice. The Company's backlog at December 31, 2000 was approximately $22 million.

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

In October 2001, the FASB, issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. The FASB's new rules on asset impairment supersedes FASB Statement No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and provides a single accounting model for long-lived assets to be disposed of. The Company is currently analyzing the impact of this statement but does not expect the adoption will have a material impact on its financial statements.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TODD SHIPYARDS CORPORATION
Registrant


By: _______________________________
   Scott H. Wiscomb
   Chief Financial Officer and Treasurer
   January 29, 2002