Form 10-K
period 2002-03-31
TODD SHIPYARDS CORP
filed 2002-06-14
CIK 98537

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                            FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the fiscal year ended March 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $63 million as of June 7, 2002.

There were 5,283,222 shares of the corporation's $.01 par value common stock outstanding at June 7, 2002.

                   Documents Incorporated by Reference

Portions of the Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held September 9, 2002 are incorporated by reference into Part III.

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

To offset the downturn in long-term Government contract opportunities, the Company entered into a major new construction project beginning in fiscal year 1995. During that year the Company contracted with the Washington State Ferry System ("Ferry System") to build three Jumbo Mark II Class ferries. This contract represented the Company's first new construction effort in 10 years. As the Company neared completion of the Mark II Ferry project in fiscal year 1999, it began a second new construction project with the construction of a floating electrical power plant (the "Margarita II"). The Margarita II was completed in fiscal year 2000.

With the completion of the Jumbo Mark II and Margarita II contracts in fiscal years 1999 and 2000, respectively, the Company shifted its main business focus to repair, maintenance and conversion business opportunities. This strategy resulted in the award of two major five year cost-type contracts for continuous maintenance work on three Navy aircraft carriers and six Navy surface combatant class vessels stationed in the Puget Sound area.

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

In addition to these two long-term multi-ship contracts, the Company completed negotiations with the Navy during the first quarter of fiscal year 2002 for the renewal of the existing Auxiliary Oiler Explosive ("AOE") contract on a sole source basis for an additional six years. This new contract represents the fourth consecutive, multi-year contract that the Company has been awarded by the Navy on the AOE class vessels. The notional value of this contract is expected to be approximately $180 million over a six-year period if all options are exercised. The three previous contracts, which were each five years in duration, were all awarded on a competitive basis. This cost type contract provides for phased maintenance repairs to four Navy AOE class supply ships stationed in the Puget Sound area.

In addition to the above mentioned contracts, the Company engages in commercial repair, overhaul and conversion work on other Navy vessels, U.S. Coast Guard vessels, ferries, container vessels, tankers, fishing vessels, cruise ships, barges, and tug supply vessels.

Management believes that the Company is well positioned to continue performing a substantial amount of the maintenance and repair work on commercial and Federal Government vessels engaged in various seagoing trade activities in the Pacific Northwest. This position should enable the Company to successfully pursue repair, maintenance, and conversion work for other vessel fleets operating on Puget Sound (near Seattle) and the Pacific Coast. These fleets include the U.S. Navy, the U.S. Coast Guard, the Washington State Ferry System, the Alaska Marine Highway System, other government owned vessels, passenger cruise ships, American-flagged cargo carriers, fishing fleets, tankers, and tug and barge operators. While the Company may selectively pursue new construction opportunities in the future, its primary focus will remain on repair, maintenance and conversion activities.

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

The majority of the Company's Government ship repair and overhaul work is awarded on an option basis under one of the three cost-type contracts the Company has been awarded. These contracts provide for reimbursement of costs, to the extent allocable and allowable under applicable regulations, and payment of an incentive or award fee based on the Company's performance with respect to certain pre-established criteria. The Government regulates the methods by which overhead costs are allocated to Government contracts. The Company also performs repair and overhaul work for the Navy on a fixed price basis through a formal bidding process.

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

Since the delivery of the Margarita II in fiscal year 2000, the Company has not actively pursued new construction opportunities. While the Company may selectively pursue new construction opportunities in the future, its primary focus will remain on repair, maintenance and conversion activities.

Distribution of Work
The approximate distribution of the Company's Shipyard revenues for each of the last three fiscal years are summarized as follows:

                                  2002   2001   2000
Federal Government                 79%    64%    72%
Commercial                         21%    36%    28%
Total                             100%   100%   100%

The distribution of the Company's revenues in fiscal year 2002 were significantly influenced by the increased volume of cost-type Government repair and maintenance work over fiscal year 2001 levels. It was also impacted by the completion in fiscal year 2001 of the MV Yakima, a $29 million commercial renovation project for the Washington State Ferry System.

The decrease in the percentage of Federal Government work in fiscal year 2001 when compared to fiscal year 2000 levels is due primarily to planned scheduling breaks in government cost-type overhaul and maintenance activities. In addition, the Company worked on the renovation of the MV Yakima throughout the majority of the fiscal year 2001. The MV Yakima contributed significantly to the increase in the percentage of commercial work in fiscal year 2001 when compared to fiscal year 2000.

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

Employees
The number of persons employed by the Company varies considerably from time to time depending primarily on the level of Shipyard activity. Employment averaged approximately 800 during fiscal year 2002 and totaled approximately 1,000 employees on March 31, 2002.

During fiscal year 2002 an average of approximately 660 of the Company's Shipyard employees were covered by a union contract that became effective during the third quarter of fiscal year 2000. At March 31, 2002 approximately 830 Company employees were covered under this contract.

Todd Pacific Shipyards and the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards) continue to operate under a collective bargaining agreement ratified in fiscal year 2000. That contract will expire July 31, 2002. Discussions with the unions for a new collective bargaining agreement began on June 11, 2002. Management considers its relations with the various unions to be stable.

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

Competition
Competition in the domestic ship repair and overhaul industry is intense. The reduced size of the Government's active duty fleet has resulted in a significant decline in the total amount of Government business available to private sector shipyards, creating excess shipyard capacity and acute price competition. The Company competes for commercial and Government work with a number of other shipyards, some of which have more advantageous cost structures. The Company's competitors for overhaul/conversion and repair work include non-union shipyards, shipyards with excess capacity and foreign government subsidized facilities. Although not a market with which the Company has continued interest, the Company's competitors for new construction work include shipyards on the Gulf Coast and East Coast with lower wage structures, substantial financial resources or significant investments in productivity enhancing facilities.

Environmental Matters
The Company is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. Fines and penalties may be imposed for non-compliance with these laws. Such laws and regulations may expose the Company to liability for its acts which are or were in compliance with all applicable laws at the time such acts were performed.

Recurring costs associated with the Company's environmental compliance program are not material and are expensed as incurred. Capital expenditures in connection with environmental compliance are not material to the Company's financial statements. See Item 7. Management's Discussion and Analysis and
Note 1 to the Consolidated Financial Statements for further discussion of these costs.

The Company has an accrued liability of $28.5 million as of March 31, 2002 for environmental and bodily injury matters. As assessments of environmental matters and remediation activities progress, these liabilities are reviewed periodically and adjusted to reflect additional technical, engineering and legal information that becomes available. The Company's estimate of its environmental liabilities is affected by several uncertainties such as, but not limited to, the method and extent of remediation of contaminated sites, the percentage of material attributable to the Company at the sites relative to that attributable to other parties, and the financial capabilities of the other Potentially Responsible Parties ("PRP") at most sites. The Company's estimate of its bodily injury liabilities is also affected as additional information becomes known regarding alleged damages from past exposure to asbestos at Company facilities. The Company is covered under its various insurance policies for some, but not all, potential environmental and bodily injury liabilities.

As of March 31, 2002, the Company has recorded an insurance receivable of $26.8 million, which mitigates a major portion of its accrued environmental and bodily injury liability. See Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 11 of the Notes to Consolidated Financial Statements for further information regarding the Company's environmental and bodily injury matters.

Safety Matters
The Company is also subject to the federal Occupational Safety and Health Act ("OSHA") and similar state statutes. The Company has an extensive health and safety program and employs a staff of safety inspectors whose primary functions are to develop Company policies that meet or exceed the safety standards set by OSHA, train production supervisors and make periodic inspections of safety procedures to insure compliance with Company policies on safety and industrial hygiene. All Shipyard employees are required to attend regularly scheduled safety training meetings.

Backlog
At March 31, 2002 the Company's backlog consists of approximately $46 million of repair, maintenance, and conversion work. This compares with backlogs of $30 million and $37 million at April 1, 2001 and April 2, 2000, respectively. The Company's current backlog is primarily attributable to firm repair, maintenance and conversion work scheduled for completion during fiscal year 2003.

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

The Company continues to evaluate suitable investment opportunities, which it believes will appropriately utilize the Company's resources. During fiscal year 2002 the Company did not make any direct investments in other businesses, either related or unrelated to ship repair and overhaul activities.

ITEM 2. PROPERTIES

During the Company's fourth quarter of fiscal year 2001, the Puget Sound region experienced the effects of a moderate earthquake. The Company sustained damage to its physical plant that required certain emergency repairs to be made in fiscal year 2001. All remaining earthquake repairs, of a non-emergency nature were made during fiscal year 2002. These repairs, which totaled approximately $0.3 million more than established reserves are included in the Company's results from operations. The Company intends to pursue recoveries of its incurred earthquake related costs under its insurance coverage.

The Company is required to maintain Navy certification on its drydocks and cranes in order to qualify its facilities to bid on and perform work under certain Navy and United States Coast Guard ("Coast Guard") contracts. Damage caused by the earthquake in fiscal year 2001 resulted in the Navy temporarily suspending its certifications of the Company's three drydocks.

After completing certain repairs, the Company's certification on drydock YFD-70 was reinstated prior to the end of fiscal year 2001. The Company's certification on the Emerald Sea drydock was reinstated during the first quarter of fiscal year 2002 and drydock YFD-54 was reinstated during the second quarter of fiscal year 2002.

In addition, damage caused by the earthquake resulted in the Company making certain repairs to various cranes. Repairs to all cranes that are critical to Shipyard operations were made prior to the end of fiscal year 2001 and the Company obtained re-certification on those cranes.

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

In fiscal year 2001, the Company extended the leases with the Navy on both of its leased drydocks for a period of five years. Under terms of the expiring leases, the Company was required to make annual lease payments, as well as perform a minimum amount of annual maintenance on each dock.

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

The Company has included the nominal annual lease payment and the average annual maintenance cost that must be performed over the life of the lease on drydock YFD-70, as well as the annual lease payments that must be made on drydock YFD-54 in Note 9 of the Notes to the Consolidated Financial Statements in Item 8.

The Company's current Navy drydock certifications are less than the drydock's maximum design capacity, however they are sufficient to allow the Company to perform work on all non-nuclear Navy vessels homeported in Puget Sound, as well as all Coast Guard and Washington State Ferry vessels.

The Company believes that its owned and leased properties at the Shipyard are in reasonable operating condition given their age and usage, although, from time to time, the Company has been required to incur substantial expenditures to ensure the continuing serviceability of its owned and leased machinery and equipment.

During the fourth quarter of fiscal year 2001, the Company determined that such serviceability repairs would be required on the Emerald Sea to maintain Navy certification on a long-term basis. These repairs began during the first quarter of fiscal year 2002 and continued throughout the fiscal year and are included in the Company's results of operations.

During fiscal year 2002, the Company evaluated several alternative repair scenarios and management's plans for future operations and developed a comprehensive, multi-year refurbishment plan that will allow the Company to maintain certification into the future. This multi-year plan includes scheduled refurbishment periods so that repairs do not interfere with on-going shipyard operations. The Company will continue to assess this refurbishment plan as it progresses and make appropriate changes as needed to support Shipyard operations.

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

Generally these environmental claims relate to sites used by the Company for disposal of alleged hazardous waste. The Company has also been named as a defendant in a number of civil actions alleging damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities.

At March 31, 2002, the Company maintained aggregate reserves of $28.5 million for pending claims and assessments relating to environmental matters, including $17.7 million associated with the Harbor Island Superfund Site (the "Harbor Island Site") and a reserve of $9.4 million for asbestos related claims.

Funding for costs and payments of claims represented by such reserves is expected to be provided to a significant extent by receivables due from insurance companies under policies and insurance in place agreements described below. At March 31, 2002, such receivables aggregated $26.8 million. Reference is made to Note 11 of the Notes to the Consolidated Financial Statements in Item 8. below and to the discussion under the heading "Environmental Matters and Contingencies" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7. below.

Harbor Island Site

The Company and several other parties have been named as PRPs by the EPA pursuant to CERCLA in connection with the documented release or threatened release of hazardous substances, pollutants and contaminants at the Harbor Island Superfund Site, (the "Harbor Island Site").

Harbor Island Site Insurance

In the fourth quarter of fiscal year 2001, the Company entered into a 30-year agreement with an insurance company that will provide the Company with broad-based insurance coverage for the remediation of all of the Company's operable units at the Harbor Island Superfund Site.

The agreement provides coverage for the known liabilities in an amount exceeding the Company's current booked reserves of $17.7 million.
Additionally, the Company has entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

The Company funded this insurance premium from cash reserves in two installments. The first payment was made in the Company's fourth quarter of fiscal year 2001 and the second payment was made in the first quarter of fiscal year 2002. The Company recorded a non-current asset in the form of an insurance receivable in accordance with its environmental accounting policies at the time it entered into this agreement. This transaction did not have a material effect on the Company's results of operations, nor did the transaction have a material effect on stockholders' equity.

Harbor Island Site History

To date, the EPA has separated the Harbor Island Site into three operable units that affect the Company: the Soil and Groundwater Unit (the "Soil Unit"), the Shipyard Sediments Operable Unit (the "SSOU") and the Sediments Operable Unit (the "SOU"). The Company, along with a number of other Harbor Island PRPs, received a Special Notice Letter from the EPA on May 4, 1994 pursuant to section 122 (e) of CERCLA. The Company entered into a Consent Decree for the Soil Unit in September 1994 under which the Company has agreed to remediate the designated contamination on its property. Removal of floating petroleum product from the water table began in October 1998 and is anticipated to continue through fiscal year 2005. The Company and the EPA are currently negotiating the extent and methodology of the soil remediation.

During the third quarter of fiscal year 1997, the EPA issued its Record of Decision ("ROD") for the SSOU. The ROD identifies four alternative solutions for the SSOU remediation and identifies the EPA's selected remedy. During the third quarter of fiscal year 2000, the EPA expanded the boundaries of the SSOU issuing their Phase 1B Data Report and resulting Explanation of Significant Differences outlining the changes to the ROD. The Company evaluated what it believed was the financial impact of the EPA's actions and increased its reserves to $13.6 million for the remedial effort. This reserve increase resulted in a $5.5 million charge against fiscal year 2000 earnings. During the fourth quarter of fiscal year 2000, the Company and the EPA entered into an Administrative Order on Consent for the development of the remedial design for the SSOU. Management anticipates that during fiscal year 2003 agreement will be reached with the EPA on a remedial design that identifies the scope of remediation and the method of sediment disposal. Pursuant to the current schedule, remediation of the SSOU is expected to begin in the third quarter of fiscal 2004. Current environmental regulations limit the period of time during the year that dredging may occur. Given these limits, dredging in the SSOU will require several years to complete. The ultimate cost of the SSOU clean up will remain uncertain until agreement has been reached with the EPA during fiscal year 2003.

During January 1998, the Company was notified by the EPA that testing would be required in the West Waterway of the Duwamish River outside the borders of the SSOU as part of the SOU. During May 1998, the Company entered into an Administrative Order on Consent to perform certain limited testing as part of the SOU investigation. After an evaluation of the results, the EPA issued a draft "no action" ROD on the SOU for public comment which if issued in final form would end the investigation of the SOU, requiring no remedial action.
The public comment period closed during the Company's fourth quarter of fiscal year 2000 and the EPA has not yet announced the results.

During the Company's fiscal year 2000, several species of salmon in Washington State were designated under the Endangered Species Act. The potential impact the designation could have on the remedial efforts on the Harbor Island Superfund site is unknown at this time, although any related costs within aggregate policy limits will be covered by insurance purchased in January 2001. As of March 31, 2002, the Company believes that aggregate policy limits are currently adequate to cover this potential impact.

Asbestos Related Claims and Insurance

The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities. At March 31, 2002, the Company had approximately 377 cases involving approximately 570 plaintiffs pending against it and other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers and equipment manufacturers, involving injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and developed, analyzing them in two different categories based on severity of illness. Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims.
All others of a less medically serious nature are categorized as "non-malignant". The Company is currently defending approximately 35 "malignant" claims and approximately 535 "non-malignant" claims. The Company and its insurers are vigorously defending these actions.

The Company has entered into agreements with several of its insurers to provide coverage for a significant portion of settlements and awards related to these bodily injury claims. These agreements have aggregate limits on amounts to be paid overall and formulas for amounts of payment on individual claims. The two most significant agreements provide coverage applicable to claims of exposure to asbestos occurring between 1949 and 1976 and occurring between 1976 through 1987. Insurance coverage for exposures to asbestos was no longer available from the insurance industry after 1987. Due to changes in federal regulations in the 1970s which resulted in the swift decline in commercial and military application of asbestos and increased regulation over the handling and removal of asbestos, there exists minimal risk of claims arising from exposure after 1987. Contractual formulas are utilized to determine the amount of coverage from each agreement on each claim settled or litigated. Once the initial date of alleged exposure to asbestos is determined, all contractual years subsequent to that date participate in the settlement. Since all known claims involve alleged exposure prior to 1976, the 1976 through 1987 agreement will participate in the settlement or judgement of all outstanding claims that are settled or litigated. As a result, and as the years remaining calculation set forth below indicates, the 1976 through 1987 agreement will exhaust prior to the 1949 through 1976 agreement. Based on historical claims settlement data only, the Company projects that at March 31, 2002, the 1949 through 1976 agreement will provide coverage for an additional 20.6 years and the 1976 through 1987 agreement will provide coverage for an additional 5.2 years. At April 1, 2001, the Company projected that these agreements would provide coverage for an additional 23.7 years and 8.0 years, respectively. The increased declination of estimated coverage experienced from fiscal year 2001 to fiscal year 2002 was due to increased settlement activity on malignant cases including six cases that had been in inventory dating back as far as 1993. The Company resolved 20 malignant claims in 2002 compared with 16 in 2001 and 11 in 2000. If historical settlement patterns or the rate of filing for new cases change in future periods, these estimated coverage periods could be shorter or longer than anticipated. Moreover, if one or both of these coverages are exhausted at some future date, the Company's share of responsibility will increase for any subsequent claims' and legal expense previously covered by these insurance agreements. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims.

The following chart indicates numbers of claims filed and resolved in the past three fiscal years, including the number of claims yet to be resolved at the end of each fiscal year. (Resolution includes settlements, adjudications and dismissals). The claims are further categorized as either malignant or non-malignant.

                                           Bodily Injury Claims
                                                   Non-
                                    Malignant    Malignant       Total

Outstanding, March 28, 1999              29          362          391
  Claims filed                           17          167          184
  Claims resolved                       (11)         (14)         (25)
Outstanding, April 2, 2000               35          515          550
  Claims filed                           16           66           82
  Claims resolved                       (16)         (30)         (46)
Outstanding, April 1, 2001               35          551          586
  Claims filed                           20           52           72
  Claims resolved                       (20)         (68)         (88)
Outstanding, March 31, 2002              35          535          570

Due to uncertainties of the number of cases, the extent of alleged damages, the population of claimants and size of any awards and/or settlements, there can be no assurance that the current reserves will be adequate to cover the costs of resolving the existing cases. Additionally, the Company cannot predict the eventual number of cases to be filed against it or their eventual resolution and does not include in its reserve amounts for cases that may be filed in the future. However, it is probable that if future cases are filed against the Company it will result in additional costs arising either from its share of costs under current insurance in place arrangements or due to the exhaustion of such coverage. The Company reviews the adequacy of existing reserves periodically based upon developments affecting these claims, including new filings and resolutions, and makes adjustments to the reserve and related insurance receivable as appropriate.

As the Company is not able to estimate its potential ultimate exposure for filed and unfiled claims against the Company, it cannot predict whether the ultimate resolution of the bodily injury cases will have a material effect on the Company's results of operations or stockholders' equity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2002.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

The Company's stock is listed on the New York Stock Exchange (the "NYSE").
The following table sets forth for the fiscal quarters indicating the high and low composite sales prices of the stock as reported by the NYSE.

Quarter Ended                               High        Low
July 2, 2000                                8.50       6.63
October 1, 2000                             8.31       7.06
December 31, 2000                           7.94       6.44
April 1, 2001                               8.00       6.38
July 1, 2001                                8.11       6.79
September 30, 2001                          9.55       7.70
December 30, 2001                           9.05       7.70
March 31, 2002                             11.00       8.80

On June 7, 2002 the high and low prices of the Company's common stock on the NYSE were $14.55 and $14.50, respectively.

At June 7, 2002 there were 1,763 holders of record of the outstanding shares of common stock. The Company has not paid cash dividends during the past two fiscal years and it does not presently anticipate the declaration of dividends.

During the first quarter of fiscal year 2002, the Company announced a tender offer for up to 4.0 million shares of the Company's Common Stock at a price of not in excess of $8.25 or less than $7.00 per share. The exact price was determined by a procedure commonly referred to as a "Dutch Auction". The Company elected to increase the number of shares to be purchased in order to avoid proration procedures otherwise applicable to the offer and purchased an aggregate of 4,136,124 shares at a price of $8.25 per share (See Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations and Note 14 of the Notes to Consolidated Financial Statements for additional information).

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA  (In thousands of dollars, except per share data)

The following table summarizes certain selected consolidated financial data of the Company, which should be read in conjunction with the accompanying consolidated financial statements of the Company included in Item 8.

                 March 31,    April 1,   April 2,  March 28,   March 29,
                     2002        2001       2000       1999        1998

Revenue          $121,945    $116,545(2) $123,851   $106,189(6)  $109,537
Income
 from operations    6,902      11,950(3)    5,610(5)  10,222        3,197(7)
Net income          7,018      16,727       8,132     17,394        8,103(8)

Net income
 per share of
 common stock

 Basic EPS           1.05        1.74        0.83       1.76         0.82
 Diluted EPS         1.03        1.73        0.82       1.75         0.82

Financial position:
Working capital    37,379(1)   60,873      65,339     55,009       44,400
Fixed assets       16,595      17,358      17,356     19,026       21,565
Total assets      133,680(1)  164,900(4)  139,209(4) 136,514(4)   124,295(4)

Stockholders'
 equity          $ 65,997(1) $ 93,081    $ 76,185   $ 71,088     $ 56,813

(1) As discussed in greater detail in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company repurchased an aggregate of 4,136,124 shares of its common stock at a price of $8.25 per share through its tender offer ("Dutch Auction") that was completed as of July 31, 2001. The Company's working capital, total assets, and stockholders' equity declined approximately $34 million as a result of the share repurchases and related transactions.

(2) The Company's 2001 revenues were impacted favorably by an agreement reached with the U.S. Navy to share in certain environmental insurance costs. Under terms of the agreement, the Company was able to invoice and record revenue of $3.9 million during the fourth quarter of fiscal year 2001. The agreement also allows the Company to recognize an additional $1.7 million in fiscal years 2002, 2003 and 2004, respectively. In addition, the Company received a favorable arbitration award on the Margarita II, a floating electrical power plant that was completed in fiscal year 2000. The award allowed the Company to recognize $1.9 million of revenue in the fourth quarter of fiscal year 2001.

(3) During fiscal year 2001, the Company recorded a net insurance settlement of $2.1 million, which was partially offset by a $1.5 million environmental and other reserve charge, resulting in an increase to income from operations of $0.6 million.

(4) Total assets for fiscal years 1998 through 2001 have been reclassified to conform to the current year presentation change in insurance receivables.

(5) During fiscal year 2000, the Company recorded an additional $5.6 million operating charge for environmental and other reserves. This charge was partially offset by a $0.9 million insurance settlement the Company reached with one of its insurance carriers.

(6) The Company's 1999 revenues included $23.5 million arising from an increase in the contract price relating to the construction of three Jumbo Mark II Ferries, and an additional $1.2 million in revenue associated with tasks completed under the original contract that it had not been able to recognize previously. In fiscal 1997 and earlier years, the Company had recognized significant losses in connection with the contract involving the Jumbo Mark II Ferries.

(7) During fiscal year 1998, the Company reached agreement with an insurance company regarding that carrier's obligations for property damage occurring in previous fiscal years. This settlement contributed $6.1 million to operating income. This settlement was offset partially by an additional $0.5 million operating charge to environmental and other reserves.

(8) During fiscal year 1998, the Company received a federal income tax refund of $1.5 million, which contributed a similar amount to net income. In addition, the Company realized a $1.0 million gain on the sale of its broadcasting stations, operated by Elettra Broadcasting, Inc.

ITEM 7.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Notes to Consolidated Financial Statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith. The following discussion and analysis of financial condition and results of operations contains forward-looking statements, which involve risks and uncertainties. The Company's actual results in future periods may differ significantly from the results discussed in or anticipated by such forward looking statements. Certain factors, which may impact results for future periods are discussed below under the captions "Overview - Profitability," and "Environmental Matters." Readers should also consider the statements and factors discussed under the caption "Operations Overview" in Item 1 and the discussion of environmental matters and related bodily injury claims set forth in Item 3 of the this Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2002, together with the Notes to the Company's Consolidated Financial Statements for the fiscal year then ended.

Overview

During fiscal year 2002, the Company recorded revenue of $121.9 million, which represents an increase of $5.4 million, or approximately 5%, over fiscal year 2001 reported revenue of $116.5 million. This revenue increase is primarily attributable to an increase in commercial and government repair and overhaul activities of $7.7 million, offset by a decrease in new construction revenue of $2.3 million. Increases in repair and overhaul activities are primarily due to the scheduling by ship owners of commercial and government overhaul activities. Decreases in new construction revenue are caused by the absence of new construction activities being performed by the Company in fiscal year 2002 and reflect the Company's decision to focus on repair and overhaul opportunities.

Fiscal year 2001 revenue benefited from the impact of two significant events. First, the Company reached an agreement with the U.S. Navy in the fourth quarter of fiscal year 2001 to share in certain environmental insurance costs. Under terms of the agreement, the Company was able to invoice and record revenue of $3.9 million in fiscal year 2001. This amount was reduced to $1.7 million in fiscal year 2002. Second, the Company received a favorable arbitration award on the Margarita II, a new construction project that was completed in fiscal year 2000. The award allowed the Company to recognize $1.9 million of revenue in the fourth quarter of fiscal year 2001.

Repair and overhaul activities represented approximately 100% and 98% of fiscal year 2002 and fiscal year 2001 revenues, respectively. The high concentration of repair and overhaul activities during the past two fiscal years reflects the Company's business strategy of emphasizing repair and overhaul activities, while discontinuing the pursuit of new construction opportunities. This strategy has been a central component of the Company's business plan since the completion of the Margarita II in fiscal year 2000.

During fiscal year 2002 the Company recorded operating income of $6.9 million on revenue of $121.9 million, or approximately 6% of revenue. This represents a decrease in operating income of $5.0 million, or approximately 42% from fiscal year 2001 operating income reported of $12.0 million.

Operating income for fiscal year 2001 was impacted favorably by the agreement reached with the U.S. Navy to share in certain environmental insurance costs, as well as the arbitration award on the Margarita II. In addition to the favorable impact of these two items, the Company recorded a net insurance settlement of $2.1 million, which was partially offset by a $1.5 million environmental and other reserve charge, resulting in a net increase to operating income of $0.6 million for the fiscal year.

The Company also recognized a net gain of $2.2 million from the sale of available-for-sale securities, and $1.8 million in non-operating investment income during fiscal year 2002. These amounts in addition to the operating income reported, resulted in fiscal year 2002 income before income tax expense of $10.9 million.

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

Preservation Contract (the "MV Yakima")

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

During the fourth quarter of fiscal year 2001, the Company successfully completed and delivered the vessel to the Washington State Ferry System ahead of the contractually scheduled delivery date. The Company earned financial incentives for the early delivery of the vessel and these incentives were recognized in fiscal year 2001 contract revenue.

Power Barge Contract (the "Margarita II")

In the second quarter of fiscal year 1999, the Company commenced work on a floating electrical power plant, the Margarita II. During the first quarter of fiscal year 2000, the Margarita II was delivered to its owner. To maintain production schedule deadlines and perform customer directed change orders the Company experienced significant contract cost growth in both labor hours and material. However, at the time of vessel delivery, an agreement had not reached between the Company and the owner regarding the potential increase in the contract price to compensate for all of these changes.

In accordance with the terms of the contract, the Company and the vessel owner agreed to settle the remaining change orders through a formal arbitration process. Subsequent to the end of fiscal year 2001, the Company was awarded approximately $1.9 million, as well as interest and certain agreed expenses from the arbitration board. The Company recognized the award in fiscal year 2001.

Critical Accounting Policies

The Company's established accounting policies are outlined in the footnotes to the Consolidated Financial Statements (contained in Part II, Item 8. of this Form 10-K) entitled "Principal Accounting Policies." As part of its reporting responsibilities, management continually evaluates and reviews the adequacy of its accounting policies and methods as new events occur. Management believes that its policies are applied in a consistent manner that provides the user of the Company's financial statements with a current, accurate and complete presentation of information in accordance with generally accepted accounting principles generally accepted in the United States.

The preparation of financial statements requires the use of judgments and estimates. The Company's critical accounting policies are described below to provide a better understanding of how these judgments and estimates can impact the Company's financial statements. A critical accounting policy is one that management believes may contain difficult, subjective or complex estimates and assessments and is fundamental to the Company's results of operation. The Company has identified its most critical accounting policies which relate to:
1) Revenue Recognition and 2) Environmental Remediation, Bodily Injury, Other Reserves, and Insurance Receivable. This discussion and analysis should be read in conjunction with our consolidated statements and related notes included elsewhere in this report.

Revenue Recognition
The Company recognizes revenue, contract costs, and profit on the percentage-of completion method based upon direct labor hours incurred. Using the percentage-of-completion method requires the Company to make certain estimates of the total cost to complete a project, estimates of project schedule and completion dates, estimates of the percentage of which the project is complete, estimates of annual overhead rates and estimates of amounts of any probable unapproved claims and/or change orders. These estimates are continuously evaluated and updated by experienced project office and accounting personnel assigned to manage these activities, and senior management also reviews them on a periodic basis. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are generally reflected in revenue in the current period.

The Company has considerable experience in managing multiple projects simultaneously and in preparing accurate cost estimates, schedules and project completion dates. However, many factors, including but not limited to weather, fluctuations in material prices, labor shortages, and timely availability of materials can affect the accuracy of these estimates and may impact our future revenues either favorably or unfavorably.

U.S. Government procurement standards are followed relative to assessing the allowability as well as the allocability of costs charged to Government contracts. Costs incurred and allocated to contracts with the U.S. Government are closely scrutinized for compliance with underlying regulatory standards by Todd Pacific Shipyards' personnel, and are subject to audit by the Defense Contract Audit Agency.

Environmental Remediation, Bodily Injury, Other Reserves and Insurance
Receivable
The Company faces potential liabilities in connection with the alleged presence of hazardous waste materials at its Seattle shipyard and at several sites used by the Company for disposal of alleged hazardous waste. The Company has also been named as a defendant in a number of civil actions alleging damages from past exposure to toxic substances, generally asbestos, at former Company facilities that are now closed. At March 31, 2002, the Company maintained aggregate reserves of $28.5 million for pending claims and assessments relating to these environmental matters, including $17.7 million associated with the Company's Seattle shipyard site and $9.4 million for asbestos or bodily injury related claims.

The Company has various insurance policies and agreements that provide coverage on the costs to remediate these environmental sites and for the defense and settlement of bodily injury claims. At March 31, 2002, the Company had recorded an insurance receivable of $26.8 million relating to these environmental and bodily injury matters, including $17.7 million associated with the Company's Seattle shipyard site and $7.1 million for bodily injury related claims.

The Company reviews these matters on a continual basis and revises its estimates of known liabilities and insurance recoveries when appropriate. The Company follows guidance provided in Statement of Position 96-1, "Environmental Remediation Liabilities" for recording its environmental liabilities and recoveries. The Company accounts for bodily injury liabilities in accordance with Financial Accounting Standards Board No. 5, "Accounting for Contingencies."

Estimating environmental remediation liabilities requires judgments and assessments based upon independent professional knowledge, the experience of Company management and our legal counsel. Environmental liabilities are based on judgments that include calculating the cost of alternative remediation methods and disposal sites, changes in the boundaries of the remediation sites, and the impact of regulatory changes. Bodily injury liabilities are based on judgments that include the number of outstanding claims, the expected most likely outcome of any claim litigation and anticipated settlement amounts for open claims based on historical experience. The Company does not accrue liabilities for unknown bodily injury claims that may be asserted in the future due to uncertainties of the number of cases that may be filed and the extent of alleged damages.

The development of liability estimates that support both environmental remediation and bodily injury reserves involve complex matters that include the development of estimates and the use of judgments. The actual outcome of these matters may differ from Company estimates. To the extent not covered by insurance, increases to environmental remediation and bodily injury liabilities would unfavorably impact future earnings.

The Company's insurance recoveries for environmental remediation and bodily injury claims are estimated independently from the associated liabilities and are based on insurance coverages or contractual agreements negotiated with its former insurance companies. These policies and agreements are primarily with two insurance companies. Based upon the current credit rating of both of these companies, the Company anticipates that both insurance companies will be able to satisfy their respective obligations under the policy or agreement. However, if this assumption is incorrect and either of these companies is unable to meet its future financial commitments, the Company's financial condition and results of operation could be adversely affected.

Business Volume and Backlog

At March 31, 2002 the Company's backlog consists of approximately $46 million of repair, maintenance, and conversion work. This compares with backlogs of $30 million and $37 million at April 1, 2001 and April 2, 2000, respectively. The Company's current backlog is primarily attributable to firm repair, maintenance and conversion work scheduled for completion during fiscal year 2003.

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

Year to year comparisons

2002 Compared with 2001

Net income for fiscal year 2002 decreased by $9.7 million from fiscal year 2001 levels. This decrease was primarily attributable to the impact of the following four significant events:. 1) In fiscal year 2001, the Company reached a settlement with the U.S. Navy to share in certain environmental insurance costs, which resulted in the Company recognizing $3.9 million in revenue. The amount the Company was able to recognize in fiscal year 2002 under terms of this agreement decreased to $1.7 million. 2) In fiscal year 2001, the Company received an arbitration award on the Margarita II, which contributed approximately $2.3 million in revenue, interest income and reimbursed expenses. 3) In fiscal year 2002, the Company recognized $3.9 million in federal income tax expense while in fiscal year 2001 it recorded a federal income tax benefit of $0.2 million resulting from the elimination of its deferred tax asset valuation reserve. This change resulted in a $4.1 million increase in federal income tax expense in fiscal year 2002 when compared to fiscal year 2001. 4) In fiscal year 2002, the Company's pension income decreased $3.2 million when compared to fiscal year 2001 (see Note 7 of the Notes to Consolidated Financial Statements for more details). Net income for fiscal year 2002 was also influenced as a result of the following components:

Revenues
The Company recorded revenue of $121.9 million during fiscal year 2002, which represents an increase of $5.4 million, or approximately 5% over fiscal year 2001 revenue. All revenue recorded by the Company in fiscal year 2002 was attributable to repair and overhaul activities compared to $114.2 million in repair and overhaul revenue recorded in fiscal year 2001. This increase in repair and overhaul activities of $7.7 million was offset by a decrease in new construction revenue in fiscal year 2002 of $2.3 million. Increases in repair and overhaul activities are primarily due to the scheduling by ship owners of commercial and government overhaul activities. New construction revenue recorded in fiscal year 2001 was attributable to the Margarita II arbitration settlement. The absence of new construction revenue in fiscal year 2002 is due to the Company's primary business strategy of focusing on repair, maintenance and conversion activities.

Cost of Revenues
Cost of revenues for fiscal year 2002 increased by $7.4 million, or approximately 10% from fiscal year 2001. Cost of revenues as a percentage of revenues was 70% and 66% for fiscal years 2002 and 2001, respectively. The increase in cost of revenues as a percentage of revenue in fiscal year 2002 is primarily attributable to the $3.9 million in revenue the Company recognized on the agreement with the U.S. Navy to share in certain environmental insurance costs and the $1.9 million recognized on the Margarita II arbitration award in fiscal year 2001. Costs associated with these revenues were either incurred in prior years or are not categorized as cost of revenues, which effectively lowered the cost of revenues as a percentage of revenues in fiscal year 2001. If these amounts were excluded from revenue the resulting cost of revenues as a percentage of revised revenue would have been 70% in fiscal year 2001.

Administrative and Manufacturing Overhead
Administrative and manufacturing overhead increased $2.9 million, or approximately 11% from fiscal year 2001. This increase was attributable to increased production volumes during the fiscal year. As a percentage of revenue, administrative and manufacturing overhead was approximately 25% of revenue in fiscal year 2002. Administrative and manufacturing overhead as a percentage of revenue was 24% in fiscal year 2001, but would have been 25% if revenues were adjusted to exclude the favorable impacts to revenue that occurred that year.

Provision for Environmental Reserves and Other
During fiscal year 2002, the Company estimated that the expected remediation costs associated with the Company's operable units at the Harbor Island Superfund Site increased by approximately $3.2 million. This increase in environmental reserves was offset by a similar increase in the Company's insurance receivable. The recognition of these increases did not impact the Company's financial results or stockholders' equity.

Also, in fiscal year 2002, the Company received reimbursement from a certain Harbor Island potentially responsible party for certain past environmental costs incurred by the Company. This reimbursement in the amount of $0.5 million is reflected in Other insurance settlements in the financial results reported at March 31, 2002.

During fiscal year 2001, the Company provided $1.5 million in additional environmental and other reserves. The reserve increase was fully offset by a net insurance settlement of $2.1 million realized by the Company during the fourth quarter of fiscal year 2001.

Investment and Other Income
Investment and other income in fiscal year 2002 decreased by $2.1 million when compared to fiscal year 2001. This decrease reflects the reduction in available funds for investment purposes as a result of the Company's repurchase of 4.1 million shares in July 2002 through its Dutch Auction tender offer. The share repurchase decreased available funds for investment purposes by approximately $34.1 million.

Gain on Sale of available-for-sale securities
Gain on sale of available-for-sale securities increased $1.5 million when compared to fiscal year 2001. This increase reflects favorable market conditions associated with certain securities which were sold by the Company.

Income Taxes
In fiscal year 2002, the Company recognized federal income tax expense of $3.9 million. This represents an increase of $4.1 million in federal tax expense when compared to fiscal year 2001. In fiscal year 2001, the Company recognized a federal income tax benefit of $0.2 million after applying all remaining net operating loss carryforwards and business tax credits and the elimination of its deferred tax asset valuation allowance.

2001 Compared with 2000

Net income for fiscal year 2001 increased by $8.6 million from fiscal year 2000 levels. This increase was primarily due to the impact of the settlement reached with the U.S. Navy to share in certain environmental insurance costs which resulted in the Company recognizing $3.9 million in revenue and the arbitration award on the Margarita II which contributed approximately $2.3 million in revenue, interest income and reimbursed expenses. Net income for fiscal year 2000 was impacted unfavorably by a net environmental and other reserve charge of $4.7 million, which contributed to the comparative increase shown in fiscal year 2001. Net income for fiscal year 2001 was also influenced as a result of the following components:

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

Cost of Revenues
Cost of revenues for fiscal year 2001 decreased $8.6 million, or approximately 10% from fiscal year 2000. Cost of revenues as a percentage of revenues was 66% and 69% for fiscal years 2001 and 2000, respectively. The decrease in cost of revenues as a percentage of revenue in fiscal year 2001 was primarily attributable to the $3.9 million in revenue the Company recognized on the agreement with the U.S. Navy to share in certain environmental insurance costs and the $1.9 million recognized on the Margarita II arbitration award. Costs associated with these revenues were either incurred in prior years or were not categorized as cost of revenues. If these amounts were excluded from revenue the resulting cost of revenues as a percentage of revised revenues would be 70%.

Administrative and Manufacturing Overhead
Administrative and manufacturing overhead increased $0.3 million, or 1%, in fiscal year 2001 when compared to fiscal year 2000. As a percentage of revenue, administrative and manufacturing overhead was 24% of revenue in fiscal year 2001. This percentage increased to 25% if revenues were adjusted to exclude the favorable impacts to revenue that occurred in fiscal year 2001. Administrative and manufacturing overhead costs as a percentage of revenue in fiscal year 2000 was 22%. The increase in these costs as a percentage of revenue in fiscal year 2001 was primarily attributable to plant utility costs, contract acquisition costs, financial system implementation costs and costs associated with earthquake repairs.

Provision for Environmental Reserves and Other
During fiscal year 2001, the Company provided $1.5 million in additional environmental and other reserves. In fiscal year 2000, the Company provided $5.6 million in additional environmental and other reserves associated with the remediation of Harbor Island.

The reserve increase of $1.5 million in fiscal year 2001 was fully offset by a net insurance settlement of $2.1 million realized by the Company during the fourth quarter of fiscal year 2001.

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

Income Taxes
In fiscal year 2001, the Company recognized a $0.2 million federal income tax benefit after applying available net operating loss carryforwards and business tax credits. This represented a decrease of $0.9 million in income tax expense when compared to fiscal year 2000.

The fiscal year 2001 tax benefit is the result of the Company recording its net deferred tax asset on the balance sheet based on its ability to utilize this net asset in future years.

Environmental Matters and Other Contingencies

The Company has provided total aggregate reserves of $28.5 million as of March 31, 2002 for the forgoing contingent environmental and bodily injury liabilities. Due to the complexities and extensive history of the Company's environmental and bodily injury matters, the amounts and timing of future expenditures is uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

The Company has various insurance policies and agreements that provide coverage on the costs to remediate environmental sites and for the defense and settlement of bodily injury cases. These policies and agreements are primarily with two insurance companies. Based upon the current credit rating of both of these companies, the Company anticipates that both parties will be able to perform under their respective policy or agreement. As of March 31, 2002, the Company has recorded an insurance receivable of $26.8 million to reflect the contractual arrangements with several insurance companies to share costs for certain environmental and other matters.

The Company continues to negotiate with its insurance carriers and certain prior landowners and operators for past and future remediation costs. In addition, the Company believes that the Government may be obligated to contribute a share of clean-up costs for certain sites and any such recoveries may be subrogated, in whole or in part, in favor of the Company's insurers. The Company has not recorded any receivables for any amounts that may be recoverable from such negotiations or other claims.

Ongoing Operations
Recurring costs associated with the Company's environmental compliance program are not material and are expensed as incurred. Capital expenditures in connection with environmental compliance are not material to the Company's financial statements.

Past Activities
The Company faces significant potential liabilities in connection with the alleged presence of hazardous waste materials at its Seattle shipyard (the "Harbor Island Site") and at several sites used by the Company for disposal of alleged hazardous waste. The Company has also been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances at Company facilities. Information with respect to these contingencies and claims is provided in Item 3 in this report.

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

In fiscal year 2002, the Company directly spent $0.2 million for environmental site remediation. All of these costs are reimbursable to the Company through its insurance coverages. An additional $1.1 million in environmental site remediation was spent by third party vendors under the direction of the Company's management. These costs were paid directly to the third party vendors under the Company's insurance policies. Most of these expenditures were related to the Harbor Island Site.

In fiscal year 2001 and 2000, the Company spent approximately $0.2 million and $0.5 million on environmental site remediation, respectively. Of these amounts, approximately $0.1 million and $0.2 million were reimbursable to the Company under the Company's insurance policies.

In addition to environmental site remediation costs, the Company spent $0.5 million for bodily injury cases after reimbursement under the Company's insurance policies in fiscal year 2002. In fiscal year 2001 and 2000, the Company spent $0.4 million and $0.1 million, respectively for bodily injury cases after reimbursement under the Company's insurance policies.

Actual costs to address the Harbor Island Site and other environmental sites and matters will depend upon numerous factors, including the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, technological developments and changes in environmental laws and regulations. In fiscal 2000, the Company evaluated the financial impact of EPA actions changing the EPA's selected remedy relating to dredging affecting the "Shipyard Sediments Operable Unit" at the Harbor Island Site and increased its reserves through a charge to fiscal year 2000 earnings in the amount of $5.5 million. The Company anticipates that estimates of the cost of remediation will remain significantly uncertain until agreement on the selected remedy is reached. Such agreement is currently anticipated to occur in fiscal 2003.

Remediation costs at the Harbor Island Site may also be impacted by recent designation of several species of salmon under the Endangered Species Act.

In the fourth quarter of fiscal year 2001, the Company entered into a 30-year agreement with an insurance company that will provide the Company with broad-based insurance coverage for the remediation of the Company's operable units at the Harbor Island Superfund Site.

The agreement provides coverage for the known liabilities in an amount exceeding the Company's current booked reserves of $17.7 million.
Additionally, the Company has entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

The Company funded this insurance premium from cash reserves in two installments. The first payment was made in the Company's fourth quarter of fiscal year 2001 and the second payment was made in the first quarter of fiscal year 2002. The Company recorded a non-current asset in the form of an insurance receivable in accordance with its environmental accounting policies at the time it entered into this agreement. This transaction did not have a material effect on the Company's results of operations, nor did the transaction have a material effect on stockholders' equity.

The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities. At March 31, 2002, the Company had approximately 377 cases involving approximately 570 plaintiffs pending against it and other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers and equipment manufacturers, involving injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and developed, analyzing them in two different categories based on severity of illness. The Company and its insurers are vigorously defending these actions. The Company's policy is to record accruals for bodily injury liabilities when it is probable that a liability has been incurred and the amount of liability can be reasonably estimated based on the known facts. Accordingly, potential expenses for claims that may be filed in the future related to alleged damage from past exposure to toxic substances are not estimable and are not included in the Company's reserves. Accruals for bodily injury liabilities are adjusted periodically as new or updated information becomes available.

The Company has entered into agreements with several of its insurers to provide coverage for a significant portion of settlements and awards related to these bodily injury claims. These agreements have aggregate limits on amounts to be paid overall and formulas for amounts of payment on individual claims. The two most significant agreements provide coverage applicable to claims of exposure to asbestos occurring between 1949 and 1976 and occurring between 1976 through 1987. Insurance coverage for exposures to asbestos was no longer available from the insurance industry after 1987. Due to changes in federal regulations in the 1970s which resulted in the swift decline in commercial and military application of asbestos and increased regulation over the handling and removal of asbestos, there exists minimal risk of claims arising from exposure after 1987. Contractual formulas are utilized to determine the amount of coverage from each agreement on each claim settled or litigated. Once the initial date of alleged exposure to asbestos is determined, all contractual years subsequent to that date participate in the settlement. Since all known claims involve alleged exposure prior to 1976, the 1976 through 1987 agreement will participate in the settlement or judgement of all outstanding claims that are settled or litigated. As a result, and as the years remaining calculation set forth below indicates, the 1976 through 1987 agreement will exhaust prior to the 1949 through 1976 agreement. Based on historical claims settlement data only, the Company projects that at March 31, 2002, the 1949 through 1976 agreement will provide coverage for an additional 20.6 years and the 1976 through 1987 agreement will provide coverage for an additional 5.2 years. At April 1, 2001, the Company projected that these agreements would provide coverage for an additional 23.7 years and 8.0 years, respectively. The increased declination of estimated coverage experienced from fiscal year 2001 to fiscal year 2002 was due to increased settlement activity on malignant cases including six cases that had been in inventory dating back as far as 1993. The Company resolved 20 malignant claims in 2002 compared with 16 in 2001 and 11 in 2000. If historical settlement patterns or the rate of filing for new cases change in future periods, these estimated coverage periods could be shorter or longer than anticipated. Moreover, if one or both of these coverages are exhausted at some future date, the Company's share of responsibility will increase for any subsequent claims' and legal expense previously covered by these insurance agreements. At March 31, 2002, the Company has recorded a bodily injury liability reserve of $9.4 million and a bodily injury insurance receivable of $7.1 million. At April 1, 2001, the Company recorded a bodily injury liability reserve of $10.6 million and a bodily injury insurance receivable of $7.8 million. These bodily injury liabilities and receivables are classified within the Company's Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

Due to uncertainties of the number of cases, the extent of alleged damages, the population of claimants and size of any awards and/or settlements, there can be no assurance that the current reserves will be adequate to cover the existing cases. Additionally, the Company cannot predict the eventual number of cases to be filed against the Company or their eventual resolution and does not include in its reserve amounts for cases that may be filed in the future. However, it is probable that if future cases are filed against the Company it will result in additional costs arising either from its share of costs under current insurance in place arrangements or due to the exhaustion of such coverage. The Company reviews the adequacy of existing reserves periodically based upon developments affecting these claims, including new filings and resolutions, and makes adjustments to the reserve and related insurance receivable as appropriate.

As the Company is not able to estimate its potential ultimate exposure for filed and unfiled claims against the Company, it cannot predict whether the ultimate resolution of the bodily injury cases will have a material effect on the Company's results of operations or stockholders' equity.

Liquidity, Capital Resources and Working Capital

At March 31, 2002, the Company's cash, cash equivalents and securities available-for-sale balances were $17.8 million and $13.8 million, respectively, for a total of $31.6 million. At April 1, 2001 the Company's cash, cash equivalents and securities available for sale balances were $11.9 million and $46.1 million, respectively, for a total of $58.0 million.

Fiscal year 2002 cash, cash equivalents and securities available-for-sale balances were impacted primarily by the Company's repurchase of approximately
4.1 million shares of its common stock through its "Dutch Auction" tender offer during the second quarter of fiscal year 2002. Upon completion, this offer reduced the Company's current cash, cash equivalents and securities available-for-sale balances by approximately $34 million. Also impacting cash, cash equivalents and securities available-for-sale balances was the payment made in the first quarter of fiscal year 2002, for insurance coverage relating to the remediation of all of the Company's operable units at the Harbor Island Superfund Site.

The Company anticipates that its remaining cash, cash equivalents and marketable securities position, anticipated fiscal year 2003 cash flow, access to credit facilities and capital markets, taken together, will provide sufficient liquidity to fund operations for fiscal year 2003. Accordingly, shipyard capital expenditures are expected to be financed out of working capital. A change in the composition or timing of projected work could cause capital expenditures and repair and maintenance expenditures to increase.

Net Cash Provided by Operating Activities
Net cash provided by operating activities was $10.6 million for the year ended March 31, 2002 and was primarily attributable to fiscal year net income adjusted for depreciation and deferred taxes.

Net cash provided by operating activities was $8.3 million for the year ended April 1, 2001. Net cash provided by operating activities was primarily attributable to fiscal year net income, an increase in accounts payable, offset by an increase in insurance receivables.

Investing Cash Flows
Net cash provided by investing activities was $29.8 million for the year ended March 31, 2002 and consisted primarily of maturities and sales of marketable securities offset partially by purchases of marketable securities and capital expenditures.

Net cash provided by investing activities was $0.4 million for the year ended April 1, 2001 and consisted primarily of maturities and sales of marketable securities offset by purchases of marketable securities and capital expenditures.

Capital Expenditures
During fiscal year 2002, the Company spent approximately $2.2 million on new capital assets. This represents a decrease of $0.9 million from the $3.1 million spent in fiscal year 2001. This decrease is primarily attributable to the installation of a new Enterprise Resource Planning ("ERP") system that was completed in the fourth quarter of fiscal year 2001. The implementation of the ERP system accounted for approximately $1.0 million in fiscal year 2001 capital expenditures.

These capital expenditures are in addition to ongoing repair and maintenance expenditures in the Shipyard of $3.9 million, $3.6 million, and $3.3 million in fiscal years 2002, 2001 and 2000, respectively.

Financing Activities
Net cash used in financing activities for fiscal year 2002 was $34.4 million. Cash used in financing activities during fiscal year 2002 consisted primarily of purchases of treasury stock resulting from the Company's Dutch Auction that was completed during the second quarter of fiscal year 2002.

Net cash used in financing activities for the fiscal year ended April 1, 2001 was $2.4 million. Cash used in financing activities during fiscal year 2001 consisted primarily of purchases of treasury stock.

Credit Facility
During the first quarter of fiscal year 2002, Todd Pacific Shipyards Corporation, a wholly owned subsidiary of the Company, negotiated a $10.0 million revolving credit facility. The credit facility, which is renewable on a bi-annual basis, will provide Todd Pacific with greater flexibility in funding its operational cash flow needs. Todd Pacific had no outstanding borrowings as of March 31, 2002. Todd Pacific did not have a credit facility in place during fiscal year 2001 and therefore, had no outstanding borrowings as of April 1, 2001.

Commitments
The Company is subject to certain minimum operating lease payments on two of its dry docks that are charged to expense. These operating lease payments contain renewal options and minimum amounts of annual maintenance clauses. These minimum lease commitments are summarized in Note 9. of the Notes to Consolidated Financial Statements.

A surety company has issued contract bonds totaling $5.4 million for current repair, maintenance and conversion jobs as of March 31, 2002. Todd Pacific's trade accounts receivable on certain bonded jobs secure these various contract bonds.

Stock Repurchase
During the first quarter of fiscal year 2002, the Company announced a tender offer for up to 4.0 million shares of the Company's Common Stock at a price of not in excess of $8.25 or less than $7.00 per share. The exact price was determined by a procedure commonly referred to as a "Dutch Auction." This offer to repurchase up to 4.0 million shares from existing stockholders was approximately 42.7% of the total number of shares outstanding at that time.

Following verification of the tenders and receipt of shares tendered subject to guarantees of delivery, an aggregate of 4,136,124 shares were validly tendered at a price of $8.25 per share. The Company elected to increase the number of shares to be purchased in order to avoid proration procedures otherwise applicable to the offer, resulting in an aggregate purchase price of $34.1 million. The Company incurred expenses in connection with this offer of approximately $0.5 million. The Company utilized available cash and proceeds from available-for-sale securities to fund the share repurchases completed through the offer.

During the fourth quarter of fiscal year 2002, 30,000 shares of treasury stock were reissued pursuant to the exercise of stock options held by an officer of the Company. The number of shares held as treasury stock as of March 31, 2002, is 6,672,811.

During fiscal year 2001, the Company repurchased an aggregate of 358,800 shares of its Common Stock, at an average price per share of $7.00. The shares were repurchased at per share prices ranging from $6.56 to $7.75, for a total consideration of $2.5 million.

Labor Relations
Todd Pacific Shipyards and the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards) continue to operate under a collective bargaining agreement ratified in fiscal year 2000. That contract will expire July 31, 2002. Discussions with the unions for a new collective bargaining agreement began on June 11, 2002. Management considers its relations with the various unions to be stable.

Recent Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company has analyzed the impact of these statements and does not expect the adoption of either will have an impact on its financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company does not own any derivative financial instruments as of March 31, 2002, nor does it presently plan to in the future. However, the Company is exposed to interest rate risk. The Company's interest income is most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents and certain marketable securities. The Company's marketable securities are also subject to the inherent financial market risks and exposures of the related debt and equity securities in both U.S. and foreign markets. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities. The Company believes that the risk associated with interest rate and market fluctuations related to these marketable securities is not a material risk.

The Company is also exposed to potential interest rate risk on its revolving credit facility. Interest charged on the Company's credit facility is based on the prime lending rate, which may fluctuate based on financial market risks. Increases in the prime lending rate could increase the Company's borrowing costs under its existing credit facility. The Company believes that the risk associated with interest rate fluctuations related to its credit facility is not a material risk.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See following page

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Todd Shipyards Corporation

We have audited the accompanying consolidated balance sheets of Todd Shipyards Corporation and subsidiaries (the "Company") as of March 31, 2002 and April 1, 2001 and the related consolidated statements of income, cash flows and stockholders' equity, for each of the three years in the period ended March 31, 2002. Our audits also included the financial statement schedule listed in the index at item 14(a). The financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Todd Shipyards Corporation and subsidiaries at March 31, 2002 and April 1, 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Seattle, Washington                           /s/Ernst & Young LLP
May 16, 2002

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 and APRIL 1, 2001
(In thousands of dollars)
                                                     2002     2001
ASSETS
Cash and cash equivalents                         $ 17,795 $ 11,901
Securities available-for-sale                       13,841   46,112
Accounts receivable, less allowance for
 doubtful accounts of $150 and $100
  U.S. Government                                   12,738    8,100
  Other                                              3,086    8,045
Costs and estimated profits in excess of
 billings on incomplete contracts                    5,648    9,619
Inventory                                            1,489    1,531
Deferred taxes                                         126        -
Other current assets                                   428      360
Total current assets                                55,151   85,668

Property, plant and equipment, net                  16,595   17,358

Restricted cash                                      2,990    2,538
Deferred pension asset                              30,823   30,758
Insurance receivable                                26,798   26,102
Other long-term assets                               1,323    1,266
Deferred taxes                                           -    1,210
Total assets                                      $133,680 $164,900

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accruals                     $  9,156 $ 18,847
Accrued payroll and related liabilities              2,438    1,348
Billings in excess of costs and estimated
 profits on incomplete contracts                     2,864    1,633
Deferred taxes                                           -      391
Taxes payable other than income taxes                1,397      922
Income taxes payable                                 1,917    1,654
Total current liabilities                           17,772   24,795

Environmental and other reserves                    28,467   27,730
Accrued post retirement health benefits             17,404   18,187
Deferred taxes                                       2,646        -
Other non-current liabilities                        1,394    1,107
Total liabilities                                   67,683   71,819

Commitments and contingencies

Stockholders' equity:
Common stock $.01 par value-authorized
  19,500,000 shares, issued 11,956,033
  shares at March 31, 2002 and April 1, 2001,
  and outstanding 5,283,222 at March 31, 2002
  and 9,362,680 at April 1, 2001                       120      120
Paid-in capital                                     38,295   38,186
Retained earnings                                   74,463   67,445
Accumulated other comprehensive income                 922    1,271
Treasury stock                                     (47,803) (13,526)
Notes receivable from officers for common stock          -     (415)
Total stockholders' equity                          65,997   93,081
Total liabilities and stockholders' equity        $133,680 $164,900

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years Ended March 31, 2002, April 1, 2001, and April 2, 2000
(in thousands, except per share amounts)

                                          2002      2001      2000
Revenues                               $121,945  $116,545  $123,851
Operating Expenses:
 Cost of revenues                        84,787    77,411    86,058
 Administrative and
  manufacturing overhead                 30,721    27,801    27,532
 Provision for environmental
  and other reserves                          -     1,501     5,569
 Other - insurance settlements             (465)   (2,118)     (918)
 Subtotal                               115,043   104,595   118,241
Operating income                          6,902    11,950     5,610

Investment and other income               1,816     3,889     3,077
Gain on sale of securities                2,216       713       136

Income before income tax expense         10,934    16,552     8,823
Income tax (expense) benefit             (3,916)      175      (691)

Net income                             $  7,018  $ 16,727   $ 8,132

Net income per Common Share:

Basic                                  $   1.05  $   1.74   $  0.83
Diluted                                $   1.03  $   1.73   $  0.82

Weighted Average Shares Outstanding
Basic                                     6,677     9,587     9,765
Diluted                                   6,827     9,676     9,861

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 31, 2002, April 1, 2001, and April 2, 2000
(in thousands of dollars)
                                                   2002      2001      2000
OPERATING ACTIVITIES:
Net income                                       $ 7,018   $16,727  $  8,132
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Depreciation                                     3,020     3,017     3,237
  Environmental and other reserves                   737       633     4,887
  Deferred pension asset                             (65)   (3,276)   (2,700)
  Post retirement health benefits                   (783)   (1,395)   (1,110)
  Deferred income taxes                            3,339      (819)        -
Decrease (increase) in operating assets:
  Costs and estimated profits in excess of
   billings on incomplete contracts                3,971     2,917    (9,717)
  Inventory                                           42       322       417
  Accounts receivable                                321    (3,146)   20,349
  Insurance receivable                              (696)  (15,447)      657
  Other (net)                                          6       358       122
Increase (decrease) in operating liabilities:
  Accounts payable and accruals                   (9,691)   11,511    (2,651)
  Accrued payroll and related liabilities          1,377    (2,397)    1,045
  Billings in excess of costs and estimated
   profits on incomplete contracts                 1,231      (207)   (2,583)
  Income taxes payable                               263       (76)   (2,133)
  Other (net)                                        475      (397)      139
Net cash provided by operating
 activities                                       10,565     8,325    18,091

INVESTING ACTIVITIES:
Purchases of marketable securities                (9,491)  (16,836)  (35,127)
Sales of marketable securities                    35,863     6,164     4,375
Maturities of marketable securities                5,550    14,465     6,298
Capital expenditures                              (2,171)   (3,084)   (1,567)
Other                                                  -      (260)       63
Net cash provided by (used in) investing
 activities                                       29,751       449   (25,958)

FINANCING ACTIVITIES:
Restricted cash                                     (452)        5         4
Purchase of treasury stock                       (34,631)   (2,511)   (1,916)
Proceeds from exercise of stock options              246       120         -
Notes receivable from officers for common stock      415         -         -
Net cash used in financing                       (34,422)   (2,386)   (1,912)

Net increase (decrease) in cash and cash
 equivalents                                       5,894     6,388    (9,779)
Cash and cash equivalents at beginning of period  11,901     5,513    15,292
Cash and cash equivalents at end of period      $ 17,795  $ 11,901  $  5,513

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
  Interest                                      $      5  $      -  $     33
  Income taxes                                       319     1,400     2,822

Noncash investing and financing activities:
 Exercise of stock options in exchange for
  notes receivable from officers                       -         -       383
The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended March 31, 2002, April 1, 2001, and April 2, 2000
(in thousands of dollars)

                                         Accumulated
                                               Other             Notes
               Common Paid-in Retained Comprehensive Treasury     From   Total
                Stock Capital Earnings        Income    Stock Officers  Equity
Balance at
 March 28, 1999  $120 $38,181  $42,586      $(182)   $(9,617)    $ -  $71,088
Purchase of
 treasury stock     -       -        -          -     (1,916)      -   (1,916)
Exercise of
 stock options
 in exchange for
 notes receivable   -     (36)       -          -        419    (383)       -
Accrued interest
 notes              -       -        -          -          -     (10)     (10)
Comprehensive
 income:
Net income
 for the year
 ended
 April 2, 2000      -       -    8,132          -          -       -    8,132
Net change in
 unrealized
 gains (losses)
 on available-
 for-sale
 securities         -       -        -     (1,109)         -       -   (1,109)
Total comprehensive
 income                                                                 7,023
Balance at
 April 2, 2000   $120 $38,145  $50,718    $(1,291)  $(11,114)  $(393) $76,185
Purchase of
 treasury stock     -       -        -          -     (2,511)      -   (2,511)
Stock based
 compensation       -      20        -          -          -       -       20
Proceeds from
 exercise of
 stock options      -      21        -          -         99       -      120
Accrued interest
 notes              -       -        -          -          -     (22)     (22)
Comprehensive
 income:
Net income
 for the year
 ended
 April 1, 2001      -       -   16,727          -          -       -   16,727
Net change in
 unrealized
 gains (losses)
 on available-
 for-sale
 securities,
 (net, tax of $685) -       -        -      2,562          -       -    2,562
Total comprehensive
 income                                                                19,289

Balance at
 April 1, 2001   $120 $38,186  $67,445    $ 1,271  $ (13,526)  $(415) $93,081

Purchase of
 treasury stock     -       -        -          -    (34,631)      -  (34,631)
Stock based
 compensation       -     217        -          -          -       -      217
Proceeds from
 exercise of
 stock options      -    (108)       -          -        354       -      246
Notes receivable
 from officers
 for common stock   -       -        -          -          -     415      415
Comprehensive
 income:
Net income
 for the year
 ended
 March 31, 2002     -       -    7,018          -          -       -    7,018
Net change in
 unrealized
 gains (losses)
 on available-
 for-sale
 securities,
 (net, tax of $188) -       -        -       (349)          -      -     (349)
Total comprehensive
 income                                                                 6,669
Balance at
 March 31, 2002   $120 $38,295  $74,463   $   922   $ (47,803) $   -  $65,997

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2002, April 1, 2001, and April 2, 2000

1.  PRINCIPAL ACCOUNTING POLICIES

(A) Basis of Presentation - The Consolidated Financial Statements include the accounts of Todd Shipyards Corporation (the "Company") and its wholly owned subsidiaries Todd Pacific Shipyards Corporation ("Todd Pacific") and TSI Management, Inc. ("TSI"). All inter-company transactions have been eliminated. The Company's policy is to end its fiscal year on the Sunday nearest March 31. In accordance with this policy, the Company's fiscal year 2002, 2001 and 2000 included 52, 52, and 53 weeks, respectively. Certain reclassifications of prior year amounts in the Consolidated Financial Statements have been made to conform to the current year presentation, including the recording of certain other reserves and the related insurance receivable.

(B) Business - The Company's primary business is ship overhaul, conversion and repair for the United States Government, state ferry systems, and domestic and international commercial customers. The majority of the Company's work is performed at either its Seattle, Washington facility (the "Shipyard") or at the Puget Sound Naval Shipyard in Bremerton, Washington, by a unionized production workforce.

(C) Property, Plant and Equipment - Property, plant and equipment is carried at cost, net of accumulated depreciation. The Company capitalizes certain major repair activities when such activities are determined to increase the useful life or operating capacity of the asset. Depreciation and amortization are determined on the straight-line method based upon estimated useful lives (5-31 years) or lease periods; however, for income tax purposes, depreciation is determined on both the straight-line and accelerated methods, and on shorter periods where permitted.

(D) Revenue Recognition - The Company recognizes revenue, contract costs, and profit on construction contracts in accordance with Statement of Position No. 81-1 (SOP No. 81-1), "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Revenue, contract costs, and profit on contracts are recognized on the percentage-of-completion method (determined based on direct labor hours). Revenue, contract costs, and profits on time-and-material contracts are recorded based upon direct labor hours at fixed hourly rates and cost of materials as incurred. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is recorded. Revisions to contract estimates are recorded as the estimating factors are refined. The effect of these revisions is included in income in the period the revisions are made.

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

(K) Environmental Remediation, Bodily Injury, Other Reserves, and Insurance Receivable - The Company accounts for environmental remediation liabilities in accordance with Statement of Position 96-1, "Environmental Remediation Liabilities," which provides the accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities.

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

Accruals for environmental liabilities are not discounted and exclude legal costs to defend against claims of other parties. Insurance or other third party recoveries for environmental liabilities are recorded separately at undiscounted amounts in the financial statements as insurance receivables when it is probable that a claim will be realized.

The Company accounts for bodily injury liabilities and other reserves in accordance with Financial Accounting Standards Board No.5, "Accounting for Contingencies". Accruals for bodily injury liabilities are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on the known facts. Civil actions relating to toxic substances vary according to the case's fact patterns, jurisdiction and other factors. Accordingly, any potential expenses for claims that may be filed in the future related to alleged damages from past exposure to toxic substances is not estimable and as such are not included in the Company's reserves.

Accruals for bodily injury liabilities are adjusted periodically as new information becomes available. Such accruals are included in the environmental and other reserves at undiscounted amounts and exclude legal costs to defend against claims of other parties. Insurance or other third party recoveries for bodily injury liabilities are recorded undiscounted in the financials statements as insurance receivables when it is probable that a claim will be realized.

(L) Earnings per Share - Basic earnings per share is computed based on weighted average shares outstanding. Diluted earnings per share includes the effect of dilutive securities (options and warrants) except where their inclusion is antidilutive.

(M) Comprehensive Income - Unrealized gains or losses on the Company's available-for-sale securities, are reported as other comprehensive income
(loss) in the Consolidated Balance Sheets and Statement of Stockholders'
Equity.

(N) Long-lived Assets - The Company's policy is to recognize impairment losses relating to long-lived assets based on several factors, including, but not limited to, management's plans for future operations, recent operating results and projected cash flows. To date no such impairment has been indicated.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company has analyzed the impact of these statements and does not expect the adoption of either will have an impact on its financial statements.

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

3.  RESTRICTED CASH AND SURETY LINE

A surety company has issued contract bonds totaling $5.4 million for current repair, maintenance and conversion jobs as of March 31, 2002. Todd Pacific's trade accounts receivable on certain bonded jobs secure these various contract bonds.

Included in Cash and Cash Equivalents is $0.2 million and $1.6 million as of March 31, 2002 and April 1, 2001, respectively, of short-term restricted cash. This short-term restricted cash is generally released upon completion or acceptance of the contracted work and completion of related warranty periods and consists primarily of amounts related to work for the Washington State Ferry System.

The long-term restricted cash relates primarily to the Harbor Island Superfund site clean up and will be released upon the Company satisfying certain remediation provisions.

4.  SECURITIES AVAILABLE FOR SALE

The following is a summary of available-for-sale securities:

                          Amor-    Gross      Gross     Estimated
                          tized  Unrealized Unrealized    Fair
(In thousands)             Cost    Gains      Losses      Value
March 31, 2002
Debt securities
 U.S. Treasury securities
 and agency obligations  $ 1,015  $    6      $    -     $ 1,021

 U.S. corporate
  securities               2,333      41           -       2,374

 Mortgage-backed
  securities               5,386      34         (26)      5,394

Total debt securities      8,734      81         (26)      8,789

Equity securities
 U.S. securities           2,832   1,185          (1)      4,016
 Foreign stock               856     203         (23)      1,036
Total equity securities    3,688   1,388         (24)      5,052

Total securities         $12,422  $1,469     $   (50)    $13,841

April 1, 2001
Debt securities
 U.S. Treasury securities
 and agency obligations  $ 6,987  $  153      $    -     $ 7,140

 U.S. corporate
  securities              26,671     647           -      27,318

 Mortgage-backed
  securities               4,986      58           -       5,044

Total debt securities     38,644     858           -      39,502

Equity securities
 U.S. securities           4,949   1,439        (323)      6,065
 Foreign stock               563      38         (56)        545
Total equity securities    5,512   1,477        (379)      6,610

Total securities         $44,156  $2,335     $  (379)    $46,112

The Company had gross realized gains of $2.4 million, $1.4 million and $163 thousand on sales of available-for-sale securities for fiscal years 2002, 2001 and 2000 respectively.

The Company had gross realized losses of $0.2 million, $0.7 million and $27 thousand on sales of available-for-sale securities for fiscal year 2002, 2001 and 2000, respectively.

The amortized cost and estimated fair value of the Company's available-for-sale debt, mortgage-backed and equity securities are shown below:

                                                         Estimated
                                            Amortized      Fair
(In thousands)                                Cost         Value

March 31, 2002

Available-for-sale debt:
 Due in one year or less                    $  1,334     $  1,335
 Due after one year through three years        2,014        2,060
Subtotal                                       3,348        3,395

Mortgage-backed securities                     5,386        5,394
Equity securities                              3,688        5,052
Total                                       $ 12,422     $ 13,841

April 1, 2001

Available-for-sale debt:
 Due in one year or less                    $  9,744     $  9,807
 Due after one year through three years       23,914       24,651
Subtotal                                      33,658       34,458

Mortgage-backed securities                     4,986        5,044
Equity securities                              5,512        6,610
Total                                       $ 44,156     $ 46,112

5.  CONTRACTS

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

Preservation Contract (the "MV Yakima")
During the second quarter of fiscal year 2000, the Company was awarded a $29 million overhaul contract to renovate the Washington State Ferry, MV Yakima. Work on this project commenced during the third quarter of fiscal year 2000 and called for the replacement or renovation of the majority of the vessel's interior structures, including the replacement of steel plating, passenger area furniture, galley, fixtures, windows, and the removal of hazardous materials.

During the fourth quarter of fiscal year 2001, the Company successfully completed and delivered the vessel to the Washington State Ferry System ahead of the contractually scheduled delivery date. The Company earned financial incentives for the early delivery of the vessel and these incentives were recognized in fiscal year 2001 contract revenue.

Power Barge Contract (the "Margarita II")
In the second quarter of fiscal year 1999, the Company commenced work on a floating electrical power plant, the Margarita II. During the first quarter of fiscal year 2000, the Margarita II was delivered to its owner. To maintain production schedule deadlines and perform customer directed change orders the Company experienced significant contract cost growth in both labor hours and material. However, at the time of vessel delivery, an agreement had not reached between the Company and the owner regarding the potential increase in the contract price to compensate for all of these changes.

In accordance with the terms of the contract, the Company and the vessel owner agreed to settle the remaining change orders through a formal arbitration process. Subsequent to the end of fiscal year 2001, the Company was awarded approximately $1.9 million, as well as interest and certain agreed expenses from the arbitration board. The Company recognized the award in fiscal year 2001.

Unbilled Receivables - Certain unbilled items on completed contracts included in accounts receivable were approximately $1.2 million at March 31, 2002 and $6.8 million at April 1, 2001. The $5.6 million decrease in unbilled items on completed contracts in fiscal year 2002 is primarily attributable to two significant fiscal year 2001 events. First, the Company recognized $3.9 million in revenue under terms of an agreement reached with the Navy on certain environmental insurance costs. Second, the Company recorded $1.9 million in revenue when it was notified of a favorable arbitration award on the Margarita II contract. These amounts totaling $5.8 million were recorded in fiscal year 2001 as unbilled items and subsequently invoiced and collected in fiscal year 2002.

Customers - Revenues from the U.S. Government were $96.1 million (79%), $74.5 million (64%), and $89.3 million (72%) in fiscal years 2002, 2001 and 2000, respectively. Revenues from the Washington State Ferry System were $10.3 million (8%), $25.0 million (21%), and $18.4 million (15%) in fiscal year 2002, 2001 and 2000, respectively.

6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment and accumulated depreciation at March 31, 2002 and April 1, 2001 consisted of the following (in thousands):

                                               2002        2001
Land                                        $  1,151    $  1,151
Buildings                                     11,818      11,777
Piers, shipways and drydocks                  23,401      23,108
Machinery and equipment                       37,301      35,531
Total plant and equipment, at cost            73,671      71,567

Less accumulated depreciation                (57,076)    (54,209)
Plant, property and equipment, net          $ 16,595    $ 17,358

The Company recognized $3.0 million, $3.0 million, and $3.2 million of depreciation expense in fiscal years 2002, 2001 and 2000, respectively.

7.  PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company provides defined pension benefits and postretirement benefits to employees as described below.

Nonunion Pension Plans - The Company sponsors the Todd Shipyards Corporation Retirement System (the "Retirement System"), a noncontributory defined benefit plan under which all nonunion employees are covered. The benefits are based on years of service and the employee's compensation before retirement. The Company's funding policy is to fund such retirement costs as required to meet allowable deductibility limits under current Internal Revenue Service regulations. The Retirement System plan assets consist principally of common stocks and Government and corporate obligations. Plan assets at April 1, 2001, included 172,000 shares of the Company's stock valued at $7.00 per share. During fiscal year 2002, all of these shares were tendered to the Company under the Company's "Dutch Auction," therefore at March 31, 2002 the Plan assets did not include any Company stock.

Under a provision of the Omnibus Budget Reform Act of 1990 ("OBRA `90") the Company transferred approximately $1.6 million and $1.7 million in excess pension assets from its Retirement System into a fund to pay fiscal year 2002 and 2001 retiree medical benefit expenses, respectively. OBRA `90 was modified by the Work Incentives Improvement Act of 1999 to extend annual excess asset transfers through the fiscal year ending March 2006.

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
                                                                   Other
                                                               Postretirement
                                            Pension Benefits      Benefits
                                              2002    2001      2002    2001
Change in Benefit Obligation
(in thousands of dollars)
 Benefit obligation at beginning of year    $35,507 $36,385   $16,173 $13,751
 Service cost                                   480     400         -       -
 Interest cost                                2,284   2,395     1,046     904
 Actuarial (gain)/loss                       (1,550)   (663)        -   3,228
 Benefits paid                               (3,345) (3,010)   (1,627) (1,710)
 Benefit obligation at end of year          $33,376 $35,507   $15,592 $16,173

                                                                   Other
                                                               Postretirement
                                            Pension Benefits      Benefits
                                              2002    2001     2002     2001
Change in Plan Assets
(in thousands of dollars)
 Fair value of plan assets at beginning
   of year                                 $63,469  $69,243   $    -  $    -
 Actual gain (loss) on plan assets           2,262   (1,098)       -       -
Employer contribution                            -        -       40      44
 Asset transfer                             (1,587)  (1,666)   1,587   1,666
 Benefits paid                              (3,345)  (3,010)  (1,627) (1,710)
 Fair value of plan assets at end of year  $60,799  $63,469   $    -  $    -

                                                                   Other
                                                               Postretirement
                                            Pension Benefits      Benefits
                                              2002    2001     2002     2001
Funded Status Reconciliation
(in thousands of dollars)
 Funded status of plans                    $27,423 $27,962 $(15,592) $(16,173)
 Unrecognized prior service cost               597     842        -         -
 Unrecognized (gain)/loss                    2,803   1,954   (3,272)   (3,406)
 Deferred pension asset
  (accrued liability)                      $30,823 $30,758  (18,864)  (19,579)
Less: current portion included in
 "Accounts payable and accruals"                 -       -    1,460     1,392
Long-term accrued postretirement
 health benefits                                 -       - $(17,404) $(18,187)

                                                                  Other
                                                               Postretirement
                                            Pension Benefits      Benefits
                                              2002    2001      2002     2001
Weighted Average Assumptions
 Discount rate                                7.00%   7.00%     7.00%    7.00%
 Expected return on plan assets               7.50%   7.50%        -        -
 Rate of compensation increase                4.50%   4.50%        -        -
 Medical trend rate (retirees) (1)               -       -     10.00%   12.00%

(1) Postretirement benefit medical trend rate in fiscal year 2002 is 10.00% graded to 6.00% over 4 years. Fiscal year 2001 is 12.00% graded to 6.00% over 5 years.

                                                                Other
                                                           Postretirement
                                 Pension Benefits             Benefits
                              2002     2001     2000   2002     2001     2000
Components of Net Periodic
 Benefit Cost
 (in thousands of dollars)
  Service Cost              $  480   $  400   $  237 $    -    $   -    $   -
  Interest cost on
   projected benefit
   obligation                2,283    2,396    2,528  1,046      904      948
  Expected return on
   plan assets              (4,660)  (5,568)  (4,737)     -        -        -
  Amortization of
   transition obligation         -   (2,415)  (2,415)     -        -        -
  Amortization of prior
   service cost                245      245      245      -        -        -
  Recognized actuarial
   (gain)/loss                   -        -        -   (174)    (522)    (607)
  Net periodic (benefit)
   cost before OBRA '90     (1,652)  (4,942)  (4,142)   872      382      341
  Transfer of assets for
   payment of retiree
   medical benefits
   (401(h) Plan)             1,587    1,666    1,442 (1,587)  (1,666)  (1,442)
Net periodic benefit       $   (65) $(3,276) $(2,700) $(715) $(1,284) $(1,101)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:
                                                                    Other
                                                                Postretirement
                                                                   Benefits
                                                                2002    2001
Effect of a 1% Increase in the Health Care Cost Trend On:
(in thousands of dollars)
 Service cost plus interest cost                             $    83  $    86
 Accumulated postretirement benefit obligation               $ 1,176  $ 1,219

Effect of a 1% Decrease in the Health Care Cost Trend On:
(in thousands of dollars)
 Service cost plus interest cost                             $   (73) $   (76)
 Accumulated postretirement benefit obligation               $(1,050) $(1,087)

Union Pension Plans - Operating Shipyard - The Company participates in several multi-employer plans, which provide defined benefits to the Company's collective bargaining employees. The expense for these plans totaled $2.6 million, $2.5 million and $2.8 million, for fiscal years 2002, 2001 and 2000, respectively.

Union Pension Plans - Previously Operated Shipyards - The Company no longer sponsors union pension plans attributable to the prior operation of other shipyards. The ongoing operation and management of these plans have either been terminated or transferred to other parties.

Savings Investment Plan - The Company sponsors a Savings Investment Plan (the "Savings Plan"), under Internal Revenue Code Section 401, covering all non-union employees. Under the terms of the Savings Plan, which were modified in fiscal year 2001, the Company now contributes an amount up to 2.4% of each participant's annual salary depending on the participant's Savings Plan contributions. These Company contributions are subject to a two-year cliff-vesting. The Company incurred expenses related to this plan of $0.1 million and $38 thousand in fiscal years 2002 and 2001, respectively. The Company did not incur expenses related to this plan in fiscal year 2000.

8.  INCOME TAXES

Components of the income tax expense (benefit) are as follows (in thousands):

                                       2002      2001      2000

Current tax expense                 $   390   $ 1,329   $   691
Deferred tax expense (benefit)        3,526    (1,504)        -
Total income tax expense (benefit)  $ 3,916   $  (175)  $   691

The provision for income taxes differs from the amount of tax determined by applying the federal statutory rate and is as follows (in thousands):

                                       2002      2001      2000
Tax provision at
  federal statutory tax rate        $ 3,827   $ 5,793   $ 3,088
Decrease in valuation
  allowance                               -    (5,905)   (2,529)
Other - net                              89       (63)      132
Income tax expense (benefit)        $ 3,916   $  (175)  $   691

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities at March 31, 2002 and April 1, 2001 were as follows (in thousands):

                                       2002      2001
Deferred income tax assets:

Alternative minimum tax credit
  carryforwards                    $  2,590  $  2,863
Accrued employee benefits             7,465     7,298
Environmental and other reserves      9,964     9,706
Inventory reserves                       98        98
Reserve for doubtful accounts            53        35
Other                                   487       527
Total deferred income tax assets     20,657    20,527

Deferred income tax liabilities:
Insurance receivable                  9,379      5,556
Deferred pension income              10,788     10,766
Accelerated depreciation              1,943      2,174
Contract deferrals                      362        351
Securities available-for-sale           497        685
Other                                   208        176
Total deferred income tax
 liabilities                         23,177     19,708

Net deferred tax asset (liability) $ (2,520) $     819

During fiscal year 2002, the Company utilized approximately, $0.3 million in alternative minimum tax credits. The Company has approximately $2.6 million in remaining alternative minimum tax credit carryforwards that can be used in the future and have no expiration date. During fiscal year 2001, the Company fully utilized its remaining net operating loss and tax credit carryforwards.

Prior to fiscal year 2001, the Company recorded its deferred tax assets on the balance sheet net of a valuation reserve due to the uncertainty of its ability to generate consistent, sustainable taxable income from its core shipyard operations. In fiscal year 2001, the Company recorded its net deferred tax asset on the balance sheet based on its ability to utilize this net asset in future years.

9.  LEASES

Operating lease payments charged to expense were $0.9 million, $1.5 million and $1.2 million for fiscal years 2002, 2001 and 2000, respectively. Certain leases contain renewal options and minimum amounts of annual maintenance clauses. Minimum lease commitments at March 31, 2002 are summarized below (in thousands):

                                                      Operating
                                                        Leases
2003                                                 $    857
2004                                                      815
2005                                                      788
2006                                                      783
2007                                                       71
Thereafter                                                245

Total minimum lease commitments                      $  3,559

10.  FINANCING ARRANGEMENTS

During the first quarter of fiscal year 2002, Todd Pacific Shipyards Corporation, a wholly owned subsidiary of the Company, negotiated a $10.0 million revolving credit facility with interest at the prime rate. The credit facility, which is renewable on a bi-annual basis, will provide the Todd Pacific with greater flexibility in funding its operational cash flow needs. Todd Pacific had no outstanding borrowings as of March 31, 2002. Todd Pacific did not have a credit facility in place during fiscal year 2001 and therefore, had no outstanding borrowings as of April 1, 2001.

11.  ENVIRONMENTAL AND OTHER RESERVES

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

The agreement provides coverage for the known liabilities in an amount exceeding the Company's current booked reserves of $17.7 million.
Additionally, the Company has entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

The Company recorded a non-current asset in the form of an insurance receivable in accordance with its environmental accounting policies at the time it entered into this agreement. This transaction did not have a material effect on the Company's results of operations, nor did the transaction have a material effect on stockholders' equity.

Harbor Island Site History

To date, the EPA has separated the Harbor Island Site into three operable units that affect the Company: the Soil and Groundwater Unit (the "Soil Unit"), the Shipyard Sediments Operable Unit (the "SSOU") and the Sediments Operable Unit (the "SOU"). The Company, along with a number of other Harbor Island PRPs, received a Special Notice Letter from the EPA on May 4, 1994 pursuant to section 122 (e) of CERCLA. The Company entered into a Consent Decree for the Soil Unit in September 1994 under which the Company has agreed to remediate the designated contamination on its property. Removal of floating petroleum product from the water table began in October 1998 and is anticipated to continue through fiscal year 2005. The Company and the EPA are currently negotiating the extent and methodology of the soil remediation.

During the third quarter of fiscal year 1997, the EPA issued its Record of Decision ("ROD") for the SSOU. The ROD identifies four alternative clean-up remedies and specifies the EPA's selected remedy (the "Selected Remedy"). The Selected Remedy requires sediment dredging, and installation of a clean sediment cap and various monitoring efforts extending over ten years. The Selected Remedy included dredging and disposal of approximately 116,000 cubic yards of material currently in the Duwamish River and Elliott Bay surrounding the Shipyard. During the third quarter of fiscal year 2000, the EPA expanded the boundaries of the SSOU issuing their Phase 1B Data Report and resulting Explanation of Significant Differences outlining the changes to the ROD.

Within the newly established SSOU boundary the Company could be required to increase the amount of material to be dredged to 150,000 - 200,000 cubic yards of sediment material. The current proposed method of disposal is in an
approved upland disposal site.   The Company evaluated what it believed was
the financial impact of the EPA's actions and this resulted in a charge against fiscal year 2000 earnings of $5.5 million. During the fourth quarter of fiscal year 2000, the Company and the EPA entered into an Administrative Order on Consent for the development of the remedial design for the SSOU. The Management anticipates that during fiscal year 2003 agreement will be reached with the EPA on a remedial design that identifies the scope of remediation and the method of sediment disposal. Pursuant to the current schedule, remediation of the SSOU will begin in the third quarter of fiscal 2004. Current environmental regulations limit the period of time during the year that dredging may occur. Given these limits, the completion of dredging in the SSOU will require several years to complete. The cost of the SSOU clean up will remain significantly uncertain until agreement has been reached with the EPA during fiscal year 2003.

During the Company's fiscal year 2000, several species of salmon in Washington State were designated under the Endangered Species Act. The potential impact the designation could have on the remedial efforts on the Harbor Island Superfund site is unknown at this time, although any related costs within aggregate policy limits will be covered by insurance purchased in January 2001. As of March 31, 2002, the Company believes that aggregate policy limits are currently adequate to cover this potential impact.

In January 1998, the Company was notified by the EPA that testing would be required in the West Waterway of the Duwamish River outside the borders of the SSOU as part of the SOU. The Company in May 1998 entered into an Order on Consent to perform certain limited testing as part of the SOU investigation. After an evaluation of the results, the EPA issued a draft "no action" ROD on the SOU for public comment which if issued in final form would end the investigation of the SOU requiring no remedial action. The public comment period closed during the Company's fourth quarter of fiscal year 2000 and the EPA has not yet announced the results. The Company's environmental reserves for the entire Harbor Island Site aggregated $17.7 million at March 31, 2002.

Other Environmental Remediation Matters

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

During the fourth quarter of fiscal year 2001, the Company received a request for information from the EPA regarding the Agriculture Street Landfill Superfund Site in New Orleans, Louisiana. The EPA informed the Company that the area was used as a landfill from 1909 through 1934 and then sporadically until its final closure in 1966. The Company has indicated to the EPA that it has no information regarding this site. No estimate of potential liability has been included in the Company's reserves discussed below.

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

In November 1987, the Company was identified as a PRP by the EPA in conjunction with the cleanup of the Operating Industries, Inc. ("OII") hazardous materials disposal site at Monterey Park, California. In September 1995, the Company entered into a Partial Consent Decree with the EPA to contribute $0.6 million as its partial share of remediation costs at the OII site, which encompasses all costs assessed to date. Payment was made to the EPA in July 1996. During fiscal year 2002 the Company entered into a Final Consent Decree with the EPA to contribute an additional $0.4 million in final settlement of its alleged liability on this site. The Company expects the Final Consent Decree to be entered by the United States District Court during fiscal year 2003 with payment due shortly thereafter.

Asbestos-Related Claims

The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities. At March 31, 2002, the Company had approximately 377 cases involving approximately 570 plaintiffs pending against it and other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers and equipment manufacturers, involving injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and developed, analyzing them in two different categories based on severity of illness. Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims.
All others of a less medically serious nature are categorized as "non-malignant". The Company is currently defending approximately 35 "malignant" claims and approximately 535 "non-malignant" claims. The Company and its insurers are vigorously defending these actions. See Item 3. Legal Proceedings for additional claim information.

The Company has entered into agreements with several of its insurers to provide coverage for a significant portion of settlements and awards related to these bodily injury claims. These agreements have aggregate limits on amounts to be paid overall and formulas for determining amounts of payment on individual claims. The two most significant agreements provide coverage applicable to claims of exposure to asbestos occurring between 1949 and 1976 and occurring between 1976 through 1987. Insurance coverage for exposures to asbestos was no longer available from the insurance industry after 1987. Due to changes in federal regulations in the 1970s which resulted in the swift decline in commercial and military application of asbestos and increased regulation over the handling and removal of asbestos, there exists minimal risk of claims arising from exposure post 1987. Contractual formulas are utilized to determine the amount of coverage from each agreement on each claim settled or litigated. Once the initial date of alleged exposure to asbestos is determined, all contractual years subsequent to that date participate in the settlement. Since all known claims involve alleged exposure prior to 1976, the 1976 through 1987 Agreement will participate in the settlement or judgement of all outstanding claims that are settled or litigated. As a result, and as the years remaining calculation set forth below indicates, the 1976 through 1987 agreement will exhaust prior to the 1949 through 1976 agreement. Based on historical claims settlement data only, the Company projects that at March 31, 2002, the 1949 through 1976 agreement will provide coverage for an additional 20.6 years and the 1976 through 1987 agreement will provide coverage for an additional 5.2 years. At April 1, 2001, the Company projected that these agreements would provide coverage for an additional 23.7 years and 8.0 years, respectively. The increased declination of estimated coverage experienced from fiscal year 2001 to fiscal year 2002 was due to increased settlement activity on malignant cases including six cases that had been in inventory dating back as far as 1993. The Company resolved 20 malignant claims in 2002 compared with 16 in 2001 and 11 in 2000. If historical settlement patterns or the rate of filing for new cases change in future periods, these estimated coverage periods could be shorter or longer than anticipated. Moreover, if one or both of these coverages are exhausted at some future date, the Company's share of responsibility will increase for any subsequent claims' expense previously covered by these insurance agreements. At March 31, 2002, the Company has recorded a bodily injury liability reserve of $9.4 million and a bodily injury insurance receivable asset of $7.1 million. At April 1,2001, the Company had recorded a bodily injury liability reserve of $10.6 million and a bodily injury insurance receivable of $7.8 million. These bodily injury liabilities and receivables are classified within the Company's Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

Due to uncertainties of the number of cases, the extent of alleged damages, the population of claimants and size of any awards and/or settlements, there can be no assurance that the current reserves will be adequate to cover the costs of resolving existing cases. Additionally, the Company cannot predict the eventual number of cases to be filed against it or their eventual resolution and does not include in its reserve amounts for cases that may be filed in the future. However, it is probable that if future cases are filed against the Company it will result in additional costs arising either from its share of costs under current insurance in place arrangements or due to the exhaustion of such coverage. The Company reviews the adequacy of existing reserves periodically based upon developments affecting these claims, including new filings and resolutions, and makes adjustments to the reserve and related insurance receivable as appropriate.

As the Company is not able to estimate its potential ultimate exposure for filed and unfiled claims against the Company, it cannot predict whether the ultimate resolution of the bodily injury cases will have a material effect on the Company's results of operations or stockholders' equity.

The Company has recorded $0, $1.5 million and $5.6 million in charges against earnings in fiscal years 2002, 2001, and 2000, respectively relating to additional reserves for environmental and bodily injury matters. These charges are classified in the Company's Consolidated Statements of Income as a Provision for environmental and other reserves. The Company's remediation costs and bodily injury claims paid are charged against the reserves recorded when paid. In certain cases, amounts paid by the Company are reimbursable under its existing contractual arrangements with several insurance companies. These reimbursements are recorded against the environmental insurance asset when collected. In other cases, the Company manages work conducted by third party vendors and submits invoices to its insurance companies for reimbursement on behalf of the third party vendor. In these cases, the insurance companies reimburse the third party vendor directly. These expenses and payments associated with third party vendors are taken into consideration when estimating the Company's environmental and bodily injury liabilities and amounts available for reimbursement under its contractual arrangements. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims.

The Company continues to negotiate with its insurance carriers and prior landowners and operators for certain past and future remediation costs. The Company has reached various agreements with its insurance carriers regarding the carriers' obligations for property damage occurring in previous fiscal years. These settlements were recorded as income and totaled $0.5 million, $2.1 million and $0.9 million in fiscal years 2002, 2001 and 2000, respectively. These settlements are classified in the Company's Consolidated Statements of Income as Other - insurance settlements.

The Company has provided total aggregate reserves of $28.5 million as of March 31, 2002 for the above, described contingent environmental and bodily injury liabilities. Due to the complexities and extensive history of the Company's environmental and bodily injury matters, the amounts and timing of future expenditures is uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

The Company has various insurance policies and agreements that provide coverage on the costs to remediate environmental sites and for the defense and settlement of bodily injury cases. These policies and agreements are primarily with two insurance companies. Based upon the current credit rating of both of these companies, the Company anticipates that both parties will be able to perform under the policy or agreement. As of March 31, 2002, the Company has recorded an insurance receivable asset of $26.8 million to reflect contractual arrangements with several insurance companies to share costs for certain environmental matters.

12.  OTHER CONTINGENCIES

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

As a general practice within the defense industry, the Defense Contract Audit Agency ("DCAA") and other government agencies continually review the cost accounting practices of Government contractors. In the course of these reviews, cost accounting issues are identified, discussed and settled or resolved through agreements with the government's authorized contracting officer or through legal proceedings. Other than the normal cost accounting issues raised by the DCAA as a result of their ongoing reviews, the Company is not aware of any outstanding issues with the DCAA.

13.  COLLECTIVE BARGAINING AGREEMENT

Todd Pacific Shipyards and the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards) continue to operate under a collective bargaining agreement ratified in fiscal year 2000. That contract will expire July 31, 2002. Discussions with the unions for a new collective bargaining agreement began on June 11, 2002. Management considers its relations with the various unions to be stable.

14.  TREASURY STOCK

During the first quarter of fiscal year 2002, the Company announced a tender offer for up to 4.0 million shares of the Company's Common Stock at a price of not in excess of $8.25 or less than $7.00 per share. The exact price was determined by a procedure commonly referred to as a "Dutch Auction." This offer to repurchase up to 4.0 million shares from existing stockholders was approximately 42.7% of the total number of shares outstanding at that time.

Following verification of the tenders and receipt of shares tendered subject to guarantees of delivery, an aggregate of 4,136,124 shares were validly tendered at a price of $8.25 per share. The Company elected to increase the number of shares to be purchased in order to avoid proration procedures otherwise applicable to the offer, resulting in an aggregate purchase price of $34.1 million. The Company incurred expenses in connection with this offer of approximately $0.5 million. The Company utilized available cash and proceeds from available-for-sale securities to fund the share repurchases completed through the offer.

During fiscal year 2001, the Company under a stock repurchase plan repurchased an aggregate of 358,800 shares of its Common Stock, at an average price per share of $7.00. The shares were repurchased at per share prices ranging from $6.56 to $7.75, for a total consideration of $2.5 million.

The following table summarizes the total number of common shares outstanding, held in treasury and issued by the Company during the past three fiscal years.

                              Total Shares of Common Stock
                                          Held in
                           Outstanding   Treasury      Issued
As of March 28, 1999        9,910,180    2,045,853   11,956,033
Shares Repurchased           (293,700)     293,700            -
Options Exercised              85,000      (85,000)           -
As of April 2, 2000         9,701,480    2,254,553   11,956,033
Shares Repurchased           (358,800)     358,800            -
Options Exercised              20,000      (20,000)           -
As of April 1, 2001         9,362,680    2,593,353   11,956,033
Shares Repurchased
 through Dutch Auction     (4,136,124)   4,136,124            -
Options Exercised              56,666      (56,666)           -
As of March 31, 2002        5,283,222    6,672,811   11,956,033

15.  INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                              March 31,   April 1,    April 2,
                                                  2002       2001        2000
(in thousands, except per share amount)
Numerator:
  Numerator for basic and diluted net
    income per share:
    Net income                                 $  7,018   $ 16,727    $  8,132

Denominator:
  Denominator for basic net income per
    share - weighted average
    common shares outstanding                     6,677      9,587       9,765
  Effect of dilutive securities
  Stock options based
   on the treasury stock method using
   average market price                             150         89          96
Denominator for diluted net income per share      6,827      9,676       9,861

Basic income per share                         $   1.05   $   1.74    $   0.83
Diluted income per share                       $   1.03   $   1.73    $   0.82

16.  STOCK BASED COMPENSATION

The Company's Incentive Stock Compensation Plan (the "Plan") provides for the granting of incentive stock options, non-qualified stock options, and restricted stock or any combination of such grants to directors, officers and key employees of the Company to purchase shares of the Class A Common Stock of the Company. An aggregate of 1,000,000 shares of common stock has been authorized for issuance under the Plan. Options issued under the Plan generally vest ratably over three years and expire not more than ten years from the date of grant and are granted at prices equal to the fair value on the date of grant. There were 235,000 options available for future grant under the Plan at March 31, 2002.

A summary of stock option transactions for the years ended March 31,2002, April 1, 2001 and April 2, 2000 is as follows:

                                   Number      Option Price   Weighted Average
                                 of Shares       Per Share     Exercise Price
Outstanding, March 28, 1999       340,000     $4.25 to $6.00          $4.74
  Granted                          10,000               4.38           4.38
  Exercised                       (85,000)              4.50           4.50
Outstanding, April 2, 2000        265,000      4.25 to  6.00           4.80
  Granted                         415,000      6.55 to  7.94           6.72
  Exercised                       (55,000)     4.56 to  6.00           5.48
Outstanding, April 1, 2001        625,000      4.25 to  7.94           6.01
  Exercised                      (116,666)     4.25 to  6.00           4.61
Outstanding, March 31, 2002       508,334      4.25 to  7.94           6.33
Exercisable, March 31, 2002       245,001     $4.25 to $7.94          $6.00

As described in Note 1, the Company accounts for stock-based compensation to its employees and directors using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for awards. Generally, no compensation expense has been recognized for such awards because the fair value of the underlying common stock equals the exercise price of the stock options granted. The outstanding stock options have a contractually weighted-average life of 6.0 years as of March 31, 2002.

If compensation costs had been recognized based on the fair value of the grant for options awarded under the Plan, the fair value would have been calculated using a Black-Scholes option pricing model with the following weighted-average assumptions on the option grant date:

                                      Employee Stock Option
                                           Year Ended
                                         2001       2000
Expected life (years)                     4          4
Expected volatility                      38%        38%
Risk-free interest rate                   6%         6%
Expected dividend yield                   0%         0%

The weighted average fair value of options granted during 2001 and 2000 was $2.55 and $1.81, respectively. No options were granted during fiscal year 2002.

Under SFAS 123, if the Company had elected to recognize the compensation cost based on the fair value of the options granted at the grant date, net income would have decreased as follows (the estimated fair value of the options is amortized to expense over the options' vesting period):

(in thousands,                         Year Ended
  except per share data)        2002       2001       2000
Net income:
  As reported               $  7,018   $ 16,727   $  8,132
  Pro forma                    6,790     16,663      8,109

Net income per share:
 Basic
  As reported               $   1.05   $   1.74   $   0.83
  Pro forma                     1.02       1.74       0.83

 Diluted
  As reported               $   1.03   $   1.73   $   0.82
  Pro forma                     0.99       1.72       0.82

17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Financial results by quarter for the fiscal years ended March 31, 2002 and April 1, 2001 are as follows. Each quarter is 13 weeks in length.
(in thousands):
                                                  Net
                           Operating           Income per
                            income      Net     Diluted
                 Revenues   (loss)    income     Share

1st Qtr 2002    $ 31,242  $  1,868   $ 1,802  $  0.19
2nd Qtr 2002      31,017     2,167     2,971     0.43
3rd Qtr 2002      30,556     1,360     1,124     0.21
4th Qtr 2002      29,130     1,507     1,121     0.21

1st Qtr 2001    $ 33,401  $  2,405   $ 2,320  $  0.24
2nd Qtr 2001      28,681     2,276     2,602     0.27
3rd Qtr 2001      24,489      (483)    2,420     0.25
4th Qtr 2001(1)   29,974     7,752     9,385     0.99

(1) The fourth quarter of fiscal year 2001 reflects $3.9 million in additional revenue resulting from an agreement reached with the U.S. Navy to share in certain environmental insurance costs and $1.9 million in revenue associated with the Margarita II arbitration award and $0.4 million of related interest and expenses, and reversal of $5.9 million valuation allowance on deferred tax assets.

Todd Shipyards Corporation
Schedule II - Valuation and Qualifying Reserves
For years ending March 31, 2002, April 1, 2001 and April 2, 2000
(in thousands)

Reserves deducted from assets to which they apply - Allowance for doubtful accounts:
                                                Year Ended
                                   March 31,     April 1,     April 2,
                                       2002         2001         2000
Balance at beginning of period       $  100       $  100       $  184
Charged to costs and expenses            13           81           52
(Deductions) recoveries
 from reserves (1)                       37          (81)        (136)
Balance at close of period           $  150       $  100       $  100

Notes:
(1) Deductions from reserves represent uncollectible accounts written off less recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCED DISCLOSURE
None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
**

ITEM 11. EXECUTIVE COMPENSATION
**

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
**

ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS
**

** The information for the above items will be provided in, and is incorporated by reference to, the 2002 Proxy Statement.

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

None

TODD SHIPYARDS CORPORATION
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE COVERED BY REPORT OF INDEPENDENT AUDITORS

Report of Ernst & Young LLP, Independent Auditors.............. *

Consolidated Balance Sheets at March 31, 2002
  and April 1, 2001 ........................................... *

Consolidated Statements of Income
For the years ended March 31, 2002,
 April 1, 2001 and April 2, 2000. ............................. *

Consolidated Statements of Cash Flows
For the years ended March 31, 2002,
 April 1, 2001 and April 2, 2000. ............................. *

Consolidated Statements of Stockholders' Equity
For the years ended March 31, 2002,
 April 1, 2001 and April 2, 2000. ............................. *

Notes to Consolidated Financial Statements
For the years ended March 31, 2002,
 April 1, 2001 and April 2, 2000. ............................. *

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

10-6   Employment contract between the Company and Stephen G.        *
       Welch dated February 7, 2001.

10-7   Grant of Incentive Stock Option dated February 7, 2001        *
       to Stephen G. Welch pursuant to the Incentive Stock
       Compensation Plan

10-8   Put Agreement between the Company and Stephen G.              *
       Welch dated February 7, 2001.

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

TODD SHIPYARDS CORPORATION
Registrant

By: /s/ Scott H. Wiscomb
    Scott H. Wiscomb
    Chief Financial Officer,
    Principal Financial Officer,
    Principal Accounting Officer,
    and Treasurer
    June 14, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Brent D. Baird                 /s/ Steven A. Clifford
Brent D. Baird, Director           Steven A. Clifford, Director
June 14, 2002                      June 14, 2002

/s/ Patrick W.E. Hodgson           /s/ Joseph D. Lehrer
Patrick W.E. Hodgson,              Joseph D. Lehrer, Director
Chairman, and Director             June 14, 2002
June 14, 2002

/s/ Philip N. Robinson             /s/ John D. Weil
Philip N. Robinson, Director       John D. Weil, Director
June 14, 2002                      June 14, 2002

/s/ Stephen G. Welch
Stephen G. Welch
President,
Chief Executive Officer,
and Director
June 14, 2002