Form 10-Q
period 2002-06-30
TODD SHIPYARDS CORP
filed 2002-08-13
CIK 98537

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


   [X]      Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

               For the quarterly period ended June 30, 2002


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

There were 5,283,222 shares of the corporation's $.01 par value common stock outstanding at June 30, 2002.












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








































ITEM 1.  FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Quarterly Periods Ended June 30, 2002 and July 1, 2001
(In thousands of dollars, except per share data)

                                                       Quarter Ended
                                                     06/30/02 07/01/01

Revenues                                             $49,260  $31,242
Operating expenses:
 Cost of revenues                                     33,793   21,139
 Administrative and
  manufacturing overhead                              12,352    8,235
 Other - insurance settlements                          (125)       -
Total operating expenses                              46,020   29,374
Operating income                                       3,240    1,868

Investment and other income                              297      901
Gain on sale of securities                                29       20

Income before income taxes                             3,566    2,789

Income taxes                                          (1,260)    (987)

Net income                                           $ 2,306  $ 1,802

Net income per Common Share:

Basic                                                $  0.44  $  0.19
Diluted                                              $  0.41  $  0.19

Weighted Average Shares Outstanding
Basic                                                  5,283    9,363
Diluted                                                5,562    9,496

Pro forma amounts assuming adoption of FAS No. 123 to previously granted stock options:

  Net income                                         $ 2,250  $ 1,745

  Net income per Common Share,
   Basic                                             $  0.43  $  0.19
   Diluted                                           $  0.40  $  0.18

Retained earnings at
 beginning of period                                 $74,463  $67,445
Net income for the period                              2,306    1,802
Retained earnings at
 end of period                                       $76,769  $69,247








The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
                                                  06/30/02   03/31/02
                                                (Unaudited)  (Audited)
ASSETS
Cash and cash equivalents                         $  7,909  $ 17,795
Securities available-for-sale                       21,307    13,841
Accounts receivable, less allowance for
 doubtful accounts of $150 and $100
  U.S. Government                                   24,232    12,738
  Other                                              1,639     3,086
Costs and estimated profits in excess of
 billings on incomplete contracts                    1,105     5,648
Inventory                                            1,336     1,489
Deferred taxes                                         473       126
Other current assets                                   204       428
Total current assets                                58,205    55,151

Property, plant and equipment, net                  16,172    16,595

Restricted cash                                      2,989     2,990
Deferred pension asset                              30,823    30,823
Insurance receivable                                29,555    26,798
Other long-term assets                               1,340     1,323
Total assets                                      $139,084  $133,680

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accruals                     $  7,801  $  9,156
Accrued payroll and related liabilities              2,259     2,438
Billings in excess of costs and estimated
 profits on incomplete contracts                     4,066     2,864
Taxes payable other than income taxes                1,570     1,397
Income taxes payable                                 2,951     1,917
Total current liabilities                           18,647    17,772

Environmental and other reserves                    30,844    28,467
Accrued post retirement health benefits             17,254    17,404
Deferred taxes                                       2,730     2,646
Other non-current liabilities                        1,442     1,394
Total liabilities                                   70,917    67,683

Commitments and contingencies

Stockholders' equity:
Common stock $.01 par value-authorized
  19,500,000 shares, issued 11,956,033
  shares at June 30, 2002 and March 31, 2002,
  and outstanding 5,283,222 at June 30, 2002
  and 5,283,222 at March 31, 2002                      120       120
Paid-in capital                                     38,324    38,295
Retained earnings                                   76,769    74,463
Accumulated other comprehensive income                 757       922
Treasury stock                                     (47,803)  (47,803)
Total stockholders' equity                          68,167    65,997
Total liabilities and stockholders' equity        $139,084  $133,680



The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Quarterly Periods Ended June 30, 2002 and July 1, 2001
(in thousands of dollars)
                                                      Period Ended
                                                  06/30/02    07/01/01
OPERATING ACTIVITIES:
Net income                                       $  2,306    $  1,802
Adjustments to reconcile net income to net
 cash used in operating activities:
  Depreciation                                        756         768
  Environmental reserves                            2,377        (117)
  Post retirement health benefits                    (150)       (150)
  Deferred income taxes                              (263)      1,087
Decrease (increase) in operating assets:
  Costs and estimated profits in excess of
   billings on incomplete contracts                 4,543       1,342
  Inventory                                           153         121
  Accounts receivable                             (10,047)     (1,484)
  Environmental receivable                         (2,757)        404
  Other (net)                                         207        (471)
Increase (decrease) in operating liabilities:
  Accounts payable and accruals                    (1,355)    (12,772)
  Accrued payroll and related liabilities            (131)        260
  Billings in excess of costs and estimated
   profits on incomplete contracts                  1,202         465
  Income taxes payable                              1,034        (250)
  Other (net)                                         173          37
Net cash used in operating activities              (1,952)     (8,958)

INVESTING ACTIVITIES:
Purchases of marketable securities                 (9,381)     (2,000)
Maturities of marketable securities                     -       2,150
Sales of marketable securities                      1,750       2,000
Capital expenditures                                 (333)       (544)
Other                                                  29        (247)
Net cash provided by (used in) investing
 activities                                        (7,935)      1,359

FINANCING ACTIVITIES:
Restricted cash                                         1        (550)
Net cash provided by (used in)
 financing activities                                   1        (550)

Net decrease in cash and cash equivalents          (9,886)     (8,149)
Cash and cash equivalents at beginning of period   17,795      11,901
Cash and cash equivalents at end of period          7,909       3,752

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                               -           5
 Income taxes                                    $    400   $     250







The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Todd Shipyards Corporation (the "Company") filed its Consolidated Financial Statements for the fiscal year ended March 31, 2002 with the Securities and Exchange Commission on Form 10-K. The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis contained in that report should be read in connection with this Form 10-Q.

1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements are unaudited but in the opinion of management reflect all adjustments necessary for a fair presentation of the Company's financial position and results of operations in accordance with accounting principles generally accepted in the United States applied on a consistent basis.

2.  NEW ACCOUNTING POLICIES

Beginning in fiscal year 2003, the Company has elected to apply the expense recognition provisions of Financial Accounting Standards Board Statement No. 123 (FAS No. 123), "Accounting for Stock-Based Compensation." The recognition provisions are applied to stock option grants awarded subsequent to March 31, 2002. The Company has adopted FAS No. 123 as it is designated as the preferred method of accounting for stock-based compensation.

During the quarter the Company did not grant any new stock options and therefore there is no expense recorded under FAS No. 123. The income statement includes pro forma information as if the expense recognition provisions of FAS No. 123 were applied to stock option grants for all periods presented, based on the valuation of the option as of the date of the grants.

Previously, the Company had applied the disclosure only provisions of FAS No. 123 and accounted for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the stock option price.

Since the expense recognition provisions of FAS No. 123 apply to stock options granted subsequent to March 31, 2002, the Company cannot presently determine the financial impact that this change will have on its future results of operations or financial condition.

3.  CONTRACTS

Auxiliary Oiler Explosive ("AOE") Contract
During the first quarter of fiscal year 2002, the Company was awarded a six-year, sole source cost-type contract for phased maintenance repairs to four Department of Navy AOE class supply ships. This was the fourth consecutive, multi-year contract awarded to the Company by the Navy on the AOE class vessels. The notional value of this new contract is expected to be approximately $180 million if all options are exercised. Work on this contract is being performed primarily in the Company's Seattle shipyard.

During the first quarter of fiscal year 2003, the Navy announced its intention to decommission AOE 7 and AOE 10 for transfer to the Military Sealift Command in 2003 and 2004, respectively. The Company is currently unable to determine what impact this may have on its ability to maintain these vessels in the future.

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

Contract Revenue
The Company's first quarter revenue of $49.3 million reflects an increase of $18.0 million (58%) from fiscal year 2002 first quarter levels. This increase is primarily due to the simultaneous execution of repair and overhaul work under the Company's three U.S. Navy phased maintenance contracts during the first quarter of fiscal year 2003. The Company believes that the large concentration of work volumes experienced during the first quarter will not be indicative of work volumes planned for in each of the remaining quarters of the fiscal year.

4.  ENVIRONMENTAL AND OTHER RESERVES

As discussed in the Company's Form 10-K for the fiscal year ended March 31, 2002, the Company faces potential liabilities in connection with the alleged presence of hazardous waste materials at its Seattle shipyard and at several sites used by the Company for disposal of alleged hazardous waste. The Company has also been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances at Company facilities.

The Company continues to analyze environmental matters and associated liabilities for which it may be responsible. No assurance can be given as to the existence or extent of any environmental liabilities until such analysis has been completed. The eventual outcome of all environmental matters cannot be determined at this time, however, the analyses of some matters have progressed sufficiently to warrant establishment of reserve provisions in the accompanying consolidated financial statements.

Harbor Island Site
In fiscal year 2001, the Company entered into a 30-year agreement with an insurance company that provides broad-based insurance coverage for the remediation of the Company's operable units at the Harbor Island Superfund Site.

The agreement provides coverage for the known liabilities in an amount not to exceed policy limits. These limits currently exceed the Company's current booked reserves of approximately $20.4 million. Additionally, the Company entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

During the first quarter of fiscal year 2003, the Company submitted to the Environmental Protection Agency the Conceptual Design Report ("Report") for the Todd Shipyards Sediment Operable unit of the Harbor Island Superfund Site in Seattle. The Report presents a preliminary conceptual design for dredging, capping, and habitat enhancement actions for the site. The Report calls for cleanup construction to begin in the later part of calendar year 2003 upon the entering of the consent decree, input from the natural resource trustees, and the completion of design approvals.

Based on the design concepts presented in the Report, the Company has estimated that the remediation costs associated with this cleanup will be approximately $20.4 million, an increase of $3.2 million from previous estimates. This increase is reflected in the environmental reserves and is matched by a similar increase in the Company's environmental insurance receivable. The recognition of these increases did not impact the Company's financial results or stockholders' equity.

Additionally, during the first quarter of fiscal year 2003, the Company received a reimbursement from a certain Harbor Island potentially responsible party for certain past environmental costs incurred by the Company. This reimbursement in the amount of $0.1 million is reflected in the consolidated statements of income as Other - insurance settlements.

Other Environmental Remediation Matters
During the first quarter of fiscal year 2003, the Company made final payments pursuant to consent decrees, which ended the Company's participation in two other Superfund sites. Final payments were made on the Operating Industries, Inc. site located in Monterey Park, California and the Western Processing site located in Kent, Washington. These payments in the amount of $0.4 million were charged against existing environmental remediation reserves and did not impact the Company's financial results or stockholders' equity.

Asbestos-Related Claims
During the first quarter of fiscal year 2003, the Company experienced relatively minor changes in its bodily injury liabilities and insurance receivables. As of June 30, 2002, the Company has recorded a bodily injury liability reserve of $9.6 million and a bodily injury insurance receivable of $7.1 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $9.4 and $7.1, respectively, at March 31, 2002. These bodily injury liabilities and receivables are classified within the Company's Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

5.  COMPREHENSIVE INCOME

Comprehensive income was $2.1 million for the quarter ended June 30, 2002, which consisted of net income of $2.3 million offset by the change in net unrealized gains on available-for-sale marketable securities of $0.2 million, which is recorded in accumulated other comprehensive income. For the quarter ended July 1, 2001, the Company reported comprehensive income of $2.0 million, which consisted of net income of $1.8 million and the change in net unrealized gains on available-for-sale marketable securities of $0.2 million, which is recorded in accumulated other comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Notes to Consolidated Financial Statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith.

The Company filed its Consolidated Financial Statements for the fiscal year ended March 31, 2002 with the Securities and Exchange Commission on Form 10-K. The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis contained in that report should be read in connection with this Form 10-Q.

OPERATING RESULTS

All comparisons within the following discussion are with the corresponding periods in the previous year, unless otherwise stated.

Revenue - The Company's first quarter revenue of $49.3 million reflects an increase of $18.0 million (58%) from fiscal year 2002 first quarter levels. This increase is primarily due to the simultaneous execution of repair and overhaul work under the Company's three U.S. Navy phased maintenance contracts during the first quarter of fiscal year 2003. The Company believes that the large concentration of work volumes experienced during the first quarter will not be indicative of work volumes planned for in each of the remaining quarters of the fiscal year.

Cost of Revenue - Cost of revenue during the first quarter of fiscal year 2003 was $33.8 million, or 69% of revenue. Cost of revenue during the first quarter of fiscal year 2002 was $21.1 million, or 68% of revenue. The $12.7 million increase in cost of revenue during the first quarter of fiscal year 2003 is attributable to the significant volume increases experienced during the first quarter. Cost of revenue as a percentage of revenue during the first quarter of fiscal year 2003 remained relatively unchanged from the previous first quarter of fiscal year 2002.

Administrative and manufacturing overhead expense - Overhead costs for administrative and manufacturing activities were $12.4 million, or 25% of revenue, for the first quarter of fiscal year 2003 and $8.2 million, or 26% of revenue, for the first quarter of fiscal 2002. The $4.1 million increase in administrative and manufacturing overhead cost during the first quarter of fiscal year 2003 is attributable to the significant volume increases experienced during the first quarter as well as planned maintenance expenses and Company initiated process improvement costs. Administrative and manufacturing overhead expense as a percentage of revenue during the first quarter of fiscal year 2003 remained relatively unchanged from the previous first quarter of fiscal year 2002.

Investment and other income - Investment and other income for the first quarter of fiscal year 2003 was $0.3 million. During the first quarter of fiscal year 2002, the Company recorded $0.9 million in investment and other income. The decrease in fiscal year 2003 investment and other income from prior year levels primarily reflects the reduction in available funds for investment purposes as a result of the Company's Dutch Auction share repurchase of 4.1 million shares of its common stock that occurred during the second quarter of the prior fiscal year, as well as lower investment yields generally available in the market.

Gain on sale of available-for-sale securities - During the first quarter of fiscal year 2003, the Company recorded a gain from the sale of available-for-sale securities of $29,000. During the first quarter of fiscal year 2002, the Company recorded a gain from the sale of available-for-sale securities of $20,000.

LIQUIDITY AND CAPITAL RESOURCES

Based upon its current cash, marketable securities position, anticipated fiscal year 2003 cash flow, access to credit facilities and capital markets, the Company believes it has sufficient liquidity to fund operations for this fiscal year. Accordingly, shipyard capital expenditures are expected to be financed out of working capital. A change in the composition or timing of projected work could cause capital expenditures and repair and maintenance expenditures to be impacted either favorably or unfavorably.

Working Capital
Working capital at June 30, 2002 was $39.6 million, an increase of $2.2 million (6%) from the working capital reported at the end of fiscal year 2002. This increase is primarily due to an increase in accounts receivable of $10.1 million, offset by a net decrease in cash and marketable securities of $2.4 million, a decrease in costs and estimated profits in excess of billings on incomplete contracts of $4.5 million and an increase in income taxes payable of $1.0 million.

Unbilled Receivables
As of June 30, 2002, unbilled items on completed contracts totaled $1.1 million compared with $1.2 million at the beginning of fiscal year 2003.

Capital Expenditures
Capital expenditures for the first quarter of fiscal 2003 were $0.3 million compared to $0.5 million in the first quarter of fiscal year 2002. The decrease in capital expenditures during the first quarter of fiscal year 2003 when compared to last fiscal year reflects fluctuations in the timing of projects. However, the Company anticipates total capital expenditures for fiscal year 2003 to be slightly lower than fiscal year 2002 levels.

Credit Facility
Todd Pacific Shipyards Corporation ("Todd Pacific"), a wholly owned subsidiary of the Company has a $10.0 million revolving credit facility available for its working capital requirements. Todd Pacific had no outstanding borrowings as of June 30, 2002 and July 1, 2001, respectively.

ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

The Company has provided total aggregate reserves of $30.8 million as of June 30, 2002 for its contingent environmental and bodily injury liabilities. Due to the complexities and extensive history of the Company's environmental and bodily injury matters, the amounts and timing of future expenditures is uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

The Company has various insurance policies and agreements that provide coverage on the costs to remediate environmental sites and for the defense and settlement of bodily injury cases. These policies and agreements are primarily with two insurance companies. Based upon the current credit rating of both of these companies, the Company anticipates that both parties will be able to perform under their respective policy or agreement. As of June 30, 2002, the Company has recorded an insurance receivable of $29.6 million to reflect the contractual arrangements with several insurance companies to share costs for certain environmental and other matters.

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

During the first quarter of fiscal year 2003, the Company submitted to the Environmental Protection Agency the Conceptual Design Report ("Report") for the Todd Shipyards Sediment Operable unit of the Harbor Island Superfund Site in Seattle. The Report presents a preliminary conceptual design for dredging, capping, and habitat enhancement actions for the site. The Report calls for cleanup construction to begin in the later part of calendar year 2003 upon the entering of the consent decree, input from the natural resource trustees, and the completion of design approvals.

Based on the design concepts presented in the Report, the Company has estimated that the remediation costs associated with this cleanup will be approximately $20.4 million, an increase of $3.2 million from previous estimates. This increase is reflected in the environmental reserves and is matched by a similar increase in the Company's environmental insurance receivable. The recognition of these increases did not impact the Company's financial results or stockholders' equity.

Additionally, during the first quarter of fiscal year 2003, the Company received a reimbursement from a certain Harbor Island potentially responsible party for certain past environmental costs incurred by the Company. This reimbursement in the amount of $0.1 million is reflected in the consolidated statements of income as Other - insurance settlements.

In other environmental remediation matters during the first quarter of fiscal year 2003, the Company made final payments pursuant to consent decrees, which ended the Company's participation in two other Superfund sites. Final payments were made on the Operating Industries, Inc. site located in Monterey Park, California and the Western Processing site located in Kent, Washington. These payments in the amount of $0.4 million were charged against existing environmental remediation reserves and did not impact the Company's financial results or stockholders' equity.

During the first quarter of fiscal year 2003, the Company experienced relatively minor changes in its bodily injury liabilities and insurance receivables. As of June 30, 2002, the Company has recorded a bodily injury liability reserve of $9.6 million and a bodily injury insurance receivable of $7.1 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $9.4 and $7.1, respectively, at March 31, 2002. These bodily injury liabilities and receivables are classified within the Company's Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

BACKLOG

At June 30, 2002 the Company's firm shipyard backlog consists of approximately $23 million of repair and overhaul work. The Company's repair and overhaul work generally is of short duration with little advance notice. The Company's backlog at July 1, 2001 was approximately $32 million.

LABOR RELATIONS

The Company's current collective bargaining agreement with the Puget Sound Metal Trades Council ("Unions"), the bargaining umbrella for all unions at Todd Pacific Shipyards was scheduled to expire on July 31, 2002. However, prior to expiration, the Company and the Unions reached a tentative agreement for a new three-year collective bargaining agreement. That agreement is subject to a ratification vote by the Union membership. Until ratification, the Company and the Unions will continue to operate under the terms and conditions of the 1999 collective bargaining agreement through an extension agreed to by both parties. That extension may be terminated by either party with a five day notice.

FUTURE SHIPYARD OPERATIONS

The Company's future profitability depends largely on the ability of the shipyard to maintain an adequate volume of repair and overhaul business. The Company competes with other northwest and west coast shipyards, some of which have more modern facilities, lower labor cost structures, or access to greater financial resources.

NEW ACCOUNTING POLICIES

Beginning in fiscal year 2003, the Company has elected to apply the expense recognition provisions of Financial Accounting Standards Board Statement No. 123 (FAS No. 123), "Accounting for Stock-Based Compensation." The recognition provisions are applied to stock option grants awarded subsequent to March 31, 2002. The Company has adopted FAS No. 123 as it is designated as the preferred method of accounting for stock-based compensation.

During the quarter the Company did not grant any new stock options and therefore there is no expense recorded under FAS No. 123. The income statement includes pro forma information as if the expense recognition provisions of FAS No. 123 were applied to stock option grants for all periods presented, based on the valuation of the option as of the date of the grants.

Previously, the Company had applied the disclosure only provisions of FAS No. 123 and accounted for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the stock option price.

Since the expense recognition provisions of FAS No. 123 apply to stock options granted subsequent to March 31, 2002, the Company cannot presently determine the financial impact that this change will have on its future results of operations or financial condition.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

No. 99 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

None








SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TODD SHIPYARDS CORPORATION
Registrant


By:
   Scott H. Wiscomb
   Chief Financial Officer and Treasurer
   August 13, 2002