Form 10-Q
period 2002-09-29
TODD SHIPYARDS CORP
filed 2002-10-29
CIK 98537

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


   [X]      Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

               For the quarterly period ended September 29, 2002


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

There were 5,290,566 shares of the corporation's $.01 par value common stock outstanding at October 25, 2002.












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








































ITEM 1.  FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
 (In thousands of dollars, except per share data)

	                                     Quarter Ended     Six Months Ended
                                  09/29/02  09/30/01  09/29/02  09/30/01

Revenues                           $40,583  $31,017    $89,843  $62,259
Operating expenses:
 Cost of revenue                    28,542   21,720     62,335   42,859
 Administrative and
  manufacturing overhead
  expense                            9,298    7,595     21,650   15,830
 Provision for environmental
  reserve                                -     (465)      (125)    (465)
Total operating expenses            37,840   28,850     83,860   58,224

Operating income                     2,743    2,167      5,983    4,035

Investment and other income            312      333        609    1,234

Gain on sale of securities               2    2,089         31    2,109

Income before income taxes           3,057    4,589      6,623    7,378

Income taxes                        (1,084)  (1,618)    (2,344)  (2,605)

Net income                         $ 1,973  $ 2,971    $ 4,279  $ 4,773

Net income per Common Share:
Basic                              $  0.37  $  0.44    $  0.81  $  0.59
Diluted                            $  0.36  $  0.43    $  0.77  $  0.58

Weighted Average Shares Outstanding:
Basic                                5,290    6,828      5,286    8,108
Diluted                              5,556    6,964      5,559    8,240

Pro forma amounts assuming adoption of FAS No. 123 to previously granted stock options:

  Net income                       $ 1,917  $ 2,914    $ 4,167  $ 4,659

  Net income per Common Share,
   Basic                           $  0.36  $  0.43    $  0.79  $  0.57
   Diluted                         $  0.35  $  0.42    $  0.75  $  0.57

Retained earnings at
 beginning of period               $76,769  $69,247    $74,463  $67,445
Income for the period                1,973    2,971      4,279    4,773
Retained earnings at
 end of period                     $78,742  $72,218    $78,742  $72,218






The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
                                                  09/29/02   03/31/02
                                                (Unaudited)  (Audited)
ASSETS
Cash and cash equivalents                         $  7,553  $ 17,795
Securities available-for-sale                       26,917    13,841
Accounts receivable, less allowance for
 doubtful accounts of $150 and $150
  U.S. Government                                   11,945    12,738
  Other                                              3,390     3,086
Costs and estimated profits in excess of
 billings on incomplete contracts                    5,592     5,648
Inventory                                            1,317     1,489
Deferred taxes                                         462       126
Other current assets                                   439       428
Total current assets                                57,615    55,151

Property, plant and equipment, net                  16,127    16,595

Restricted cash                                      2,989     2,990
Deferred pension asset                              30,623    30,823
Insurance receivable                                28,736    26,798
Other long-term assets                               1,380     1,323
Total assets                                      $137,470  $133,680

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accruals                     $  7,199  $  9,156
Accrued payroll and related liabilities              1,990     2,438
Billings in excess of costs and estimated
 profits on incomplete contracts                     3,700     2,864
Taxes payable other than income taxes                  974     1,397
Income taxes payable                                 2,345     1,917
Total current liabilities                           16,208    17,772

Environmental and other reserves                    30,053    28,467
Accrued post retirement health benefits             17,104    17,404
Deferred taxes                                       2,666     2,646
Other non-current liabilities                        1,490     1,394
Total liabilities                                   67,521    67,683

Commitments and contingencies

Stockholders' equity:
Common stock $.01 par value-authorized
  19,500,000 shares, issued 11,956,033
  shares at September 29, 2002 and March 31, 2002,
  and outstanding 5,290,556 at September 29, 2002
  and 5,283,222 at March 31, 2002                      120       120
Paid-in capital                                     38,347    38,295
Retained earnings                                   78,742    74,463
Accumulated other comprehensive income                 490       922
Treasury stock                                     (47,750)  (47,803)
Total stockholders' equity                          69,949    65,997
Total liabilities and stockholders' equity        $137,470  $133,680



The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Month Periods Ended September 29, 2002 and September 30, 2001
(in thousands of dollars)
                                                      Period Ended
                                                  09/29/02    09/30/01
OPERATING ACTIVITIES:
Net income                                       $  4,279    $  4,773
Adjustments to reconcile net income to net
 cash used in operating activities:
  Depreciation                                      1,517       1,525
  Environmental reserves                            1,586        (982)
  Deferred pension asset                              200           -
  Post retirement health benefits                    (300)       (300)
  Deferred income taxes                              (316)      1,987
Decrease (increase) in operating assets:
  Costs and estimated profits in excess of
   billings on incomplete contracts                    56       3,945
  Inventory                                           172         (93)
  Accounts receivable                                 489        (475)
  Environmental receivable                         (1,938)      1,433
  Other (net)                                         (68)       (566)
Increase (decrease) in operating liabilities:
  Accounts payable and accruals                    (1,957)    (12,414)
  Accrued payroll and related liabilities            (352)        166
  Billings in excess of costs and estimated
   profits on incomplete contracts                    836       1,066
  Income taxes payable                                428        (319)
  Other (net)                                        (423)       (266)
Net cash provided by (used in)
 operating activities                               4,209        (520)

INVESTING ACTIVITIES:
Purchases of marketable securities                (17,825)     (3,733)
Maturities of marketable securities                 1,300       5,150
Sales of marketable securities                      3,017      33,236
Capital expenditures                               (1,049)     (1,188)
Other                                                  58          59
Net cash provided by (used in) investing
 activities                                       (14,499)     33,524

FINANCING ACTIVITIES:
Restricted cash                                         1        (706)
Purchase of treasury stock                              -     (34,530)
Proceeds from exercise of stock options                47         118
Notes receivable from officers for common stock         -         415
Net cash provided by (used in)
 financing activities                                  48     (34,703)

Net decrease in cash and cash equivalents         (10,242)     (1,699)
Cash and cash equivalents at beginning of period   17,795      11,901
Cash and cash equivalents at end of period          7,553      10,202

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                               -           5
 Income taxes                                    $  2,000   $     319


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

During the quarter ended September 29, 2002, the Company did not grant any new stock options and therefore there is no expense recorded under FAS No. 123. The income statement includes pro forma information as if the expense recognition provisions of FAS No. 123 were applied to stock option grants for all periods presented, based on the valuation of the option as of the date of the grants.

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

3.  CONTRACTS

Auxiliary Oiler Explosive ("AOE") Contract
During the first quarter of fiscal year 2002, the Company was awarded a six-year, sole source cost-type contract for phased maintenance repairs to four Department of Navy AOE class supply ships. This was the fourth consecutive, multi-year contract awarded to the Company by the Navy on the AOE class vessels. The notional value of this contract is expected to be approximately $180 million if all options are exercised. Work on this contract is being performed primarily in the Company's Seattle shipyard.

During the first quarter of fiscal year 2003, the Navy announced its intention to decommission AOE 7 and AOE 10 for transfer to the Military Sealift Command in calendar 2003 and 2004, respectively. The Company is currently unable to determine what impact this may have on its continued selection to maintain these vessels in the future.

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

Contract Revenue
The Company's second quarter revenue of $40.6 million reflects an increase of $9.6 million (31%) from the same period last fiscal year. Revenues for the first six months of fiscal year 2003 of $89.8 million reflect an increase of $27.5 million (44%) from fiscal year 2002 comparable periods. Increases for both the second quarter and first six months of this fiscal year are primarily due to the large concentration of repair and overhaul work under the Company's three U.S. Navy phased maintenance contracts during the first and second quarters of fiscal year 2003.

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

The agreement provides coverage for the known liabilities in an amount not to exceed policy limits. As of September 29, 2002 these limits currently exceed the Company's current booked reserves of approximately $20.0 million. Additionally, the Company entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

During the first quarter of fiscal year 2003, the Company submitted to the Environmental Protection Agency the Conceptual Design Report ("Report") for the Todd Shipyards Sediment Operable unit of the Harbor Island Superfund Site in Seattle. The Report presents a preliminary conceptual design for dredging, capping, and habitat enhancement actions for the site. The Report calls for cleanup construction to begin in the later part of calendar year 2003 upon the entering of the consent decree, input from the natural resource agencies, and the completion of design approvals.

Based on the design concepts presented in the Report, the Company estimated that the remediation costs associated with this cleanup would be approximately $20.4 million, an increase of $3.2 million from previous estimates recorded at March 31, 2002. This increase was reflected in the Company's environmental reserves for the quarter ended June 30, 2002 and was matched by a similar increase in the Company's environmental insurance receivable. The recognition of these increases did not impact the Company's financial results or stockholders' equity.

Under the Federal Superfund law, potentially responsible parties may have liability for damages to natural resources in addition to liability for remediation. During the second quarter of fiscal year 2003, the Company began discussions with the natural resource trustees ("Trustees") for the Harbor Island Superfund Site ("Site"). The Company anticipates that the Trustees will file a claim against the Company at some future date alleging damages to the natural resources at the Site caused by the release of hazardous substances. The Company has begun exploring potential ways to satisfy any liability arising from such a Trustee claim as part of the Superfund Site remediation. While the dollar amount of any potential natural resource damage claim cannot currently be estimated, the payment of any eventual claim is covered by the aforementioned insurance policy, provided that aggregate policy limits have not been exceeded.

Other Environmental Remediation Matters
During the first quarter of fiscal year 2003, the Company made final settlement payments pursuant to consent decrees, which ended the Company's participation in two other Superfund sites. Final payments were made on the Operating Industries, Inc. site located in Monterey Park, California and the Western Processing site located in Kent, Washington. These payments in the amount of $0.4 million were charged against existing environmental remediation reserves and did not impact the Company's financial results or stockholders' equity.

Asbestos-Related Claims
During the second quarter of fiscal year 2003, the Company experienced relatively minor changes in its bodily injury liabilities and insurance receivables. As of September 29, 2002, the Company has recorded a bodily injury liability reserve of $9.2 million and a bodily injury insurance receivable of $7.1 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $9.4 and $7.1, respectively, at March 31, 2002. These bodily injury liabilities and receivables are classified within the Company's Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

5.  COMPREHENSIVE INCOME

Comprehensive income was $1.7 million for the quarter ended September 29, 2002, which consisted of net income of $2.0 million offset by the change in net unrealized gains on available-for-sale marketable securities of $0.3 million. The Company records changes in net unrealized gains on available-for-sale securities in accumulated other comprehensive income. For the six month period then ended, the Company reported comprehensive income of $3.9 million, which consisted of net income of $4.3 million offset by the change in net unrealized gains on available-for-sale marketable securities of $0.4 million.

During the same periods last fiscal year, the Company reported comprehensive income of $1.6 million and $3.6 million, respectively. Comprehensive income for these periods consisted of net income of $3.0 million and $4.8 million, respectively, offset by the change in net unrealized gains on available-for-sale marketable securities of $1.4 million and $1.2 million, respectively.

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

Revenue - The Company's second quarter revenue of $40.6 million reflects an increase of $9.6 million (31%) from fiscal year 2002 second quarter levels. Revenue for the six month period of fiscal year 2003 was $89.8 million, which reflects an increase of $27.5 million (44%) from last year's comparable period. These increases are primarily due to the large concentration of repair and overhaul work under the Company's three U.S. Navy phased maintenance contracts during the first quarter and to a lesser extent during the second quarter of fiscal year 2003. The Company's future work volumes are very difficult to predict because they can be significantly impacted by many factors including changes in the timing and scope of U.S. Navy and other ship repair jobs, the Company's success rate on new bid opportunities, presently unknown work opportunities that may materialize and the level of general economic activity.

Cost of Revenue - Cost of revenue during the second quarter of fiscal year 2003 was $28.5 million, or 70% of revenue. Cost of revenue during the second quarter of fiscal year 2002 was $21.7 million, or 70% of revenue. Cost of revenue during the first six months of fiscal year 2003 was $62.3 million, or 69% of revenue. During the comparable period in fiscal year 2002, cost of revenues was $42.9 million, or 69% of revenue. Cost of revenue increases experienced in fiscal year 2003 are attributable to the significant volume increases experienced during the first and second quarters of fiscal year 2003. Cost of revenue as a percentage of revenue during the second quarter and first six months of fiscal year 2003 remained relatively unchanged from the comparable periods last fiscal year.

Administrative and manufacturing overhead expense - Overhead costs for administrative and manufacturing activities were $9.3 million, or 23% of revenue for the second quarter of fiscal year 2003. During the same period last fiscal year, administrative and manufacturing overhead costs were $7.6 million, or 25% of revenue. The $1.7 million increase in administrative and manufacturing overhead costs during the second quarter of fiscal year 2003 is attributable to volume increases during the second quarter as well as planned maintenance expenses and Company initiated process improvement costs.

Administrative and manufacturing overhead costs for the first six months of fiscal year 2003 were $21.7 million, or 24% of revenue. During the same period last fiscal year, administrative and manufacturing overhead costs were $15.8 million, or 25% of revenue. The $5.9 million increase in administrative and manufacturing overhead costs during the first six months of fiscal year 2003 is attributable to significant volume increases experienced during the first quarter and to a lesser extent during the second quarter as well as planned maintenance expenses and Company initiated process improvement costs.

Investment and other income - Investment and other income for both the second quarter of fiscal year 2003 and fiscal year 2002 was $0.3 million. During the first six months of fiscal year 2003, the Company recorded $0.6 million in investment and other income. During the same period in fiscal year 2002, the Company recorded $1.2 million in investment and other income.

The significant decrease in investment and other income reported during the first six months of fiscal year 2003 primarily reflects the reduction in funds available for investment purposes, as a result of the Company's Dutch Auction share repurchase of 4.1 million shares of its common stock that occurred during the second quarter of fiscal year 2002, as well as lower investment yields generally available in the market.

Gain on sale of available-for-sale securities - During the second quarter of fiscal year 2003, the Company recorded a gain from the sale of available-for-sale securities of $2,000. During the same period last fiscal year the Company recorded a gain from the sale of available-for-sale securities of $2.1 million. During the first six months of fiscal year 2003, the Company recorded a gain from the sale of available-for-sale securities of $31,000 and during the same six month period last year, the Company recorded a gain from the sale of available-for-sale securities of $2.1 million. The significant decrease in fiscal year 2003 gains on sale of available-for-sale securities is primarily attributable to market conditions and related investment strategies on certain available-for-sale securities that were favorable during the second quarter of fiscal year 2002.

LIQUIDITY AND CAPITAL RESOURCES

Based upon its current cash, marketable securities position, anticipated cash flow, access to credit facilities and capital markets, the Company believes it has sufficient liquidity to fund operations for the next 12 months. Accordingly, shipyard capital expenditures are expected to be financed out of working capital. A change in the composition or timing of projected work arising from factors unknown presently, could result in capital expenditures and/or repair and maintenance expenditures that are different than presently planned.

Working Capital
Working capital at September 29, 2002 was $41.4 million, an increase of $4.0 million (11%) from the working capital reported at the end of fiscal year 2002. This increase is primarily due to an increase in cash and marketable securities of $2.8 million, a decrease in accounts payable and accrued payroll of $2.4 million, offset by a decrease in accounts receivable of $0.5 million and an increase in billings in excess of costs and estimated profits on incomplete contracts of $0.8 million.




Unbilled Receivables
As of September 29, 2002, unbilled items on completed contracts totaled $1.4 million compared with $1.9 million at the end of the second quarter of fiscal year 2002 and $1.2 million at the beginning of fiscal year 2003.

Capital Expenditures
Capital expenditures for both the second quarter of fiscal year 2003 and fiscal year 2002 were $0.7 million. For the first six months of fiscal year 2003, capital expenditures were $1.0 million compared to $1.2 million during the first six months of fiscal year 2002.

The decrease in capital expenditures during the first six months of fiscal year 2003 when compared to the same period last fiscal year primarily reflects fluctuations in the timing of projects. The Company anticipates that capital expenditures for fiscal year 2003 will be similar to fiscal year 2002 levels.

Credit Facility
Todd Pacific Shipyards Corporation ("Todd Pacific"), a wholly owned subsidiary of the Company has a $10.0 million revolving credit facility available for its working capital requirements. Todd Pacific had no outstanding borrowings and was in compliance with all debt covenants as of September 29, 2002 and September 30, 2001, respectively.

Stock Repurchase
Subsequent to September 29, 2002, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock from time to time in open market or negotiated transactions. Under this authorization, the Company has repurchased an aggregate of 10,000 shares in open market transactions at a price of $12.00 per share, for total consideration of approximately $120,000. These shares will be classified as treasury stock in the Company's third quarter Consolidated Balance Sheets.

The Company has previously engaged in stock repurchases when management considered the market value relative to the fundamental value of the Company to be favorable.

ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

The Company has provided total aggregate reserves of $30.1 million as of September 29, 2002 for its contingent environmental and bodily injury liabilities. Due to the complexities and extensive history of the Company's environmental and bodily injury matters, the amounts and timing of future expenditures is uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

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

As of September 29, 2002, the Company has recorded aggregate assets of $31.5 million related to its reserves for environmental and other liabilities.
These assets reflect receivables under contractual arrangements with several insurance companies to share costs for certain environmental and other matters, as well as amounts deposited to securitize certain remediation activities. Amounts recoverable from insurance companies are recorded within the Company's Consolidated Balance Sheets as insurance receivables and, in the case of reimbursements currently due, as other current assets. Amounts held in security deposits are recorded within the Company's Consolidated Balance Sheets as restricted cash.

Ongoing Operations
Recurring costs associated with the Company's environmental compliance program are not material and are expensed as incurred. Capital expenditures in connection with environmental compliance are not material to the Company's financial statements.

Past Activities
The Company faces significant potential liabilities in connection with the alleged presence of hazardous waste materials at its Seattle shipyard and at two additional sites used by the Company for disposal of alleged hazardous waste. The Company has also been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances at Company facilities.

During the first quarter of fiscal year 2003, the Company submitted to the Environmental Protection Agency the Conceptual Design Report ("Report") for the Todd Shipyards Sediment Operable unit of the Harbor Island Superfund Site in Seattle. The Report presents a preliminary conceptual design for dredging, capping, and habitat enhancement actions for the site. The Report calls for cleanup construction to begin in the later part of calendar year 2003 upon the entering of the consent decree, input from the natural resource agencies, and the completion of design approvals.

Based on the design concepts presented in the Report, the Company estimated that the remediation costs associated with this cleanup would be approximately $20.4 million, an increase of $3.2 million from previous estimates recorded at March 31, 2002. This increase was reflected in the Company's environmental reserves for the quarter ended June 30, 2002 and was matched by a similar increase in the Company's environmental insurance receivable. The recognition of these increases did not impact the Company's financial results or stockholders' equity.

Under the Federal Superfund law, potentially responsible parties may have liability for damages to natural resources in addition to liability for remediation. During the second quarter of fiscal year 2003, the Company began discussions with the natural resource trustees ("Trustees") for the Harbor Island Superfund Site ("Site"). The Company anticipates that the Trustees will file a claim against the Company at some future date alleging damages to the natural resources at the Site caused by the release of hazardous substances. The Company has begun exploring potential ways to satisfy any liability arising from such a Trustee claim as part of the Superfund Site remediation. While the dollar amount of any potential natural resource damage claim cannot currently be estimated, the payment of any eventual claim is covered by the aforementioned insurance policy, provided that aggregate policy limits have not been exceeded.

As of September 29, 2002, the Company's insurance limits currently exceed its booked Harbor Island Site reserve of approximately $20.0 million.

During the second quarter of fiscal year 2003, the Company experienced relatively minor changes in its bodily injury liabilities and insurance receivables. As of September 29, 2002, the Company has recorded a bodily injury liability reserve of $9.2 million and a bodily injury insurance receivable of $7.1 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $9.4 and $7.1, respectively, at March 31, 2002. These bodily injury liabilities and receivables are classified within the Company's Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

BACKLOG

At September 29, 2002 the Company's firm shipyard backlog consists of approximately $31 million of repair and overhaul work. The Company's repair and overhaul work generally is of short duration with little advance notice. The Company's backlog at September 30, 2001 was approximately $25 million.

LABOR RELATIONS

Subsequent to the close of the second quarter, the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards) and Todd Pacific Shipyards reached an agreement on a new collective bargaining agreement. The Todd Pacific Shipyards eligible workforce ratified the agreement on October 22, 2002. The parties had been operating under an extension of the old agreement, which expired on July 31, 2002. The new three-year agreement, effective retroactively to August 1, 2002, includes an annual 3.5% wage and fringe benefit increase. As of September 29, 2002, the Company had accrued approximately $0.3 million in retroactive wage and fringe benefit costs associated with this agreement.

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

During the quarter ended September 29, 2002, the Company did not grant any new stock options and therefore there is no expense recorded under FAS No. 123. The income statement includes pro forma information as if the expense recognition provisions of FAS No. 123 were applied to stock option grants for all periods presented, based on the valuation of the option as of the date of the grants.

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


ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Within the 90 day period prior to the filing date of this Quarterly Report on Form 10-Q, the Company, under the supervision, and with the participation, of its management, including its chief executive officer and chief financial officer, performed an evaluation of the Company's disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that such disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.

Changes in Internal Controls
No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Securities Exchange Act Rule 13a-15 referred to above.

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Subsequent to September 29, 2002, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock from time to time in open market or negotiated transactions. Under this authorization, the Company has repurchased an aggregate of 10,000 shares in open market transactions at a price of $12.00 per share, for total consideration of approximately $120,000. These shares will be classified as treasury stock in the Company's third quarter Consolidated Balance Sheets.

Subsequent to September 29, 2002, the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards) and Todd Pacific Shipyards reached an agreement on a new collective bargaining agreement. The Todd Pacific Shipyards eligible workforce ratified the agreement on October 22, 2002. The parties had been operating under an extension of the old agreement, which expired on July 31, 2002. The new three-year agreement, effective retroactively to August 1, 2002, includes an annual 3.5% wage and fringe benefit increase. As of September 29, 2002, the Company had accrued approximately $0.3 million in retroactive wage and fringe benefit costs associated with this agreement.

Both the stock repurchase authorization and the new collective bargaining agreement were reflected in the Company's earnings announcement made on October 23, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

No. 99.1   Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

No. 99.2   Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.



No. 99.3   Press Release dated October 23, 2002 announcing financial results for the Company's quarterly and six month period ending September 29, 2002.

(b)  Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TODD SHIPYARDS CORPORATION
Registrant



By:
   Scott H. Wiscomb
   Chief Financial Officer and Treasurer
   October 29, 2002




































CERTIFICATION

I, Stephen G. Welch, President and Chief Executive Officer of Todd Shipyards Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Todd Shipyards Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 29, 2002



Stephen G. Welch,
President and Chief Executive Officer

CERTIFICATION

I, Scott H. Wiscomb, Chief Financial Officer and Treasurer of Todd Shipyards Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Todd Shipyards Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 29, 2002




Scott H. Wiscomb,
Chief Financial Officer and Treasurer