Form 10-Q
period 2002-12-29
TODD SHIPYARDS CORP
filed 2003-01-31
CIK 98537

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


   [X]      Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

               For the quarterly period ended December 29, 2002


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

      Registrant's telephone number: (206) 625-1635


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   [X]

There were 5,280,166 shares of the corporation's $.01 par value common stock outstanding at January 29, 2003.

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

ITEM 1.  FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
 (In thousands of dollars, except per share data)

                                     Quarter Ended        Nine Months Ended
                                  12/29/02  12/30/01     12/29/02  12/30/01

Revenues                           $31,840   $30,556     $121,683  $92,815
Operating expenses:
 Cost of revenue                    25,290    22,003       87,625   64,862
 Administrative and
  manufacturing overhead
  expense                            7,163     7,193       28,813   23,023
 Provision for (use of)
  environmental reserve                  -         -         (125)    (465)
Total operating expenses            32,453    29,196      116,313   87,420

Operating income (loss)               (613)    1,360        5,370    5,395

Investment and other income            319       317          928    1,551

Gain on sale of securities             134        63          165    2,172

Income (loss) before income taxes     (160)    1,740        6,463    9,118

Income tax expense (benefit)           (43)      616        2,301    3,221

Net income (loss)                  $  (117)  $ 1,124     $  4,162  $ 5,897

Net income (loss) per Common Share:
Basic                              $ (0.02)  $  0.21     $   0.79  $  0.82
Diluted                            $ (0.02)  $  0.21     $   0.75  $  0.81

Weighted Average Shares Outstanding:
Basic                                5,281     5,253        5,284    7,148
Diluted                              5,281     5,388        5,557    7,279

Pro forma amounts assuming
 adoption of FAS No. 123 to
 previously granted stock options:

  Net income (loss)                $  (173)  $ 1,067     $  3,994  $ 5,726

  Net income (loss) per Common Share:
   Basic                           $ (0.03)  $  0.20     $   0.76  $  0.80
   Diluted                         $ (0.03)  $  0.20     $   0.72  $  0.79

Retained earnings at
 beginning of period               $78,742   $72,218     $ 74,463  $67,445
Income (loss) for the period          (117)    1,124        4,162    5,897
Retained earnings at
 end of period                     $78,625   $73,342     $ 78,625  $73,342

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
                                                  12/29/02   03/31/02
                                                (Unaudited)  (Audited)
ASSETS
Cash and cash equivalents                         $ 13,944  $ 17,795
Securities available-for-sale                       26,587    13,841
Accounts receivable, less allowance for
 doubtful accounts of $150 and $150
  U.S. Government                                    4,731    12,738
  Other                                              4,619     3,086
Costs and estimated profits in excess of
 billings on incomplete contracts                    2,712     5,648
Inventory                                            1,419     1,489
Deferred taxes                                         301       126
Other current assets                                   601       428
Total current assets                                54,914    55,151

Property, plant and equipment, net                  16,271    16,595

Restricted cash                                      2,988     2,990
Deferred pension asset                              29,743    30,823
Insurance receivable                                28,129    26,798
Other long-term assets                               1,400     1,323
Total assets                                      $133,445  $133,680

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accruals                     $  5,659  $  9,156
Accrued payroll and related liabilities              1,827     2,438
Billings in excess of costs and estimated
 profits on incomplete contracts                     2,519     2,864
Taxes payable other than income taxes                  833     1,397
Income taxes payable                                 2,503     1,917
Total current liabilities                           13,341    17,772

Environmental and other reserves                    29,977    28,467
Accrued post retirement health benefits             16,779    17,404
Deferred taxes                                       2,218     2,646
Other non-current liabilities                        1,538     1,394
Total liabilities                                   63,853    67,683

Commitments and contingencies

Stockholders' equity:
Common stock $.01 par value-authorized
  19,500,000 shares, issued 11,956,033
  shares at December 29, 2002 and March 31, 2002,
  and outstanding 5,280,566 at December 29, 2002
  and 5,283,222 at March 31, 2002                      120       120
Paid-in capital                                     38,376    38,295
Retained earnings                                   78,625    74,463
Accumulated other comprehensive income                 342       922
Treasury stock                                     (47,871)  (47,803)
Total stockholders' equity                          69,592    65,997
Total liabilities and stockholders' equity        $133,445  $133,680

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Month Periods Ended December 29, 2002 and December 30, 2001
(in thousands of dollars)
                                                      Period Ended
                                                  12/29/02    12/30/01
OPERATING ACTIVITIES:
Net income                                       $  4,162    $  5,897
Adjustments to reconcile net income to net
 cash used in operating activities:
  Depreciation                                      2,142       2,275
  Environmental reserves                            1,510       1,716
  Deferred pension asset                            1,080           -
  Post retirement health benefits                    (625)       (450)
  Deferred income taxes                              (603)      2,846
Decrease (increase) in operating assets:
  Costs and estimated profits in excess of
   billings on incomplete contracts                 2,936       1,886
  Inventory                                            70         191
  Accounts receivable                               6,474      (3,224)
  Environmental receivable                         (1,331)     (1,515)
  Other, net                                         (250)       (800)
Increase (decrease) in operating liabilities:
  Accounts payable and accruals                    (3,497)    (11,868)
  Accrued payroll and related liabilities            (467)        453
  Billings in excess of costs and estimated
   profits on incomplete contracts                   (345)      2,357
  Income taxes payable                                586        (319)
  Other, net                                         (564)       (445)
Net cash provided by (used in)
 operating activities                              11,278      (1,000)

INVESTING ACTIVITIES:
Purchases of marketable securities                (21,806)     (6,063)
Maturities of marketable securities                 2,300       5,150
Sales of marketable securities                      6,180      34,041
Capital expenditures                               (1,818)     (1,741)
Other                                                  87          88
Net cash provided by (used in) investing
 activities                                       (15,057)     31,475

FINANCING ACTIVITIES:
Restricted cash                                         2        (706)
Purchase of treasury stock                           (121)    (34,530)
Proceeds from exercise of stock options                47         118
Notes receivable from officers for common stock         -         415
Net cash used in financing activities                 (72)    (34,703)

Net decrease in cash and cash equivalents          (3,851)     (4,228)
Cash and cash equivalents at beginning of period   17,795      11,901
Cash and cash equivalents at end of period         13,944       7,673

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                               -           5
 Income taxes                                    $  2,007   $     319

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

During the quarter ended December 29, 2002, the Company did not grant any new stock options and therefore there is no expense recorded under FAS No. 123. The income statement includes pro forma information as if the expense recognition provisions of FAS No. 123 were applied to stock option grants for all periods presented, based on the valuation of the option as of the date of the grants.

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

3.  CONTRACTS

Auxiliary Oiler Explosive ("AOE") Contract
During the first quarter of fiscal year 2002, the Company was awarded a six-year, sole source, cost-type contract for phased maintenance repairs to four Department of Navy AOE class supply ships. This was the fourth consecutive, multi-year contract awarded to the Company by the Navy on the AOE class vessels. The notional value of this contract is expected to be approximately $180 million if all options are exercised. Work on this contract is being performed primarily in the Company's Seattle shipyard.

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

Contract Revenue
The Company's third quarter revenue of $31.8 million reflects an increase of $1.3 million (4%) from the same period last fiscal year. Revenues for the first nine months of fiscal year 2003 of $121.7 million reflect an increase of $28.9 million (31%) from fiscal year 2002 comparable periods. The moderate revenue increase for the third quarter is primarily due to the fluctuations in the size and number of bidding opportunities available to the Company, as well as the Company's bidding success. Increases for the first nine months of this fiscal year are primarily due to the large concentration of repair and overhaul work under the Company's three U.S. Navy phased maintenance contracts that occurred during the first and second quarters.

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

The Company continues to analyze environmental matters and associated liabilities for which it may be responsible. No assurance can be given as to the existence or extent of any environmental liabilities until such analysis has been completed. The eventual outcome of all environmental matters cannot be determined at this time, however, the analyses of the known matters have progressed sufficiently to warrant establishment of reserve provisions in the accompanying consolidated financial statements.

Harbor Island Site
In fiscal year 2001, the Company entered into a 30-year agreement with an insurance company that provides broad-based insurance coverage for the remediation of the Company's operable units at the Harbor Island Superfund Site.

The agreement provides coverage for the known liabilities in an amount not to exceed policy limits. As of December 29, 2002 these limits exceed the Company's current booked reserves of approximately $19.6 million.
Additionally, the Company entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

During the first quarter of fiscal year 2003, the Company submitted to the Environmental Protection Agency (EPA) the Conceptual Design Report for the Todd Shipyards Sediment Operable unit of the Harbor Island Superfund Site in Seattle. The Conceptual Design Report presents a preliminary conceptual design for dredging, capping, and habitat enhancement actions for the site.

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

During the third quarter of fiscal year 2003, the Company submitted to the EPA its Preliminary Design Report, which presents a 30% conceptual design for dredging, capping, and habitat enhancement actions for the site. The Preliminary Design Report calls for cleanup construction to begin in the later part of calendar year 2003 upon the entering of the consent decree, input from the natural resource agencies, and the completion of design approvals.

Under the Federal Superfund law, potentially responsible parties may have liability for damages to natural resources in addition to liability for remediation. During the second quarter of fiscal year 2003, the Company began discussions with the natural resource trustees ("Trustees") for the Harbor Island Superfund Site ("Site") and continued these discussions during the third quarter. The Company anticipates that the Trustees will file a claim against the Company at some future date alleging damages to the natural resources at the Site caused by the release of hazardous substances. The Company has begun exploring potential ways to satisfy any liability arising from such a Trustee claim as part of the Superfund Site remediation. While the dollar amount of any potential natural resource damage claim cannot currently be estimated, the payment of any eventual claim is covered by the aforementioned insurance policy, provided that aggregate policy limits have not been exceeded.

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

Asbestos-Related Claims
As reported in depth in the Company's Form 10-K for its fiscal year 2002, the Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities.

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, analyzing them in two different categories based on severity of illness.
Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All others of a less medically serious nature are categorized as "non-malignant". The Company is currently defending approximately 30 "malignant" claims and approximately 570 "non-malignant" claims.

The relief sought in all cases varies greatly by jurisdiction and claimant. Included in the approximate 400 cases open as of January 24, 2003 are approximately 600 claimants. The exact number of claimants is not determinable as approximately 150 of the open cases include multiple claimant filings against 30-100 defendants. The filings do not indicate which claimants allege liability against the Company. The previously stated 600 claimants is the Company's best estimate as to whom the Company may have liability taking known facts into consideration.

Approximately 390 claimants do not assert any specific amount of relief sought.

Approximately 150 claims contain standard boilerplate language asserting on behalf of each claimant a claim for damages of $2 million compensatory and $20 million punitive against approximately 100 defendants. Approximately 20 claims set forth the same boilerplate language asserting $10-$20 million in compensatory and $10-$20 million in punitive damages on behalf of each claimant against approximately 30-100 defendants. The claims involved in the foregoing cases do not specify against which defendants which claims are made or alleged dates of exposure.

Approximately 30 claimants seek compensatory damages of less than $100,000 per claim and approximately 10 claimants seek compensatory amounts between $100,000 and $600,000 per claim.

Based upon settled or concluded claims to date, the Company has not identified any correlation between the amount of the relief sought in the complaint and the final value of the claim. The Company and its insurers are vigorously defending these actions.

During the third quarter of fiscal year 2003, the Company experienced relatively minor changes in its bodily injury liabilities and insurance receivables. As of December 29, 2002, the Company has recorded a bodily injury liability reserve of $9.5 million and a bodily injury insurance receivable of $7.1 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $9.4 and $7.1, respectively, at March 31, 2002. These bodily injury liabilities and receivables are classified within the Company's Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

5.  COMPREHENSIVE INCOME

The Company reported a comprehensive loss of $0.2 million for the quarter ended December 29, 2002, which consisted of a net loss of $0.1 million and a reduction in net unrealized gains on available-for-sale marketable securities of $0.1 million. The Company records changes in net unrealized gains on available-for-sale securities in accumulated other comprehensive income. For the nine month period then ended, the Company reported comprehensive income of $3.6 million, which consisted of net income of $4.2 million offset by a reduction in net unrealized gains on available-for-sale marketable securities of $0.6 million.

During the quarter ended December 30, 2001, the Company reported comprehensive income of $1.6, which consisted of net income of $1.1 million and the change in net unrealized gains on available-for-sale marketable securities of $0.5 million. During the nine month period then ended, the Company reported comprehensive income of $5.2 million, which consisted of net income of $5.9 million offset by a reduction in net unrealized gains on available-for-sale marketable securities of $0.7 million.

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

Revenue - The Company's third quarter revenue of $31.8 million reflects an increase of $1.3 million (4%) from fiscal year 2002 third quarter levels. Revenue for the nine month period of fiscal year 2003 was $121.7 million, which reflects an increase of $28.9 million (31%) from last year's comparable period. The moderate revenue increase for the third quarter is primarily due to the fluctuations in the size and number of bidding opportunities available to the Company, as well as the Company's bidding success. Increases for the first nine months of this fiscal year are primarily due to the large concentration of repair and overhaul work under the Company's three U.S. Navy phased maintenance contracts that occurred during the first and second quarters. The Company's future work volumes are very difficult to predict because they can be significantly impacted by many factors including changes in the timing and scope of U.S. Navy and other ship repair jobs, the Company's success rate on new bid opportunities, presently unknown work opportunities that may materialize and the level of general economic activity.

Cost of Revenue - Cost of revenue during the third quarter of fiscal year 2003 was $25.3 million, or 79% of revenue. Cost of revenue during the third quarter of fiscal year 2002 was $22.0 million, or 72% of revenue. Cost of revenue during the first nine months of fiscal year 2003 was $87.6 million, or 72% of revenue. During the comparable period in fiscal year 2002, cost of revenues was $64.9 million, or 70% of revenue.

Cost of revenue and cost of revenue as a percentage of revenue increases experienced in the third quarter of fiscal year 2003 are primarily attributable to unplanned increases in direct costs associated with the completion of two fixed priced repair and maintenance projects that began early in the third quarter. Also contributing, but to a lesser extent, was a nonrecurring, non-cash charge arising from the settlement of a portion of the Company's pension liabilities. This settlement transferred a portion of the Company's pension liability to an international labor union organization. Under the provisions of pension accounting, the settlement of these liabilities triggered recognition of certain cumulative differences between pension plan assumptions and actual results.

Cost of revenue increases experienced during the first nine months of fiscal year 2003, were primarily attributable to the significant volume increases experienced during the first and second quarters of fiscal year 2003, as well as the increased direct costs associated with the completion of the two projects mentioned above. The increase in cost of revenue as a percentage of revenue during the first nine months of fiscal year 2003 is primarily attributable to the increased direct costs associated with the completion of the previously mentioned projects in the third quarter, which had no corresponding revenue associated with the increased costs.

Administrative and manufacturing overhead expense - Overhead expenses for administrative and manufacturing activities were $7.2 million, or 22% of revenue for the third quarter of fiscal year 2003. During the same period last fiscal year, administrative and manufacturing overhead costs were $7.2 million, or 24% of revenue. The decrease in administrative and manufacturing overhead expenses as a percentage of revenue during the third quarter is primarily attributable to the timing of planned maintenance projects and Company initiated process improvement costs which occurred to a greater extent during the first two quarters of fiscal year 2003.

Administrative and manufacturing overhead expenses for the first nine months of fiscal year 2003 were $28.8 million, or 24% of revenue. During the same period last fiscal year, administrative and manufacturing overhead costs were $23.0 million, or 25% of revenue. The $5.8 million increase in administrative and manufacturing overhead costs during the first nine months of fiscal year 2003 is attributable to significant volume increases experienced during the first and second quarters as well as planned maintenance expenses and Company initiated process improvement costs. Administrative and manufacturing overhead expenses as a percentage of revenue for fiscal year 2003 remained relatively unchanged from the comparable period last fiscal year.

Investment and other income - Investment and other income for both the third quarter of fiscal year 2003 and fiscal year 2002 was $0.3 million. During the first nine months of fiscal year 2003, the Company recorded $0.9 million in investment and other income. During the same period in fiscal year 2002, the Company recorded $1.6 million in investment and other income.

The significant decrease in investment and other income reported during the first nine months of fiscal year 2003 primarily reflects the reduction in funds available for investment purposes, as a result of the Company's Dutch Auction share repurchase of 4.1 million shares of its common stock that occurred during the second quarter of fiscal year 2002, as well as lower investment yields generally available in the market.

Gain on sale of available-for-sale securities - During the third quarter of fiscal year 2003, the Company recorded a gain from the sale of available-for-sale securities of $0.1 million. During the same period last fiscal year the Company recorded a gain from the sale of available-for-sale securities of $0.1 million. During the first nine months of fiscal year 2003, the Company recorded a gain from the sale of available-for-sale securities of $0.2 million and during the same nine month period last year, the Company recorded a gain from the sale of available-for-sale securities of $2.2 million. The significant decrease in gains on the sale of available-for-sale securities reported during the first nine months of fiscal year 2003 is primarily attributable to market conditions and related investment strategies on certain available-for-sale securities that were more favorable during the second quarter of fiscal year 2002.

Income taxes - For the quarter ending December 29, 2002, the Company reported an income tax benefit of $43 thousand based on its pre-tax loss of $0.2 million. The 27% income tax benefit rate reported for the quarter was lower than the Company's nine-month income tax expense percentage due to permanent tax differences recorded during the current quarter that were not affected by the pre-tax loss. The income tax rate recorded for the nine-month period ended December 29, 2002 was 36%, a slight increase from the 35% recorded during the same period last year. The increase in the fiscal year 2003 nine-month tax rate was attributable to permanent tax differences recorded in the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

Based upon its current cash, marketable securities position, anticipated cash flow and access to credit facilities and capital markets, the Company believes it has sufficient liquidity to fund operations for the next 12 months. Accordingly, shipyard capital expenditures are expected to be financed out of working capital. A change in the composition or timing of projected work arising from factors unknown presently, could result in capital expenditures and/or repair and maintenance expenditures that are different than presently planned.

Working Capital
Working capital at December 29, 2002 was $41.6 million, an increase of $4.2 million (11%) from the working capital reported at the end of fiscal year 2002. This increase is primarily due to an increase in cash and marketable securities of $8.9 million, a decrease in accounts payable and accruals and accrued payroll and related liabilities of $4.1 million, offset by decreases in accounts receivable of $6.5 million and costs and estimated profits in excess of billings on incomplete contracts of $2.9 million.

Unbilled Receivables
As of December 29, 2002, unbilled items on completed contracts totaled $1.4 million compared with $2.2 million at the end of the third quarter of fiscal year 2002 and $1.2 million at the beginning of fiscal year 2003.

Capital Expenditures
Capital expenditures for the third quarter of fiscal year 2003 were $0.8 million compared to $0.5 million in the third quarter of fiscal year 2002. Capital expenditures for the first nine months of fiscal year 2003 were $1.8 million compared to $1.7 million during the first nine months of fiscal year 2002.

Fluctuations reported in capital expenditure levels between comparable periods last fiscal year reflect the timing of various projects. The Company anticipates that capital expenditures for fiscal year 2003 will be similar to fiscal year 2002 levels.

Credit Facility
Todd Pacific Shipyards Corporation ("Todd Pacific"), a wholly owned subsidiary of the Company has a $10.0 million revolving credit facility available for its working capital requirements. Todd Pacific had no outstanding borrowings and was in compliance with all debt covenants as of December 29, 2002 and December 30, 2001, respectively.

Stock Repurchase
During the third quarter of fiscal year 2003, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock from time to time in open market or negotiated transactions. Under this authorization, the Company repurchased an aggregate of 10,000 shares during the quarter in open market transactions at a price of $12.00 per share, for total consideration of approximately $120,000.

Subsequent to the end of the third quarter, on January 2, 2003, the Company repurchased 400 shares in open market transactions at a price of $12.80 per share, for total consideration of approximately $5,000. As of January 29, 2003, the Company held in treasury 6,675,877 shares of its common stock.

The Company has previously engaged in stock repurchases when management considered the market value relative to the fundamental value of the Company to be favorable.

ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

The Company has provided total aggregate reserves of $30.0 million as of December 29, 2002 for its contingent environmental and bodily injury liabilities. Due to the complexities and extensive history of the Company's environmental and bodily injury matters, the amounts and timing of future expenditures is uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

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

As of December 29, 2002, the Company has recorded aggregate assets of $30.9 million related to its reserves for environmental and other liabilities.
These assets reflect receivables under contractual arrangements with several insurance companies to share costs for certain environmental and other matters, as well as amounts deposited to securitize certain remediation activities. Amounts recoverable from insurance companies are recorded within the Company's Consolidated Balance Sheets as insurance receivables and, in the case of reimbursements currently due, as other current assets. Amounts held in security deposits are recorded within the Company's Consolidated Balance Sheets as restricted cash.

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

During the first quarter of fiscal year 2003, the Company submitted to the Environmental Protection Agency (EPA) the Conceptual Design Report for the Todd Shipyards Sediment Operable unit of the Harbor Island Superfund Site in Seattle. The Conceptual Design Report presents a preliminary conceptual design for dredging, capping, and habitat enhancement actions for the site.

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

During the third quarter of fiscal year 2003, the Company submitted to the EPA its Preliminary Design Report, which presents a 30% conceptual design for dredging, capping, and habitat enhancement actions for the site. The Preliminary Design Report calls for cleanup construction to begin in the later part of calendar year 2003 upon the entering of the consent decree, input from the natural resource agencies, and the completion of design approvals.

Under the Federal Superfund law, potentially responsible parties may have liability for damages to natural resources in addition to liability for remediation. During the second quarter of fiscal year 2003, the Company began discussions with the natural resource trustees ("Trustees") for the Harbor Island Superfund Site ("Site") and continued these discussions during the third quarter. The Company anticipates that the Trustees will file a claim against the Company at some future date alleging damages to the natural resources at the Site caused by the release of hazardous substances. The Company has begun exploring potential ways to satisfy any liability arising from such a Trustee claim as part of the Superfund Site remediation. While the dollar amount of any potential natural resource damage claim cannot currently be estimated, the payment of any eventual claim is covered by the aforementioned insurance policy, provided that aggregate policy limits have not been exceeded.

As of December 29, 2002, the Company's insurance limits exceed its booked Harbor Island Site reserve of approximately $19.6 million.

As reported in depth in the Company's Form 10-K for its fiscal year 2002, the Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities.

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, analyzing them in two different categories based on severity of illness.
Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All others of a less medically serious nature are categorized as "non-malignant". The Company is currently defending approximately 30 "malignant" claims and approximately 570 "non-malignant" claims.

The relief sought in all cases varies greatly by jurisdiction and claimant. Included in the approximate 400 cases open as of January 24, 2003 are approximately 600 claimants. The exact number of claimants is not determinable as approximately 150 of the open cases include multiple claimant filings against 30-100 defendants. The filings do not indicate which claimants allege liability against the Company. The previously stated 600 claimants is the Company's best estimate as to whom the Company may have liability taking known facts into consideration.

Approximately 390 claimants do not assert any specific amount of relief sought.

Approximately 150 claims contain standard boilerplate language asserting on behalf of each claimant a claim for damages of $2 million compensatory and $20 million punitive against approximately 100 defendants. Approximately 20 claims set forth the same boilerplate language asserting $10-$20 million in compensatory and $10-$20 million in punitive damages on behalf of each claimant against approximately 30-100 defendants. The claims involved in the foregoing cases do not specify against which defendants which claims are made or alleged dates of exposure.

Approximately 30 claimants seek compensatory damages of less than $100,000 per claim and approximately 10 claimants seek compensatory amounts between $100,000 and $600,000 per claim.

Based upon settled or concluded claims to date, the Company has not identified any correlation between the amount of the relief sought in the complaint and the final value of the claim. The Company and its insurers are vigorously defending these actions.

During the third quarter of fiscal year 2003, the Company experienced relatively minor changes in its bodily injury liabilities and insurance receivables. As of December 29, 2002, the Company has recorded a bodily injury liability reserve of $9.5 million and a bodily injury insurance receivable of $7.1 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $9.4 and $7.1, respectively, at March 31, 2002. These bodily injury liabilities and receivables are classified within the Company's Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

BACKLOG

At December 29, 2002 the Company's firm shipyard backlog consists of approximately $24 million of repair and overhaul work. The Company's repair and overhaul work generally is of short duration with little advance notice. The Company's backlog at December 30, 2001 was approximately $17 million.

LABOR RELATIONS

During the third quarter of fiscal year 2003, the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards) and Todd Pacific Shipyards reached an agreement on a new collective bargaining agreement. The Todd Pacific Shipyards eligible workforce ratified the agreement on October 22, 2002. The parties had been operating under an extension of the old agreement, which expired on July 31, 2002. The new three-year agreement, effective retroactively to August 1, 2002, includes an annual 3.5% wage and fringe benefit increase.

During the third quarter, the Company paid the retroactive portion of this increase, which was approximately $0.3 million in wage and benefit costs. These amounts had been estimated and accrued in the second quarter of fiscal year 2003.

FUTURE SHIPYARD OPERATIONS

The Company's future profitability depends largely on the ability of the shipyard to maintain an adequate volume of repair and overhaul business, as well as its ability to perform satisfactorily on current and future repair and overhaul projects. The Company competes with other northwest and west coast shipyards, some of which have more modern facilities, lower labor cost structures, or access to greater financial resources.

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

During the quarter ended December 29, 2002, the Company did not grant any new stock options and therefore there is no expense recorded under FAS No. 123. The income statement includes pro forma information as if the expense recognition provisions of FAS No. 123 were applied to stock option grants for all periods presented, based on the valuation of the option as of the date of the grants.

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

No. 99.3   Press Release dated January 22, 2003 announcing financial results for the Company's quarterly and nine month period ending December 29, 2003.

No. 99.4 Press Release dated January 31, 2003 announcing revised financial results for the Company's quarterly and nine month period ending December 29, 2003.

 (b)  Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TODD SHIPYARDS CORPORATION
Registrant



By:
   Scott H. Wiscomb
   Chief Financial Officer and Treasurer
   January 31, 2003

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 31, 2003



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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 31, 2003




Scott H. Wiscomb,
Chief Financial Officer and Treasurer