Form 10-K
period 2003-03-30
TODD SHIPYARDS CORP
filed 2003-06-10
CIK 98537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the fiscal year ended March 30, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).   [ ] Yes    [X] No

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $60.4 million as of June 6, 2003.

There were 5,288,656 shares of the corporation's $.01 par value common stock outstanding at June 6, 2003.

                   Documents Incorporated by Reference

Portions of the Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held September 12, 2003 are incorporated by reference into Part III of the Annual Report on Form 10-K.

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

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.................. *

                                 PART III

Item 10. Directors and Executive Officers of the
         Registrant........................................... *

Item 11. Executive Compensation............................... *

Item 12. Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholders Matters...... *

Item 13. Certain Relationships and Related Transactions....... *

Item 14. Controls and Procedures                               *

                                  PART IV

Item 15. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K ................................. *

Signatures.....................................................*

Certifications................................................ *

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

ITEM 1.  BUSINESS

INTRODUCTION

General
Todd Shipyards Corporation (the "Company") was organized in 1916 and has operated a shipyard in Seattle, Washington (the "Shipyard") since incorporation. The Company is incorporated under the laws of the State of Delaware and operates the Shipyard through its wholly owned subsidiary Todd Pacific Shipyards Corporation ("Todd Pacific"). Todd Pacific, historically, has been engaged in the repair/overhaul, conversion and construction of commercial and military ships and vessels. The Company's general offices are located at 1801 16th Avenue S.W., Seattle, Washington 98134, and its telephone number is (206) 623-1635. Information about the Company is available to the public on the internet at www.toddpacific.com.

Throughout much of the Company's history, a substantial portion of its revenues and profits were attributable to long-term United States Government ("Government") contracts. However, in the late 1980's a significant decline in the annual shipbuilding budgets of the Department of the Navy (the "Navy") greatly reduced the Company's bidding opportunities for long-term Government contracts. To offset the downturn in long-term Government contracting opportunities, the Company entered into several new construction projects beginning in the mid 1990's. These new construction opportunities represented the Company's first new construction projects in 10 years.

As the Company neared completion on these new construction projects in fiscal year 2000, the Company shifted its main business focus to repair, maintenance and overhaul opportunities. This strategy resulted in the award of two major five year cost-type contracts for phased maintenance work on three Navy aircraft carriers and six Navy surface combatant class vessels stationed in the Puget Sound area.

The maintenance work performed on the Navy aircraft carriers, which began during the first quarter of fiscal year 2000 is referred to as the Planned Incremental Availability ("PIA") contract. The maintenance work performed on the Navy surface combatant vessels is referred to as the Combatant Maintenance Team ("CMT") contract. Work on the CMT contract began in the second quarter of fiscal year 2001.

In addition to these two long-term multi-ship contracts, the Company negotiated with the Navy during the first quarter of the prior fiscal year for the renewal of the existing Auxiliary Oiler Explosive ("AOE") contract on a sole source basis for an additional six years. This contract represents the fourth consecutive, multi-year contract that the Company has been awarded by the Navy on the AOE class vessels. The three previous AOE contracts, which were each five years in duration, were all awarded on a competitive basis. This cost type contract provides for phased maintenance repairs to four Navy AOE class supply ships stationed in the Puget Sound area.

In addition to the above mentioned contracts, the Company engages in repair, overhaul and conversion work on other Navy vessels, U.S. Coast Guard vessels, ferries, container vessels, tankers, fishing vessels, cruise ships, barges, and tug supply vessels.

Management believes that the Company is well positioned to continue performing a substantial amount of the maintenance and repair work on commercial and government vessels engaged in various seagoing trade activities in the Pacific Northwest. This position should enable the Company to successfully pursue repair, maintenance, and conversion work for a variety of vessel fleets operating on Puget Sound (near Seattle) and the Pacific Coast. These fleets include the U.S. Navy, the U.S. Coast Guard, the Washington State Ferry System, the Alaska Marine Highway System, other government owned vessels, passenger cruise ships, American-flagged cargo carriers, fishing fleets, tankers, tugs and barges. While the Company may selectively pursue new construction opportunities in the future, its primary focus will remain on repair, maintenance and conversion activities.

Available Information
The Company will make available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act free of charge through the Company's internet website at www.toddpacific.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

OPERATIONS OVERVIEW

Repair and Overhaul Operations
The Company's repair and overhaul work ranges from relatively minor repairs to major overhauls and often involves the dry-docking of the vessel under repair. Since the late 1980's, repair and overhaul opportunities available to domestic, private-sector shipyards have been impacted by the downsizing and relocation of the active Navy fleet. The impact has had both positive and negative effects on domestic shipyards depending on their proximity to the affected Navy fleet operations. Also affecting private shipyards is the impact of stationing vessels at Navy home ports, the availability and scheduling of maintenance and overhauls, the location of marine accidents and conditions within the maritime industry as a whole.

Commercial repair and overhaul contracts are obtained by competitive bidding, awarded by negotiation or assigned by customers who have a preference for a specific shipyard. On jobs that are advertised for competitive bids, owners usually furnish specifications and plans which become the basis for an agreed upon contract. Repair and overhaul jobs are usually contracted on a fixed-price or time and material basis.

The majority of the Company's Government ship repair and overhaul contracts are awarded on an option basis under one of the Company's three cost-type contracts with the Navy. These contracts provide for reimbursement of costs, to the extent allocable and allowable under applicable government regulations, and payment of an incentive or award fee based on the Company's performance with respect to certain pre-established criteria. The Company also performs repair and overhaul work for the Navy on a fixed price basis through a formal bidding process.

The Company's commercial and Government ship repair and overhaul contracts contain customer payment terms that are determined by mutual agreement. Typically, the Company is periodically reimbursed through progress payments based on the achievement of certain agreed to benchmarks less a specified level of retention. Some vessel owners contracting for repair, maintenance, or conversion work also require some form and amount of performance and payment bonding, particularly state agencies. Because of these requirements the Company is bonded for certain projects in the amount of $11.5 million at March 30, 2003.

Construction Operations
During the third quarter of fiscal year 2003, the Company began work on a $5.2 million new construction project destined for the City of Tacoma, Washington. The contract called for the Company to build two large steel structures, which will be used to assemble a portion of the support structure for the new Tacoma Narrows Bridge. The first structure was delivered in March 2003 and the second was delivered in April 2003.

Prior to the Tacoma Narrows project, the Company's last major new construction project was completed during the first quarter of fiscal year 2000, with the delivery of the Margarita II, a floating electrical power plant.

While the Company may selectively pursue new construction opportunities in the future, its primary focus will remain on repair, maintenance and overhaul business opportunities.

Distribution of Work
The approximate distribution of the Company's Shipyard revenues for each of the last three fiscal years are summarized as follows:

                               2003   2002   2001
Federal Government              82%    79%    64%
Commercial                      18%    21%    36%
Total                          100%   100%   100%

The distribution of the Company's revenues in fiscal year 2003 continued to be strongly influenced by the amount of repair, maintenance and overhaul work awarded under each of its three Navy cost-type contracts. As a result, work on federal government contracts increased to 82% of total revenues from 79% in fiscal year 2002.

The distribution of the Company's revenues in fiscal year 2002 were significantly influenced by the increased volume of cost-type Government repair and maintenance work over fiscal year 2001 levels. It was also impacted by the completion in fiscal year 2001 of the MV Yakima, a $29 million commercial renovation project for the Washington State Ferry System.

Future Operations
The Company plans to continue to actively pursue Government and commercial repair, maintenance and overhaul opportunities. International construction and repair opportunities are limited because shipbuilders in foreign countries are often subsidized by their governments and in some cases enjoy significantly lower labor costs. These subsidies allow foreign shipyards to enter into production contracts at prices below their actual production costs. Competition for domestic construction and repair opportunities will continue to be intense as certain of the Company's larger competitors have more modern facilities, lower labor cost structures, or access to greater financial resources. The Company intends to capitalize on the advantages of its geographic location, the skills of its experienced workforce and production efficiencies developed over the past several years as it competes for repair, maintenance and overhaul opportunities.

Employees
The number of persons employed by the Company varies considerably from time to time depending primarily on the level of Shipyard activity. Employment averaged approximately 1,000 during fiscal year 2003 and totaled 880 employees on March 30, 2003.

During fiscal year 2003 an average of approximately 840 of the Company's Shipyard employees were covered by a union contract that became effective during the third quarter of fiscal year 2003. At March 30, 2003 approximately 700 Company employees were covered under this contract.

During the third quarter of fiscal year 2003, the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards) and Todd Pacific Shipyards reached an agreement on a new collective bargaining agreement. The Todd Pacific Shipyards eligible workforce ratified the agreement on October 22, 2002. The parties had been operating under an extension of the old agreement, which expired on July 31, 2002. The new three-year agreement, which is effective retroactively to August 1, 2002, includes an annual 3.5% wage and fringe benefit increase. Management considers its relations with the various unions to be stable.

Availability of Materials
The principal materials used by the Company in its Shipyard are steel and aluminum plates and shapes, pipe and fittings, paint and electrical cable and associated fittings. Management believes that each of these items can presently be obtained in the domestic market from a number of different suppliers. In addition, the Company maintains a small on-site inventory of various materials that are available for emergency ship repairs.

Competition
Competition in the domestic ship repair and overhaul industry is intense. The reduced size of the Government's active duty fleet has resulted in a significant decline in the total amount of Government business available to private sector shipyards, creating excess shipyard capacity and acute price competition. The Company competes for commercial and Government work with a number of other shipyards, some of which have more advantageous cost structures. The Company's competitors for repair, maintenance and overhaul work include non-union shipyards, shipyards with excess capacity and foreign government subsidized facilities. The Company's competitors for new construction work include Gulf Coast and East Coast shipyards with lower wage structures, substantial financial resources or significant investments in productivity enhancing facilities.

Environmental Matters
The Company is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. Fines and penalties may be imposed for non-compliance with these laws. Such laws and regulations may expose the Company to liability for its acts, which are or were in compliance with all applicable laws at the time such acts were performed.

Recurring costs associated with the Company's environmental compliance program are not material and are expensed as incurred. Capital expenditures in connection with environmental compliance are not material to the Company's financial statements. See Item 7. Management's Discussion and Analysis and
Note 1 to the Consolidated Financial Statements for further discussion of these costs.

The Company has an accrued liability of $35.1 million as of March 30, 2003 for environmental and bodily injury matters. As assessments of environmental matters and remediation activities progress, these liabilities are reviewed periodically and adjusted to reflect additional technical, engineering and legal information that becomes available. The Company's estimate of its environmental liabilities is affected by several uncertainties such as, but not limited to, the method and extent of remediation of contaminated sites, the percentage of material attributable to the Company at the sites relative to that attributable to other parties, and the financial capabilities of the other Potentially Responsible Parties ("PRP") at most sites. The Company's estimate of its bodily injury liabilities is also affected as additional information becomes known regarding alleged damages from past exposure to asbestos at Company facilities. The Company is covered under its various insurance policies for some, but not all, potential environmental and bodily injury liabilities.

As of March 30, 2003, the Company has recorded an insurance receivable of $32.4 million, which mitigates a major portion of its accrued environmental and bodily injury liability. See Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 11 of the Notes to Consolidated Financial Statements for further information regarding the Company's environmental and bodily injury matters.

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

Backlog
At March 30, 2003 the Company's backlog consists of approximately $22 million of repair, maintenance, and conversion work. This compares with backlogs of approximately $46 million and $30 million at March 31, 2002 and April 1, 2001, respectively. The Company's current backlog is primarily attributable to firm repair, maintenance and conversion work scheduled for completion during fiscal year 2004.

In the fourth quarter of fiscal year 2003, several planned Navy repair projects were delayed due to the conflicts in Iraq. These delays contributed to the decline in firm backlog orders at March 30, 2003, when compared to the prior fiscal years. These delayed repair projects are anticipated to start in the second quarter of fiscal year 2004.

Since work under the Company's three Navy phased maintenance contracts is at the option of the Navy, the Company cannot provide assurance as to the timing or level of work that may be performed under these contracts. Therefore, projected revenues from these contracts are not included in the Company's backlog until contract options are exercised by the Navy.

INVESTMENTS AND ACQUISITIONS

The Company may evaluate suitable investment opportunities that it believes will appropriately utilize the Company's resources. However, the Company has no present plans to make any direct investments in other businesses, either related or unrelated to ship repair and overhaul activities.

ITEM 2. PROPERTIES

The Company is required to maintain Navy certification on its drydocks and cranes in order to be eligible to bid on and perform work under certain Navy and United States Coast Guard ("Coast Guard") contracts. Throughout fiscal year 2003, the Company maintained all required certifications.

The design capacities of the Company's three drydocks, all of which are located at the Shipyard, are as follows:

              Year       Type       Max.Design           Date of Lease
Name         Built   Owned Leased   Capacity(in tons)      Expiration
Emerald Sea  1970    Steel               40,000                  -
YFD-70       1945           Steel        17,500               4/15/06
YFD-54       1943           Wood          5,700               9/30/04

The Company evaluates its plans for future operations for each of its leased dry docks when the lease expiration date falls within the next operating cycle. Accordingly, the Company will begin evaluating its plans for renewal of the YFD-54 lease during the third and fourth quarter of fiscal year 2004.

The lease terms on drydock YFD-70 contain a nominal annual lease payment and a minimum amount of annual maintenance that the Company must perform. The lease also includes minimum levels of maintenance that the Company must perform during the life of the lease. The lease terms on drydock YFD-54 include both an annual lease payment and a minimum amount of annual maintenance to be performed by the Company.

The Company has included the nominal annual lease payment and the average annual maintenance cost that must be performed over the life of the lease on drydock YFD-70, as well as the annual lease payments that must be made on drydock YFD-54 in Note 9 of the Notes to the Consolidated Financial Statements (Item 8).

The Company's current Navy drydock certifications are less than the drydocks' maximum design capacity, however they are sufficient to allow the Company to perform work on all non-nuclear Navy vessels homeported in Puget Sound, as well as all Coast Guard and Washington State Ferry vessels.

The Company believes that owned and leased properties at the Shipyard are in reasonable operating condition given their age and usage, although, from time to time, the Company has been required to incur substantial expenditures to ensure the continuing serviceability of certain owned and leased machinery and equipment.

Towards the end of fiscal year 2001, the Company determined that such serviceability repairs would be required on the Emerald Sea to maintain Navy certification on a long-term basis. Certain time sensitive repairs began early in fiscal year 2002, while the Company evaluated several alternative repair scenarios and management's plans for future operations.

Once the Company completed its evaluation in fiscal year 2002, a comprehensive, multi-year refurbishment plan was approved by management that will allow the Company to maintain Navy certification into the future. This multi-year plan includes scheduled refurbishment periods so repairs do not interfere with the on-going shipyard operations. The Company anticipates that capitalized costs associated with this plan will be approximately $1.8 million in fiscal year 2004. The Company will continue to assess this refurbishment plan as it progresses and make appropriate changes as needed to support Shipyard operations.

Subsequent to fiscal year 2003, the Company announced a special capital budget plan of approximately $13 million for improvements to its Seattle shipyard facility during its fiscal years 2004 and 2005. These improvements include the replacement of a major pier, a stormwater collection and discharge system and significant upgrades to its electrical system and will be in addition to the Company's routine annual capital expenditures.

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

The Company is identified as a PRP by the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA," commonly known as the "Superfund") in connection with matters pending at two Superfund sites. In fiscal year 2003, the Company satisfied its liability at one Superfund site. Additionally, the Company has received information requests in two Superfund cases where the Company has asserted that its liability was discharged when it emerged from bankruptcy in 1990.

Generally these environmental claims relate to sites used by the Company for disposal of alleged hazardous waste. The Company has also been named as a defendant in a number of civil actions alleging damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities.

At March 30, 2003, the Company maintained aggregate reserves of $35.1 million for pending claims and assessments relating to environmental matters, including $24.8 million associated with the Harbor Island Superfund Site (the "Harbor Island Site") and $9.4 million for asbestos related claims.

Funding for costs and payments of claims represented by such reserves is expected to be provided to a significant extent by receivables due from insurance companies under policies and insurance in place agreements described below. At March 30, 2003, such receivables aggregated $32.4 million.

Reference is made to Note 11 of the Notes to the Consolidated Financial Statements (Item 8.) below and to the discussion under the heading "Environmental Matters and Contingencies" in Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7.) below.

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

The agreement provides coverage for the known liabilities in an amount exceeding the Company's current booked reserves of $24.8 million.
Additionally, the Company has entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

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

Harbor Island Site History

To date, the EPA has separated the Harbor Island Site into three operable units that affect the Company: the Soil and Groundwater Unit (the "Soil Unit"), the Shipyard Sediments Operable Unit (the "SSOU") and the Sediments Operable Unit (the "SOU"). The Company, along with a number of other Harbor Island PRPs, received a Special Notice Letter from the EPA on May 4, 1994 pursuant to section 122 (e) of CERCLA. The Company entered into a Consent Decree for the Soil Unit in September 1994 under which the Company has agreed to remediate the designated contamination on its property. Removal of floating petroleum product from the water table began in October 1998 and is anticipated to continue through fiscal year 2006. The Company and the EPA are currently negotiating the extent and methodology of the soil remediation.

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

During the fourth quarter of fiscal year 2003, the company and the EPA entered into a Consent Decree for the cleanup of the SSOU, which, along with the associated Remedial Design Statement of Work for Remedial Action ("SOW"), was subsequently approved by the Department of Justice. The Consent Decree provides for the submittal of the Remedial Action Work Plan to the EPA subsequent to the approval by the EPA of the final design. The Remedial Action Work Plan will provide for construction and implementation of the remedy set forth in the ROD, the two Explanation of Significant Differences (issued in fiscal years 2000 and 2003), the SOW, and the design plans and specifications developed in accordance with the Remedial Action Work Plan and approved by the EPA. During the fourth quarter of fiscal year 2003 the Company submitted its 95% SOW to the EPA for the SSOU. The SOW provides for the following actions to take place at the SSOU:

Piers 2 and 4 South (located on the Duwamish Waterway) will be demolished and removed from the site to achieve more complete cleanup in those areas. Pier 4 South will be rebuilt after remediation with a shortened berth length.

Dredging of all contaminated sediments and shipyard waste in the open areas of the SSOU (surrounding the shipyard) and in the areas beneath Piers 2 and 4 South. The total estimated volume of sediments to be removed is 195,200 cubic yards.

Disposal of all recovered sediment and shipyard waste at an appropriate upland disposal facility.

Backfilling of portions of the areas dredged to create inter-tidal habitat where feasible.

Capping of areas beneath the piers that are not scheduled for demolition to an average thickness of one foot.

Pursuant to the current schedule, remediation of the SSOU is expected to begin in the second quarter of fiscal 2004. Current environmental regulations limit the period of time during the year that dredging may occur. Given these limits, dredging in the SSOU will require several years to complete. The current estimated cost of the SSOU cleanup is included in the environmental reserve resulting in an increase in that reserve of $6.1 million during fiscal year 2003. $5.7 million of that reserve is covered by the environmental insurance policy procured by the Company in fiscal year 2000 and has been recorded as an insurance receivable. The net difference of $0.4 million represents a portion of the $0.6 million environmental remediation expense recorded by the Company during the quarter ending March 30, 2003.

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

Under the Federal Superfund law, potentially responsible parties may have liability for damages to natural resources in addition to liability for remediation. During the second quarter of fiscal year 2003, the Company began discussions with the natural resource trustees ("Trustees") for the Harbor Island Superfund Site ("Site") and continued these discussions during the remainder of fiscal year 2003. The Company anticipates that the Trustees will file a claim against the Company at some future date alleging damages to the natural resources at the Site caused by the release of hazardous substances. The best estimate of a potential natural resource damage claim has been included in the environmental reserve. The payment of any eventual claim is covered by the aforementioned insurance policy, except for the policy deductible, provided that aggregate policy limits have not been exceeded. The amount of the policy deductible payment is reflected in the Company's environmental reserve at March 30, 2003, and $0.2 million is included in environmental remediation expense in the quarter ending March 30, 2003.

Asbestos Related Claims and Insurance

The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities.

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, dividing them into two different categories based on severity of illness. Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All other claims of a less medically serious nature are categorized as "non-malignant". The Company is currently defending approximately 36 "malignant" claims and approximately 534 "non-malignant" claims.

The relief sought in all cases varies greatly by jurisdiction and claimant. Included in the approximate 375 cases open as of March 30, 2003 are approximately 570 claimants. The exact number of claimants is not determinable as approximately 150 of the open cases include multiple claimant filings against 30-100 defendants. The filings do not indicate which claimants allege liability against the Company. The previously stated 570 claimants is the Company's best estimate taking known facts into consideration.

Approximately 365 claimants do not assert any specific amount of relief sought.

Approximately 150 claims contain standard boilerplate language asserting on behalf of each claimant a claim for damages of $2 million compensatory and $20 million punitive against approximately 100 defendants. Approximately 20 claims set forth the same boilerplate language asserting $10-$20 million in compensatory and $10-$20 million in punitive damages on behalf of each claimant against approximately 30-100 defendants. Approximately 20 cases assert $1-$15 million in compensatory and $5-$10 million in punitive damages on behalf of each claimant against approximately 30-100 defendants.

Approximately 10 claimants seek compensatory damages of less than $100,000 per claim and approximately 5 claimants seek compensatory damages between $1 million and $15 million. The claims involved in the foregoing cases do not specify against which defendants which claims are made or alleged dates of exposure.

Based upon settled or concluded claims to date, the Company has not identified any correlation between the amount of the relief sought in the complaint and the final value of the claim. The Company and its insurers are vigorously defending these actions.

During fiscal year 2003, the Company experienced no material changes in its bodily injury liabilities and insurance receivables. At both March 30, 2003 and March 31, 2002, respectively, the Company had recorded bodily injury liability reserves of $9.4 million and bodily injury insurance receivables of $7.1 million. These bodily injury liabilities and receivables are classified within the Company's Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

The Company has entered into agreements with several of its insurers to provide coverage for a significant portion of settlements and awards related to these bodily injury claims. These agreements have aggregate limits on amounts to be paid overall and formulas for amounts of payment on individual claims. The two most significant agreements provide coverage applicable to claims of exposure to asbestos occurring between 1949 and 1976 and occurring between 1976 through 1987. Insurance coverage for exposures to asbestos was no longer available from the insurance industry after 1987. Due to changes in federal regulations in the 1970s that resulted in the swift decline in commercial and military application of asbestos and increased regulation over the handling and removal of asbestos, there exists minimal risk of claims arising from exposure after 1987. Contractual formulas are utilized to determine the amount of coverage from each agreement on each claim settled or litigated. Once the initial date of alleged exposure to asbestos is determined, all contractual years subsequent to that date participate in the settlement. Since all known claims involve alleged exposure prior to 1976, the 1976 through 1987 agreement will participate in the settlement or judgement of all outstanding claims that are settled or litigated. As a result, and as the years remaining calculation set forth below indicates, the 1976 through 1987 agreement will exhaust prior to the 1949 through 1976 agreement. Based on historical claims settlement data only, the Company projects that at March 30, 2003, the 1949 through 1976 agreement will provide coverage for an additional 20.4 years and the 1976 through 1987 agreement will provide coverage for an additional 5.2 years. At March 31, 2002, the Company projected that these agreements would provide coverage for an additional 20.6 years and 5.2 years, respectively. The Company resolved 13 malignant claims in 2003 compared with 20 in 2002 and 16 in 2001. If historical settlement patterns or the rate of filing for new cases change in future periods, these estimated coverage periods could be shorter or longer than anticipated. Moreover, if one or both of these coverages are exhausted at some future date, the Company's costs related to subsequent claims and for legal expenses previously covered by these insurance agreements may increase. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims.

The following chart indicates the number of claims filed and resolved in the past three fiscal years, including the number of claims yet to be resolved at the end of each fiscal year. (Resolution includes settlements, adjudications and dismissals). The claims are further categorized as either malignant or non-malignant.

                                           Bodily Injury Claims
                                                   Non-
                                    Malignant    Malignant       Total

Outstanding, April 2, 2000               35          515          550
  Claims filed                           16           66           82
  Claims resolved                       (16)         (30)         (46)
Outstanding, April 1, 2001               35          551          586
  Claims filed                           20           52           72
  Claims resolved                       (20)         (68)         (88)
Outstanding, March 31, 2002              35          535          570
  Claims filed                           14           72           86
  Claims resolved                       (13)         (73)         (86)
Outstanding, March 30, 2003              36          534          570

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

The Company's stock is listed on the New York Stock Exchange (the "NYSE"). The following table sets forth, by quarter, the high and low composite sales prices of the stock as reported by the NYSE.

Quarter Ended                               High        Low
July 1, 2001                                8.11       6.79
September 30, 2001                          9.55       7.70
December 30, 2001                           9.05       7.70
March 31, 2002                             11.00       8.80
June 30, 2002                              17.12      11.10
September 29, 2002                         15.20      11.45
December 29, 2002                          15.85      11.65
March 30, 2003                             14.43      12.70

On June 6, 2003 the high and low prices of the Company's common stock on the NYSE were $15.01 and $14.50, respectively.

At June 6, 2003 there were 1,704 holders of record of 5,288,656 outstanding shares of common stock. The Company has not paid cash dividends during the past two fiscal years, however subsequent to fiscal year 2003 the Company announced the declaration of a ten cents ($0.10) per share cash dividend to be paid each quarter. The first dividend payment will commence on June 23, 2003 to shareholders of record as of June 2, 2003. Subsequent dividend payments will be made each quarter, beginning September 23, 2003.

It is the intent of the Company to consider and act upon the payment of future dividends on a regular quarterly basis. Future dividend declarations will depend, among other factors, on the Company's earnings and prospects, its cash position and investment needs.

During the first quarter of fiscal year 2002, the Company commenced a tender offer for up to 4.0 million shares of the Company's Common Stock at a price not to exceed $8.25 or less than $7.00 per share. The exact price was determined by a procedure commonly referred to as a "Dutch Auction". The Company elected to increase the number of shares to be purchased in order to avoid proration procedures otherwise applicable to the offer and purchased an aggregate of 4,136,124 shares at a price of $8.25 per share. The tender offer was completed in the second quarter of fiscal year 2002 (See Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations and Note 14 of the Notes to Consolidated Financial Statements for additional information).

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA  (In thousands of dollars, except per share data)

The following table summarizes certain selected consolidated financial data of the Company, which should be read in conjunction with the accompanying consolidated financial statements of the Company included in Item 8.

                 March 30,    March 31,    April 1,    April 2,    March 28,
                     2003         2002        2001        2000         1999

Operations:
Revenue          $151,811     $121,945    $116,545(3) $123,851     $106,189(6)
Operating
 income             5,098(1)     6,902      11,950(4)    5,610(5)    10,222
Net income          4,110(1)     7,018      16,727       8,132       17,394

Net income
 per share of
 common stock

 Basic EPS           0.78        1.05         1.74        0.83         1.76
 Diluted EPS         0.74        1.03         1.73        0.82         1.75

Financial position:
Working capital    42,525      37,129(2)    59,293      64,880       52,050
Fixed assets       16,634      16,595       17,358      17,356       19,026
Total assets      141,580     133,680(2)   164,900     139,209      136,514

Stockholders'
 equity          $ 69,534    $ 65,997(2)  $ 93,081    $ 76,185     $ 71,088

(1) Operating income was impacted unfavorably by a non-recurring, non-cash charge of $0.8 million arising from the settlement of a portion of the Company's pension liabilities. This settlement transferred a portion of the Company's pension liability to an international labor union organization. Under the provisions of pension accounting, the settlement of these liabilities triggered recognition of certain cumulative differences between pension plan assumptions and actual results.

(2) In fiscal year 2002, the Company repurchased an aggregate of 4,136,124 shares of its common stock at a price of $8.25 per share through its tender offer ("Dutch Auction") that was completed as of July 31, 2001. The Company's working capital, total assets, and stockholders' equity declined approximately $34 million as a result of the share repurchases and related transactions.

(3) The Company's 2001 revenues were impacted favorably by an agreement reached with the U.S. Navy to share in certain environmental insurance costs. Under terms of the agreement, the Company was able to invoice and record revenue of $3.9 million during the fourth quarter of fiscal year 2001. The agreement also allowed the Company to invoice and recognize an additional $1.7 million in fiscal years 2002, 2003 and 2004, respectively. In addition, the Company received a favorable arbitration award on the Margarita II, a floating electrical power plant that was completed in fiscal year 2000. The award allowed the Company to recognize $1.9 million of revenue in the fourth quarter of fiscal year 2001.

(4) During fiscal year 2001, the Company recorded a net insurance settlement of $2.1 million, which was partially offset by a $1.5 million environmental and other reserve charge, resulting in an increase to income from operations of $0.6 million.

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

ITEM 7.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Notes to the Consolidated Financial Statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith. The following discussion and analysis of financial condition and results of operations contain forward-looking statements, which involve risks and uncertainties. The Company's actual results in future periods may differ significantly from the results discussed in or anticipated by such forward looking statements. Certain factors, which may impact results for future periods, are discussed below under the captions "Overview - Profitability," and "Environmental Matters." Readers should also consider the statements and factors discussed under the caption "Operations Overview" in Item 1 and the discussion of environmental matters and related bodily injury claims set forth in Item 3 of this Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 30, 2003, together with the Notes to the Company's Consolidated Financial Statements for the fiscal year then ended.

Overview

Fiscal year 2003 started very strongly as the Company had significant revenue increases during the first six months of the year. These increases were primarily attributable to the large concentration of repair, maintenance and overhaul work awarded under each of the Company's three U.S. Navy phased maintenance contracts. During the first half of fiscal year 2003, the Company recorded $89.8 million, or 59% of its full year revenue. The Company's financial results during this period were very favorable as the Company recorded operating income and income before income tax expense of $6.0 million and $6.6 million, respectively.

However, the financial results for the third and fourth quarters of this year were very disappointing as revenues for the second half of the year fell to $62.0 million, a decrease of 31% from the volumes experienced during the first and second quarters. While the Company had anticipated the reduced business volume and decline in revenues, it had not anticipated the significant decline in profitability during the second half of the fiscal year. During this six month period, the Company sustained an operating loss and a loss before income tax expense of $0.9 million and $0.3 million, respectively.

Operating losses during the second half of fiscal year 2003, were the result of four primary factors. First, the Company experienced higher direct costs on two fixed priced projects that commenced and were completed in the third quarter. The impact of these cost increases, which had no corresponding revenue associated with them, reduced operating income by approximately $2.0 million. Second, the Company underestimated the total costs to complete a fixed price project that commenced in the third quarter but was not completed until April 2003. The estimating problem was not determined until the fourth quarter. The impact of this estimating error reduced operating income by approximately $1.7 million in the quarter ending March 30, 2003. Third, the Company recognized in the third quarter a non-recurring, non-cash charge of $0.8 million arising from the settlement of a portion of the Company's pension liabilities. This settlement transferred a portion of the Company's pension liability to an international labor union organization. Under the provisions of pension accounting, the settlement of these liabilities triggered recognition of certain cumulative differences between pension plan assumptions and actual results. Fourth, the Company recognized $0.6 million in environmental remediation expenses during the fourth quarter.

For the full year ended March 30, 2003, the Company recorded revenue of $151.8 million, which represents an increase of $29.9 million, or approximately 24%, over fiscal year 2002 reported revenue of $121.9 million. This revenue increase, as mentioned previously, is primarily attributable to the large concentration of repair, maintenance and overhaul work under the Company's three U.S. Navy phased maintenance contracts that occurred during the first and second quarters of this year.

During fiscal year 2003, the Company recorded operating income of $5.1 million on revenue of $151.8 million, or approximately 3% of revenue. This represents a decrease in operating income of $1.8 million, or approximately 26% from fiscal year 2002 operating income of $6.9 million. The decline in operating income reported, as previously mentioned, was primarily attributable to higher direct costs on two fixed priced projects, an error in estimating the costs to complete a third fixed priced project, a non-cash charge arising from the settlement of a portion of the Company's pension liabilities, and an environmental remediation charge.

In addition, the Company recognized $1.2 million in non-operating investment income for the year ended March 30, 2003. The investment income in addition to the operating income reported, resulted in fiscal year 2003 income before income tax expense of $6.3 million.

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

During the first quarter of fiscal year 2003, the Navy announced its intention to decommission AOE 7 and AOE 10 for transfer to the Military Sealift Command ("MSC") in calendar years 2003 and 2004, respectively. The transfer of these vessels to MSC will reduce the Company's future work under its current cost-type contract with the Navy. The Company anticipates that MSC will contract for future work on these vessels on a competitive, fixed-price basis.

The potential impact of this transfer on the Company's future AOE revenues cannot be determined at this time, but will depend on factors such as the realized reduction in AOE revenues upon transfer to MSC, the Company's ability to bid on future AOE 7 and AOE 10 work once transferred, and the Company's bidding success if such bids are submitted.

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

In accordance with the terms of the contract, the Company and the vessel owner agreed to settle the remaining change orders through a formal arbitration process. Subsequent to the end of fiscal year 2001, the Company was awarded approximately $1.9 million, as well as interest and certain agreed expenses, by the arbitration board. The Company recognized the award in fiscal year 2001.

Critical Accounting Policies

The Company's established accounting policies are outlined in the footnotes to the Consolidated Financial Statements (contained in Part II, Item 8. of this Form 10-K) entitled "Principal Accounting Policies." As part of its reporting responsibilities, management continually evaluates and reviews the adequacy of its accounting policies and methods as new events occur. Management believes that its policies are applied in a consistent manner that provides the user of the Company's financial statements with a current, accurate and complete presentation of information in accordance with accounting principles generally accepted in the United States.

The preparation of financial statements requires the use of judgments and estimates. The Company's critical accounting policies are described below to provide a better understanding of how these judgments and estimates can impact the Company's financial statements. A critical accounting policy is one that management believes may contain difficult, subjective or complex estimates and assessments and is fundamental to the Company's results of operation. The Company has identified its most critical accounting policies which relate to:
1) Revenue Recognition, 2) Environmental Remediation, Bodily Injury, Other Reserves, and Insurance Receivable and 3) Deferred Pension Asset and Accrued Post Retirement Health Benefits. This discussion and analysis should be read in conjunction with the consolidated statements and related notes included elsewhere in this report.

Revenue Recognition
The Company recognizes revenue, contract costs, and profit on the percentage-of completion method based upon direct labor hours incurred. Using the percentage-of-completion method requires the Company to make certain estimates of the total cost to complete a project, estimates of project schedule and completion dates, estimates of the percentage at which the project is complete, estimates of annual overhead rates and estimates of amounts of any probable unapproved claims and/or change orders. These estimates are continuously evaluated and updated by experienced project management and accounting personnel assigned to these activities, and senior management also reviews them on a periodic basis. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are generally reflected in revenue in the current period.

The Company has considerable experience in managing multiple projects simultaneously and in preparing accurate cost estimates, schedules and project completion dates. However, many factors, including but not limited to weather, fluctuations in material prices, labor shortages, and timely availability of materials can affect the accuracy of these estimates and may impact future revenues either favorably or unfavorably.

U.S. Government procurement standards are followed to determine the allowability as well as the allocability of costs charged to Government contracts. Costs incurred and allocated to contracts with the U.S. Government are closely scrutinized for compliance with underlying regulatory standards by Shipyards personnel, and are subject to audit by the Defense Contract Audit Agency ("DCAA"). Other than normal cost accounting issues raised by the DCAA as a result of their regular, ongoing reviews, the Company is not aware of any outstanding issues with the DCAA.

Environmental Remediation, Bodily Injury, Other Reserves and Insurance
Receivable
The Company faces potential liabilities in connection with the alleged presence of hazardous waste materials at its Seattle shipyard and at several sites used by the Company for disposal of alleged hazardous waste. The Company has also been named as a defendant in a number of civil actions alleging damages from past exposure to toxic substances, generally asbestos, at former Company facilities that are now closed. At March 30, 2003, the Company maintained aggregate reserves of $35.1 million for pending claims and assessments relating to these environmental matters, including $24.8 million associated with the Company's Seattle shipyard site and $9.4 million for asbestos or bodily injury related claims.

The Company has various insurance policies and agreements that provide coverage on the costs to remediate these environmental sites and for the defense and settlement of bodily injury claims. At March 30, 2003, the Company had recorded an insurance receivable of $32.4 million relating to these environmental and bodily injury matters, including $24.7 million associated with the Company's Seattle shipyard site and $7.1 million for bodily injury related claims.

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

Estimating environmental remediation liabilities requires judgments and assessments based upon independent professional knowledge, the experience of Company management and legal counsel. Environmental liabilities are based on judgments that include calculating the cost of alternative remediation methods and disposal sites, changes in the boundaries of the remediation areas, and the impact of regulatory changes. Bodily injury liabilities are based on judgments that include the number of outstanding claims, the expected outcome of claim litigation and anticipated settlement amounts for open claims based on historical experience. The Company does not accrue liabilities for unknown bodily injury claims that may be asserted in the future due to uncertainties of the number of cases that may be filed and the extent of damages that may be alleged.

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

Pension Asset and Accrued Post Retirement Health Benefits
The Company's employee pension and other post retirement benefit costs and obligations are governed by Financial Accounting Standards No.87 and No. 106. Under these rules, management determines appropriate assumptions about the future, which are used by actuaries to estimate net costs and liabilities. These assumptions include discount rates, health care cost trends, inflation rates, long-term rates of return on plan assets, retirement rates, mortality rates and other factors. Management bases these assumptions on historical results, the current environment and reasonable expectations of future events. Actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. While management believes the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect pension and other post retirement benefits costs and obligations. See Note 7. To the Financial Statements for more information regarding costs and assumptions for employee pension and other post retirement benefits.

Business Volume and Backlog

At March 30, 2003 the Company's backlog consists of approximately $22 million of repair, maintenance, and conversion work. This compares with backlogs of approximately $46 million and $30 million at March 31, 2002 and April 1, 2001, respectively. The Company's current backlog is primarily attributable to firm repair, maintenance and conversion work scheduled for completion during fiscal year 2004.

In the fourth quarter of fiscal year 2003, several planned Navy repair projects were delayed due to the conflicts in Iraq. These delays contributed to the decline in firm backlog orders at March 30, 2003, when compared to the prior fiscal years. These delayed repair projects are anticipated to start in the second quarter of fiscal year 2004.

Since work under the Company's three Navy phased maintenance contracts is at the option of the Navy, the Company cannot provide assurance as to the timing or level of work that may be performed under these contracts. Therefore, projected revenues from these contracts are not included in the Company's backlog until contract options are exercised by the Navy.

Profitability

The Company's future profitability depends largely on the ability of the Shipyard to maintain an adequate volume of ship repair, overhaul and conversion business to augment its longer-term contracts. The variables affecting the Company's business volume include public support provided to competing Northwest shipyards, excess west coast and industry-wide shipyard capacity, foreign competition, governmental legislation and regulatory issues, activity levels of the U.S. Navy, competitors' pricing behavior, and Company labor efficiencies, work practices and estimating abilities. Other factors that can contribute to future profitability include the amounts of annual expenditures needed to ensure continuing serviceability of the Company's owned and leased machinery and equipment.

The Company continues to respond aggressively to the increasingly competitive shipbuilding and repair industry. In addition to management's focus on the profitability of existing Shipyard operations through reduced operating costs, improved production efficiencies, customer needs and the pursuit of new business volume, management continues to evaluate options for deployment of assets with a view to improving the Company's return on investment.

Year to year comparisons

2003 Compared with 2002

Net income for fiscal year 2003 decreased by $2.9 million, or 42% from fiscal year 2002 levels. This decrease was primarily attributable to a decrease in income before taxes of $4.6 million offset by a decrease in income taxes payable of $1.7 million. Net income for fiscal year 2003 was influenced as a result of the following components:

Revenues
The Company recorded revenue of $151.8 million during fiscal year 2003, which represents an increase of $29.9 million, or approximately 24%, over fiscal year 2002 reported revenue of $121.9 million. U.S. Navy phased maintenance contracts accounted for approximately $16.0 million of this increase, while increases in other commercial and government repair and overhaul activities, and new construction activities accounted for $8.9 million and $4.9 million, respectively.

Cost of Revenues
Cost of revenues for fiscal year 2003 increased by $24.6 million, or approximately 29% from fiscal year 2002. The majority of this increase was attributable to increases in work volumes experienced in fiscal year 2003 when compared to fiscal year 2002. Cost of revenues as a percentage of revenues was 72% and 70% for fiscal years 2003 and 2002, respectively. The increase in cost of revenues as a percentage of revenue in fiscal year 2003 is primarily attributable to higher direct costs on two fixed priced projects that commenced and were completed in the third quarter, as well as underestimating the direct costs to complete a third project that commenced later in the third quarter but was not completed until April 2003. The impact of these cost increases, which had no corresponding revenue, increased cost of revenues by approximately $3.7 million.

Also contributing, but to a lesser extent, was a non-recurring, non-cash charge of $0.8 million arising from the settlement of a portion of the Company's pension liabilities. This settlement transferred a portion of the Company's pension liability to an international labor union organization. Under the provisions of pension accounting, the settlement of these liabilities triggered recognition of certain cumulative differences between pension plan assumptions and actual results.

Administrative and Manufacturing Overhead
Administrative and manufacturing overhead increased $6.1 million, or approximately 20% from fiscal year 2002. This increase was attributable to an overall increase in production volumes as well as planned maintenance expenses and Company initiated process improvement costs. Administrative and manufacturing overhead as a percentage of revenue was approximately 24% in fiscal year 2003, which was consistent with the 25% rate experienced in the prior fiscal year.

Provision for Environmental Reserves and Other
During fiscal year 2003, the Company estimated that the expected remediation costs associated with the Company's operable units at the Harbor Island Superfund Site would increase by approximately $9.1 million. This increase in environmental reserves was offset by a $8.5 million increase in the Company's insurance receivable. The net amount of $0.6 million is reflected in the Company's operating results for fiscal year 2003 and is shown in the Consolidated Statements of Income under Provision for environmental and other reserves.

Also, in fiscal year 2003 the Company received partial reimbursement from another Harbor Island potentially responsible party for certain past environmental costs incurred by the Company. This partial reimbursement in the amount of $0.1 million is reflected in other insurance settlements in the Consolidated Statement of Income for the year ended March 30, 2003.

In fiscal year 2002, the Company estimated that the remediation costs associated with its Harbor Island site would increase approximately $3.2 million. This amount was fully offset by a similar increase in the Company's insurance receivable. The Company also received $0.5 million in reimbursements from another potentially responsible party during fiscal year 2002.

Investment and Other Income
Investment and other income in fiscal year 2003 decreased by $0.6 million or approximately 32% when compared to fiscal year 2002. The decrease in investment and other income reported during fiscal year 2003 primarily reflects the reduction in the average funds available for investment purposes during the fiscal year, as well as lower investment yields generally available in the market.

In fiscal year 2002, the Company's average funds available for investment purposes were $44.8 million. In fiscal year 2003, the average funds available for investment purposes declined $8.2 million, or 18%, to $36.6 million. This decline reflects the results of the Company's Dutch Auction share repurchase of 4.1 million shares of its common stock that occurred during the second quarter of fiscal year 2002. This repurchase only affected a portion of the average funds available for investment purposes in fiscal year 2002, but affected the average funds available for the entire fiscal year 2003.

Gain on Sale of available-for-sale securities
During fiscal year 2003, the Company reported a net loss of $9 thousand on the sale of available-for-sale securities, which is a decrease of $2.2 million, or approximately 100% from fiscal year 2002. The significant decrease in gains on the sale of available-for-sale securities reported in fiscal year 2003 is primarily attributable to market conditions that were more favorable during fiscal year 2002. .

Income Taxes
In fiscal year 2003, the Company recognized federal income tax expense of $2.2 million. This represents a decrease of $1.7 million, or approximately 43% in federal tax expense when compared to fiscal year 2002. This decrease is attributable to the decrease in income before taxes in fiscal year 2003. The effective income tax rates recorded in fiscal years 2003 and 2002 remained relatively unchanged at 35% and 36%, respectively. The statutory income tax rates for fiscal years 2003 and 2002 were 34% and 35%, respectively. Differences between effective rates and statutory rates reflect certain non-deductible expenses in both years.

2002 Compared with 2001

Net income for fiscal year 2002 decreased by $9.7 million, or approximately 58% from fiscal year 2001 levels. This decrease was primarily attributable to the impact of the following four significant events: 1) In fiscal year 2001, the Company reached a settlement with the U.S. Navy to share in certain environmental insurance costs, which resulted in the Company recognizing $3.9 million in revenue. The amount the Company was able to recognize in fiscal year 2002 under the terms of this agreement decreased to $1.7 million. 2) In fiscal year 2001, the Company received an arbitration award on the Margarita II, which contributed approximately $2.3 million in revenue, interest income and reimbursed expenses. 3) In fiscal year 2002, the Company recognized $3.9 million in federal income tax expense while in fiscal year 2001 it recorded a federal income tax benefit of $0.2 million resulting from the elimination of its deferred tax asset valuation reserve. This change resulted in a $4.1 million increase in federal income tax expense in fiscal year 2002 when compared to fiscal year 2001. 4) In fiscal year 2002, the Company's pension income decreased $3.2 million when compared to fiscal year 2001 (see Note 7 of the Notes to Consolidated Financial Statements for more details). Net income for fiscal year 2002 was also influenced as a result of the following components:

Revenues
The Company recorded revenue of $121.9 million during fiscal year 2002, which represented an increase of $5.4 million, or approximately 5% over fiscal year 2001 revenue. All revenue recorded by the Company in fiscal year 2002 was attributable to repair and overhaul activities compared to $114.2 million in repair and overhaul revenue recorded in fiscal year 2001. This increase in repair and overhaul activities of $7.7 million was offset by a decrease in new construction revenue in fiscal year 2002 of $2.3 million. Increases in repair and overhaul activities were primarily due to the scheduling by ship owners of commercial and government overhaul activities. New construction revenue recorded in fiscal year 2001 was attributable to the Margarita II arbitration settlement.

Cost of Revenues
Cost of revenues for fiscal year 2002 increased by $7.4 million, or approximately 10% from fiscal year 2001. Cost of revenues as a percentage of revenues was 70% and 66% for fiscal years 2002 and 2001, respectively. The increase in cost of revenues as a percentage of revenue in fiscal year 2002 was primarily attributable to the $3.9 million in revenue the Company recognized on the agreement with the U.S. Navy to share in certain environmental insurance costs and the $1.9 million recognized on the Margarita II arbitration award in fiscal year 2001. Costs associated with these revenues were either incurred in prior years or are not categorized as cost of revenues, which effectively lowered the cost of revenues as a percentage of revenues in fiscal year 2001. If these amounts were excluded from revenue the resulting cost of revenues as a percentage of revised revenue would have been 70% in fiscal year 2001.

Administrative and Manufacturing Overhead
Administrative and manufacturing overhead increased $2.9 million, or approximately 11% from fiscal year 2001. This increase was attributable to increased production volumes during the fiscal year. As a percentage of revenue, administrative and manufacturing overhead was approximately 25% of revenue in fiscal year 2002. Administrative and manufacturing overhead as a percentage of revenue was 24% in fiscal year 2001, but would have been 25% if revenues were adjusted to exclude the favorable, non-recurring impacts to revenue that occurred that year.

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

Also, in fiscal year 2002, the Company received a partial reimbursement from another Harbor Island potentially responsible party for certain past environmental costs incurred by the Company. This partial reimbursement in the amount of $0.5 million is reflected in Other insurance settlements in the financial results reported at March 31, 2002.

During fiscal year 2001, the Company provided $1.5 million in additional environmental and other reserves. The reserve increase was more than fully offset by a net insurance settlement of $2.1 million realized by the Company during the fourth quarter of fiscal year 2001.

Investment and Other Income
Investment and other income in fiscal year 2002 decreased by $2.1 million when compared to fiscal year 2001. This decrease reflected the reduction in available funds for investment purposes as a result of the Company's repurchase of 4.1 million shares in July 2002 through its Dutch Auction tender offer. The share repurchase decreased available funds for investment purposes by approximately $34.1 million.

Gain on Sale of available-for-sale securities
Gain on sale of available-for-sale securities increased $1.5 million when compared to fiscal year 2001. This increase reflected favorable market conditions associated with certain securities, which were sold by the Company.

Income Taxes
In fiscal year 2002, the Company recognized federal income tax expense of $3.9 million, an effective income tax rate of 36%. This represented an increase of $4.1 million in federal tax expense when compared to fiscal year 2001. The Company's statutory rate in fiscal year 2002 was 35%. The difference between the Company's effective rate and statutory rate is due to certain non-deductible costs.

In fiscal year 2001, the Company recognized a federal income tax benefit of $0.2 million after applying all remaining net operating loss carryforwards and business tax credits and the elimination of its deferred tax asset valuation allowance.

Environmental Matters and Other Contingencies

The Company has provided total aggregate reserves of $35.1 million as of March 30, 2003 for its contingent environmental and bodily injury liabilities. Due to the complexities and extensive history of the Company's environmental and bodily injury matters, the amounts and timing of future expenditures is uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

The Company has various insurance policies and agreements that provide coverage of the costs to remediate environmental sites and for the defense and settlement of bodily injury cases. These policies and agreements are primarily with two insurance companies. Based upon the current credit rating of both of these companies, the Company anticipates that both parties will be able to perform under their respective policy or agreement. As of March 30, 2003, the Company has recorded an insurance receivable of $32.4 million to reflect the contractual arrangements with several insurance companies to share costs for certain environmental and other matters.

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

Past Activities - Environmental
The Company faces significant potential liabilities in connection with the alleged presence of hazardous waste materials at its Seattle shipyard (the "Harbor Island Site") and at several sites used by the Company for disposal of alleged hazardous waste. The Company has also been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances at Company facilities. Information with respect to these contingencies and claims is provided in Item 3 in this report.

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

In fiscal year 2003, the Company spent $0.5 million for environmental site remediation. All of these costs are reimbursable to the Company through its insurance coverages. An additional $1.3 million in environmental site remediation was spent by third party vendors under the direction of the Company's management. These costs were paid directly to the third party vendors under the Company's insurance policies. Most of these expenditures were related to the Harbor Island Site.

The Company spent approximately $0.2 million on environmental site remediation in fiscal years 2002 and 2001, respectively. Of these amounts, approximately $0.2 million and $0.1 million, respectively, were reimbursable to the Company under the Company's insurance policies.

In addition to environmental site remediation costs, the Company spent a net $25 thousand on bodily injury cases after reimbursement under the Company's insurance policies in fiscal year 2003. In fiscal year 2002 and 2001, the Company spent $0.5 million and $0.4 million, respectively for bodily injury cases after reimbursement under the Company's insurance policies.

Actual costs to address the Harbor Island Site and other environmental sites and matters will depend upon numerous factors, including the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, technological developments and changes in environmental laws and regulations. The Company entered into a Consent Decree with the EPA during the fourth quarter of fiscal year 2003. As a result the company has increased its Harbor Island Site reserves by an additional $9.1 million.

In the fourth quarter of fiscal year 2001, the Company entered into a 30-year agreement with an insurance company that will provide the Company with broad-based insurance coverage for the remediation of the Company's operable units at the Harbor Island Superfund Site.

The agreement provides coverage for the known liabilities in an amount exceeding the Company's current booked reserves of $24.8 million.
Additionally, the Company has entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

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

Past Activities - Asbestos and Related Claims
The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities.

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, dividing them into two different categories based on severity of illness. Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All other claims of a less medically serious nature are categorized as "non-malignant". The Company is currently defending approximately 36 "malignant" claims and approximately 534 "non-malignant" claims.

The relief sought in all cases varies greatly by jurisdiction and claimant. Included in the approximate 375 cases open as of March 30, 2003 are approximately 570 claimants. The exact number of claimants is not determinable as approximately 150 of the open cases include multiple claimant filings against 30-100 defendants. The filings do not indicate which claimants allege liability against the Company. The previously stated 570 claimants is the Company's best estimate taking known facts into consideration.

Approximately 365 claimants do not assert any specific amount of relief sought.

Approximately 150 claims contain standard boilerplate language asserting on behalf of each claimant a claim for damages of $2 million compensatory and $20 million punitive against approximately 100 defendants. Approximately 20 claims set forth the same boilerplate language asserting $10-$20 million in compensatory and $10-$20 million in punitive damages on behalf of each claimant against approximately 30-100 defendants. Approximately 20 cases assert $1-$15 million in compensatory and $5-$10 million in punitive damages on behalf of each claimant against approximately 30-100 defendants.

Approximately 10 claimants seek compensatory damages of less than $100,000 per claim and approximately 5 claimants seek compensatory damages between $1 million and $15 million. The claims involved in the foregoing cases do not specify against which defendants which claims are made or alleged dates of exposure.

Based upon settled or concluded claims to date, the Company has not identified any correlation between the amount of the relief sought in the complaint and the final value of the claim. The Company and its insurers are vigorously defending these actions.

During fiscal year 2003, the Company experienced no material changes in its bodily injury liabilities and insurance receivables. At both March 30, 2003 and March 31, 2002, respectively, the Company had recorded bodily injury liability reserves of $9.4 million and bodily injury insurance receivables of $7.1 million. These bodily injury liabilities and receivables are classified within the Company's Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

The Company has entered into agreements with several of its insurers to provide coverage for a significant portion of settlements and awards related to these bodily injury claims. These agreements have aggregate limits on amounts to be paid overall and formulas for amounts of payment on individual claims. The two most significant agreements provide coverage applicable to claims of exposure to asbestos occurring between 1949 and 1976 and occurring between 1976 through 1987. Insurance coverage for exposures to asbestos was no longer available from the insurance industry after 1987. Due to changes in federal regulations in the 1970s that resulted in the swift decline in commercial and military application of asbestos and increased regulation over the handling and removal of asbestos, there exists minimal risk of claims arising from exposure after 1987. Contractual formulas are utilized to determine the amount of coverage from each agreement on each claim settled or litigated. Once the initial date of alleged exposure to asbestos is determined, all contractual years subsequent to that date participate in the settlement. Since all known claims involve alleged exposure prior to 1976, the 1976 through 1987 agreement will participate in the settlement or judgement of all outstanding claims that are settled or litigated. As a result, and as the years remaining calculation set forth below indicates, the 1976 through 1987 agreement will exhaust prior to the 1949 through 1976 agreement. Based on historical claims settlement data only, the Company projects that at March 30, 2003, the 1949 through 1976 agreement will provide coverage for an additional 20.4 years and the 1976 through 1987 agreement will provide coverage for an additional 5.2 years. At March 31, 2002, the Company projected that these agreements would provide coverage for an additional 20.6 years and 5.2 years, respectively. The Company resolved 13 malignant claims in 2003 compared with 20 in 2002 and 16 in 2001. If historical settlement patterns or the rate of filing for new cases change in future periods, these estimated coverage periods could be shorter or longer than anticipated. Moreover, if one or both of these coverages are exhausted at some future date, the Company's share of responsibility will increase for any subsequent claims and for legal expenses previously covered by these insurance agreements. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims.

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

Liquidity, Capital Resources and Working Capital

At March 30, 2003, the Company's cash and cash equivalents, and securities available-for-sale balances were $9.1 million and $32.1 million, respectively, for a total of $41.2 million. At March 31, 2002 the Company's cash and cash equivalents, and securities available for sale balances were $17.6 million and $13.8 million, respectively, for a total of $31.4 million.

The Company anticipates that its cash, cash equivalents and marketable securities position, anticipated fiscal year 2004 cash flow, access to credit facilities and capital markets, taken together, will provide sufficient liquidity to fund operations for fiscal year 2004. Accordingly, shipyard capital expenditures are expected to be financed from working capital. A change in the composition or timing of projected work could cause planned capital expenditures and repair and maintenance expenditures to change.

Net Cash Provided by Operating Activities
Net cash provided by operating activities was $13.1 million for the year ended March 30, 2003. This amount was primarily attributable to fiscal year net income adjusted for environmental and other reserves and accounts receivable, offset by increases in insurance receivables.

Net cash provided by operating activities was $10.6 million for the year ended March 31, 2002 and was primarily attributable to fiscal year net income adjusted for depreciation and deferred taxes.

Investing Cash Flows
Net cash used in investing activities was $21.6 million for the year ended March 30, 2003 and consisted primarily of purchases of marketable securities and capital expenditures offset by sales and maturities of marketable securities.

Net cash provided by investing activities was $29.8 million for the year ended March 31, 2002 and consisted primarily of maturities and sales of marketable securities offset partially by purchases of marketable securities and capital expenditures.

Capital Expenditures
During fiscal year 2003, the Company spent approximately $2.8 million on new capital assets. This represents an increase of approximately $0.6 million from the $2.2 million spent in fiscal year 2002. The increase in fiscal year 2003 capital expenditures is primarily attributable to the design costs associated with the replacement of one of the Company's existing piers. Activities associated with the pier replacement project will continue into fiscal year 2004 and are an integral part of the Company's special capital budget that was announced subsequent to the end of fiscal year 2003. On April 15, 2003, the Company's Board of Directors announced a special capital budget for its fiscal years 2004 and 2005 of approximately $13.0 million for improvements to its Seattle shipyard facility. These improvements, which include the replacement of the previously mentioned pier, a stormwater collection and discharge system and significant upgrades to its electrical system, will be in addition to the Company's routine annual capital expenditures. The Company plans to finance these capital projects from its projected future cash flows and existing working capital.

The capital expenditures for fiscal year 2003 are in addition to ongoing repair and maintenance expenditures in the Shipyard of $5.4 million, $3.9 million, and $3.6 million in fiscal years 2003, 2002 and 2001, respectively. The increase in fiscal year 2003 repair and maintenance costs when compared to fiscal year 2002 are primarily attributable to the Company's multi-year refurbishment plan of its owned dry dock.

Financing Activities
Net cash provided by financing activities for fiscal year 2003 was $14 thousand. This consisted primarily of a reduction in restricted cash and proceeds from the exercise of stock options, offset by the purchase of treasury stock.

Subsequent to the end of fiscal year 2003, the Company declared a dividend of ten cents ($0.10) per share payable on June 23, 2003, to shareholders of record as of June 2, 2003, and quarterly thereafter. The impact of this dividend payment based on the current number of outstanding shares will be approximately $0.5 million quarterly. The dividend is the first dividend declared by the Company since emerging from bankruptcy reorganization in 1991.

Net cash used in financing activities for fiscal year 2002 was $33.1 million. Cash used in financing activities during fiscal year 2002 consisted primarily of purchases of treasury stock resulting from the Company's Dutch Auction that was completed during the second quarter of fiscal year 2002.

Credit Facility
In fiscal year 2002, Todd Pacific Shipyards Corporation, a wholly owned subsidiary of the Company, negotiated a $10.0 million revolving credit facility. The credit facility, which is renewable on a bi-annual basis, provides Todd Pacific with greater flexibility in funding its operational cash flow needs. Certain Todd Pacific trade receivables, equipment and inventory secure this revolving credit facility. Todd Pacific had no outstanding borrowings as of March 30, 2003 and March 31, 2002, respectively

Commitments
The Company is subject to certain minimum operating lease payments on two of its dry docks that are charged to expense. These operating leases contain renewal options and minimum amounts of annual maintenance requirements. The minimum lease commitments are summarized in Note 9 of the Notes to Consolidated Financial Statements.

A surety company has issued contract bonds totaling $11.2 million for current repair, maintenance and conversion jobs as of March 30, 2003. Todd Pacific's trade accounts receivable on certain bonded jobs secure these various contract bonds.

Stock Repurchase
During the third quarter of fiscal year 2003, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock from time to time in open market or negotiated transactions. Under this authorization, the Company repurchased an aggregate of 19,500 shares during the balance of fiscal year 2003 in open market transactions at an average price of $12.44 per share for total consideration of $242,592.

Also during fiscal year 2003, 7,334 shares of treasury stock were reissued pursuant to the exercise of stock options held by two officers of the Company. 6,684,977 shares were held as treasury stock as of March 30, 2003.

During the first quarter of fiscal year 2002, the Company announced a tender offer for up to 4.0 million shares of the Company's Common Stock at a price of not in excess of $8.25 or less than $7.00 per share. The exact price was determined by a procedure commonly referred to as a "Dutch Auction." The 4.0 million shares that the Company offered to repurchase from existing stockholders represented approximately 42.7% of the total number of shares outstanding at that time.

Following verification of the tenders and receipt of shares tendered subject to guarantees of delivery, an aggregate of 4,136,124 shares were validly tendered at a price of $8.25 per share. In accordance with the terms of its offer, the Company elected to increase the number of shares to be purchased in order to avoid proration procedures otherwise applicable to the offer, resulting in an aggregate purchase price of $34.1 million. The Company incurred expenses in connection with this offer of approximately $0.5 million. The Company utilized available cash and proceeds from available-for-sale securities to fund the share repurchases completed through the offer. The share repurchase had a favorable impact on net income per Common Share ("EPS") in fiscal year 2002 by increasing Basic EPS by 30 cents ($0.30) per share and Diluted EPS by 29 cents ($0.29) per share. 6,672,811 shares were held as treasury stock as of March 31, 2002.

Labor Relations
During the third quarter of fiscal year 2003, the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards) and Todd Pacific Shipyards reached an agreement on a new collective bargaining agreement. Todd Pacific Shipyards' eligible workforce ratified the agreement on October 22, 2002. The parties had been operating under an extension of the old agreement, which expired on July 31, 2002. The new three-year agreement, effective retroactively to August 1, 2002, includes an annual 3.5% wage and fringe benefit increase. Management considers its relations with the various unions to be stable.

Accounting Changes
Beginning in fiscal year 2003, the Company elected to apply the expense recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123 (FAS No. 123), "Accounting for Stock-Based Compensation." The recognition provisions are applied prospectively to all employee awards granted, modified or settled after March 31, 2002. Under the transition provisions of FAS No. 123 and as amended by FAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure," no cumulative effect is recorded for this accounting change. The Company has adopted FAS No. 123 as it is designated as the preferred method of accounting for stock-based compensation.

Previously, the Company had applied the disclosure only provisions of FAS No. 123 and accounted for stock-based compensation using the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (APB No.
25), "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the stock option price. No stock-based employee compensation cost is reflected in fiscal year 2002 and 2001, net income, as all options granted under those plans had an exercise price equal to the market price of the underlying common stock at the date of the grant.

During fiscal year 2003, the Company did not grant any new stock options and therefore there is no expense recorded under FAS No. 123. Note 1, item (J) to the Consolidated Financial Statements includes pro forma information as if the expense recognition provisions of FAS No. 123 were applied to stock option grants for all periods presented, based on the valuation of the option as of the date of the grants.

Since the expense recognition provisions of FAS No. 123 apply to stock options granted subsequent to March 31, 2002, the Company cannot presently determine the financial impact that this change will have on its future results of operations or financial condition.

Recent Accounting Pronouncements
In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("FAS No. 143), which is effective for fiscal years beginning after June 15, 2002 (fiscal year 2004 for the Company). FAS No. 143 provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under FAS No. 143, legal obligations associated with the retirement of long-lived assets are to be recognized at fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the assets' useful lives. Any subsequent changes to the fair value of the liability will be expensed.

The Company has evaluated the impact of FAS No. 143 and based on its evaluation believes that adoption will not have a material impact on the Company's financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS No. 146"), which is effective for exit or disposal activities that are initiated after December 31, 2002. Under FAS No. 146, a liability for a cost associated with an exit or disposal activity will be recognized and measured initially at fair value only when the liability is incurred. FAS No. 146 nullifies Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("Issue 94-3"). The principal difference between FAS No. 146 and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. FAS No. 146 will only impact the Company if it incurs exit or disposal activities. If and when an exit or disposal activity occurs, management will record such activity under the rules of FAS No. 146.

In December 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in FIN No. 45 are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FAS No. 5, "Accounting for Contingencies."

FIN No. 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even when the likelihood of the guarantor's having to make payments under the guarantee is remote. FIN No. 45 will not currently have an impact on the Company's disclosures in its Form 10-K.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" ("FAS No. 148"), which is effective for fiscal years ending after December 15, 2002. FAS No. 148 amends FAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure provisions of FAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

As stated above, the Company elected to adopt the fair value method of accounting for employee stock-based compensation in accordance with FAS No. 123 on a prospective basis. Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25 for stock-based awards granted prior to April 1, 2002 and thus applies the disclosure only provisions of FAS No. 148 to such awards.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46, clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have (i) the characteristics of a controlling financial interest or (ii) sufficient at risk equity. FIN No. 46 applies to a broad range of unconsolidated investee entities (e.g. joint ventures, partnerships and cost basis investments) and, effective for financial statements issued after January 31, 2003, adds certain disclosure requirements.

The Company is currently evaluating the adoption of FIN No. 46, but does not anticipate that it will have an impact on the Company's Form 10-K.

Organizational Change
On May 27, 2003, the Company announced the resignation of Roland H. Webb, President and Chief Operating Officer of Todd Pacific Shipyards Corporation, a wholly owned subsidiary of Todd Shipyards Corporation. Mr. Webb's resignation was effective May 30, 2003. The Company also announced on June 4, 2003, that Thomas V. Van Dawark would succeed Mr. Webb as President and Chief Operating Officer of Todd Pacific Shipyards Corporation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company does not own any derivative financial instruments as of March 30, 2003, nor does it presently plan to in the future. However, the Company is exposed to interest rate risk. The Company's interest income is most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents and certain marketable securities. The Company's marketable securities are also subject to the inherent market risks and exposures of the related debt and equity securities in both U.S. and foreign markets. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities. The Company believes that the risk associated with interest rate and market fluctuations related to these marketable securities is not a material risk based on a 1% sensitivity analysis.

The Company is exposed to potential interest rate risk on its revolving credit facility. Interest charged on the Company's credit facility is based on the prime lending rate, which may fluctuate based on changes in market interest rates. Increases in the prime lending rate could increase the Company's borrowing costs under its existing credit facility. The Company believes that the risk associated with interest rate fluctuations related to its credit facility is not a material risk.

The Company is also exposed to potential increases in future health care cost trend rates. Increases in these trend rates could have a significant affect on the amounts reported by the Company for its health care plans. The Company reports in Note 7 to the financial statements the effects of a 1% change in the health care cost trend rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Todd Shipyards Corporation

We have audited the accompanying consolidated balance sheets of Todd Shipyards Corporation and subsidiaries (the "Company") as of March 30, 2003 and March 31, 2002, and the related consolidated statements of income, cash flows and stockholders' equity, for each of the three years in the period ended March 30, 2003. Our audits also included the financial statement schedule listed in the index at item 15(a). The financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Todd Shipyards Corporation and subsidiaries at March 30, 2003 and March 31, 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 30, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 16 to the financial statements, beginning March 31, 2002, the Company changed its method of accounting for stock-based employee compensation.

Seattle, Washington                           /s/Ernst & Young LLP
May 22, 2003, except for Note 17,
as to which the date is June 6, 2003

REPORT OF MANAGEMENT

The management of Todd Shipyards Corporation is responsible for the preparation, fair presentation, and integrity of the information contained in the financial statements in this Annual Report on Form 10-K. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts determined using management's best estimates and judgments.

The company maintains a system of internal controls to provide reasonable assurance that assets are safeguarded and that transactions are recorded properly to produce reliable financial records. The system of internal controls includes appropriate divisions of responsibility, established policies and procedures (including a code of conduct to promote strong ethics) that are communicated throughout the company, and careful selection, training and development of our people. The company conducts a corporate audit program to provide assurance that the system of internal controls is operating effectively.

Our independent certified public accountants have performed audit procedures deemed appropriate to obtain reasonable assurance that the financial statements are free of material misstatement.

The Board of Directors provides oversight to the financial reporting process through its Audit and Compliance Committee, which meets regularly with management, corporate audit, and the independent certified public accountants to review the activities of each and to ensure that each is meeting its responsibilities with respect to financial reporting and internal controls.

Finally, each of the undersigned has personally certified that the information contained in this Annual Report on Form 10-K is accurate and complete in all material respects, and that there are in place sound disclosure controls designed to gather and communicate material information to appropriate personnel within the company.

/s/ Stephen G. Welch
Stephen G. Welch
President and Chief Executive Officer

/s/ Scott H. Wiscomb
Scott H. Wiscomb
Chief Financial Officer

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 30, 2003 and MARCH 31, 2002
(In thousands of dollars)
                                                     2003         2002
ASSETS
Cash and cash equivalents                         $  9,053     $ 17,545
Securities available-for-sale                       32,126       13,841
Accounts receivable, less allowance for
 doubtful accounts of $98 and $150
  U.S. Government                                    4,322       12,738
  Other                                              3,928        3,086
Costs and estimated profits in excess of
 billings on incomplete contracts                    6,251        5,648
Inventory, less allowance for obsolescence
 of $237 and $280                                    1,434        1,489
Deferred taxes                                           -          126
Other current assets                                 1,268          428
Total current assets                                58,382       54,901

Property, plant and equipment, net                  16,634       16,595

Restricted cash                                      3,030        3,240
Deferred pension asset                              29,709       30,823
Insurance receivable                                32,427       26,798
Other long-term assets                               1,398        1,323
Total assets                                      $141,580     $133,680

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accruals                     $  9,244     $  9,156
Accrued payroll and related liabilities              2,606        2,438
Billings in excess of costs and estimated
 profits on incomplete contracts                     1,357        2,864
Taxes payable other than income taxes                1,417        1,397
Income taxes payable                                   787        1,917
Deferred taxes                                         446            -
Total current liabilities                           15,857       17,772

Environmental and other reserves                    35,055       28,467
Accrued post retirement health benefits             16,588       17,404
Deferred taxes                                       3,025        2,646
Other non-current liabilities                        1,521        1,394
Total liabilities                                   72,046       67,683

Commitments and contingencies

Stockholders' equity:
Common stock $.01 par value-authorized
  19,500,000 shares, issued 11,956,033
  shares at March 30, 2003 and March 31, 2002,
  and outstanding 5,271,056 at March 30, 2003
  and 5,283,222 at March 31, 2002                      120          120
Paid-in capital                                     38,405       38,295
Retained earnings                                   78,573       74,463
Accumulated other comprehensive income                 429          922
Treasury stock (6,684,977 shares at March 30, 2003
  and 6,672,811 shares at March 31, 2002)          (47,993)     (47,803)
Total stockholders' equity                          69,534       65,997
Total liabilities and stockholders' equity        $141,580     $133,680

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years Ended March 30, 2003, March 31, 2002, and April 1, 2001
(in thousands, except per share amounts)

                                          2003        2002        2001
Revenues                               $151,811    $121,945    $116,545
Operating Expenses:
 Cost of revenues                       109,406      84,787      77,411
 Administrative and
  manufacturing overhead                 36,832      30,721      27,801
 Provision for environmental
  and other reserves                        600           -       1,501
 Other insurance settlements               (125)       (465)     (2,118)
Total operating expenses                146,713     115,043     104,595
Operating income                          5,098       6,902      11,950

Investment and other income               1,240       1,816       3,889
Gain (loss) on available-for-sale
 securities                                  (9)      2,216         713

Income before income tax expense          6,329      10,934      16,552
Income tax (expense) benefit             (2,219)     (3,916)        175

Net income                             $  4,110    $  7,018    $ 16,727

Net income per Common Share:

Basic                                  $   0.78    $   1.05    $   1.74
Diluted                                $   0.74    $   1.03    $   1.73

Weighted Average Shares Outstanding
Basic                                     5,283       6,677       9,587
Diluted                                   5,553       6,827       9,676

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 30, 2003, March 31, 2002, and April 1, 2001
(in thousands of dollars)
                                                   2003      2002     2001
OPERATING ACTIVITIES:
Net income                                      $ 4,110   $ 7,018  $16,727
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Depreciation                                    2,774     3,020    3,017
  Environmental and other reserves                6,588       737      633
  Deferred pension asset                          1,114       (65)  (3,276)
  Post retirement health benefits                  (816)     (783)  (1,395)
  Deferred income taxes                             951     3,339     (819)
Decrease (increase) in operating assets:
  Costs and estimated profits in excess of
   billings on incomplete contracts                (603)    3,971    2,917
  Inventory                                          55        42      322
  Accounts receivable                             7,574       321   (3,146)
  Insurance receivable                           (5,629)     (696) (15,447)
  Other (net)                                      (787)        6      358
Increase (decrease) in operating liabilities:
  Accounts payable and accruals                      88    (9,691)  11,511
  Accrued payroll and related liabilities           295     1,377   (2,397)
  Billings in excess of costs and estimated
   profits on incomplete contracts               (1,507)    1,231     (207)
  Income taxes payable                           (1,130)      263      (76)
  Other (net)                                        20       475     (397)
Net cash provided by operating
 activities                                      13,097    10,565    8,325

INVESTING ACTIVITIES:
Purchases of marketable securities              (29,741)   (9,491) (16,836)
Sales of marketable securities                    7,663    35,863    6,164
Maturities of marketable securities               3,300     5,550   14,465
Capital expenditures                             (2,825)   (2,171)  (3,084)
Other                                                 -         -     (260)
Net cash provided by (used in) investing
 activities                                     (21,603)   29,751      449

FINANCING ACTIVITIES:
Restricted cash                                     210       878   (1,116)
Purchase of treasury stock                         (243)  (34,631)  (2,511)
Proceeds from exercise of stock options              47       246      120
Collection of notes receivable from
 officers for common stock                            -       415        -
Net cash provided by (used in)
 financing activities                                14   (33,092)  (3,507)

Net increase (decrease) in cash and cash
 equivalents                                     (8,492)    7,224    5,267
Cash and cash equivalents at beginning of period 17,545    10,321    5,054
Cash and cash equivalents at end of period     $  9,053  $ 17,545 $ 10,321

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
  Interest                                     $      -  $      5 $      -
  Income taxes                                    2,133       319    1,400
Non-cash investing and financing activities:
  Impairment of available-for-sale securities $ 260 $ - $ 645 The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended March 30, 2003, March 31, 2002, and April 1, 2001
(in thousands of dollars)

                                         Accumulated
                                               Other             Notes
               Common Paid-in Retained Comprehensive Treasury     From   Total
                Stock Capital Earnings        Income    Stock Officers  Equity
Balance at
 April 2, 2000   $120  $38,145  $50,718   $(1,291)   $(11,114) $(393) $76,185
Purchase of
 treasury stock     -        -        -         -      (2,511)     -   (2,511)
Stock based
 Compensation       -       20        -         -           -      -       20
Proceeds from
 exercise of
 stock options      -       21        -         -          99      -      120
Accrued interest
 notes              -        -        -         -           -    (22)     (22)
Comprehensive
 income:
Net income
 for the year
 ended
 April 1, 2001      -        -   16,727         -           -      -   16,727
Net change in
 unrealized
 gains (losses)
 on available-
 for-sale
 securities
 (net of taxes
  of $685)          -        -        -     2,562           -      -    2,562
Total comprehensive
 income                                                                19,289
Balance at
 April 1, 2001   $120  $38,186  $67,445    $1,271    $(13,526) $(415) $93,081

Purchase of
 treasury stock     -        -        -         -     (34,631)     -  (34,631)
Stock based
 compensation       -      217        -         -           -      -      217
Proceeds from
 exercise of
 stock options      -     (108)       -         -         354      -      246
Notes Receivable
 from officers
 for common stock   -        -        -         -           -    415      415
Comprehensive
 income:
Net income
 for the year
 ended
 March 31, 2002     -        -    7,018         -           -      -    7,018
Net change in
 unrealized
 gains (losses)
 on available-
 for-sale
 securities,
 (net of tax
  benefit of $188)  -        -        -      (349)          -      -     (349)
Total comprehensive
 income                                                                 6,669
Balance at
 March 31, 2002  $120  $38,295  $74,463     $ 922    $(47,803)   $ -  $65,997
Purchase of
 treasury stock     -        -        -         -        (243)     -     (243)
Stock based
 compensation       -      116        -         -           -      -      116
Proceeds from
 exercise of
 stock options      -       (6)       -         -          53      -       47
Comprehensive
 income:
Net income
 for the year
 ended
 March 30, 2003     -        -    4,110         -           -      -    4,110
Net change in
 unrealized
 gains (losses)
 on available-
 for-sale
 securities,
 (net of tax
  benefit of $265)  -        -        -      (493)          -      -     (493)
Total comprehensive
 income                                                                 3,617
Balance at
 March 30, 2003  $120  $38,405  $78,573   $   429    $(47,993)  $  -  $69,534

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 30, 2003, March 31, 2002, and April 1, 2001

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

(C) Property, Plant and Equipment - Property, plant and equipment is carried at cost, net of accumulated depreciation. The Company capitalizes certain major overhaul activities when such activities are determined to increase the useful life or operating capacity of the asset. Depreciation and amortization are determined on the straight-line method based upon estimated useful lives (5-31 years) or lease periods; however, for income tax purposes, depreciation is determined on both the straight-line and accelerated methods, and on shorter periods where permitted.

(D) Revenue Recognition - The Company recognizes revenue, costs, and profit on construction contracts in accordance with Statement of Position No. 81-1 (SOP No. 81-1), "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Revenue, costs, and profit on contracts are recognized on the percentage-of-completion method (determined based on direct labor hours). Revenue, costs, and profits on time-and-material contracts are recorded based upon direct labor hours at fixed hourly rates and cost of materials as incurred. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is recorded. Revisions to contract estimates are recorded as the estimating factors are refined. The effect of these revisions is included in income in the period the revisions are identified.

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

(G) Inventory - Inventories, consisting of materials and supplies, are valued at lower of cost (principally average) or market. The Company has many available sources of supply for its commonly used materials.

(H) Cash and Cash Equivalents - The Company considers all highly liquid debt instruments with a stated maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market instruments, investment grade commercial paper and U.S. Government securities. The carrying amounts reported in the balance sheet are stated at cost, which approximates fair value.

(I) Securities Available-for-Sale - The Company includes all debt instruments purchased with a maturity of more than three months as securities available-for-sale. Securities available-for-sale consist primarily of U.S. Government securities, investment grade commercial paper and equities and are valued based upon market quotes.

Company management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company's investments are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, excluded from earnings and presented as accumulated other comprehensive income or loss, net of related deferred income taxes. Realized gains and losses are recorded based on historical cost of individual securities

The Company continually monitors its investment portfolio for other than temporary impairment of securities. When an other than temporary decline in the value below cost or amortized cost is identified, the investment is reduced to its fair value, which becomes the new cost basis of the investment. The amount of reduction is reported as a realized loss in the Consolidated Statements of Income. Any recovery of value in excess of the investment's new cost basis is recognized as a realized gain only on sale, maturity or other disposition of the investment.

Factors that the Company evaluates in determining the existence of an other than temporary decline in value include (1) the length of time and extent to which the fair value has been less than cost or carrying value, (2) the circumstances contributing to the decline in fair value (including a change in interest rates or spreads to benchmarks), (3) recent performance of the security, (4) the financial strength of the issuer, and (5) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for anticipated recovery. Additionally, for asset-backed securities, the Company considers the security rating and the amount of credit support available for the security.

(J) Stock Based Compensation - Beginning in fiscal year 2003, the Company elected to apply the expense recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123 (FAS No. 123), "Accounting for Stock-Based Compensation." The recognition provisions are applied to stock option grants awarded subsequent to March 31, 2002. The Company has adopted FAS No. 123 as it is designated as the preferred method of accounting for stock-based compensation.

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

During fiscal year 2003, the Company did not grant any new stock options and therefore there is no expense recorded under FAS No. 123. Since the expense recognition provisions of FAS No. 123 apply to stock options granted subsequent to March 31, 2002, the Company cannot presently determine the financial impact that this change will have on its future results of operations or financial condition.

Under SFAS 123, if the Company had elected to recognize the compensation cost based on the fair value of the options granted at the grant date, net income would have decreased as follows (the estimated fair value of the options is amortized to expense over the options' vesting period):

(in thousands,                                 Year Ended
  except per share data)               2003        2002        2001
Net income:
  As reported                      $  4,110    $  7,018    $ 16,727
  Deduct:  Total stock-based
  employee compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effects           (224)       (228)        (64)
  Pro forma                        $  3,886    $  6,790    $ 16,663

Net income per share:
 Basic
  As reported                      $   0.78    $   1.05    $   1.74
  Pro forma                            0.73        1.02        1.74

 Diluted
  As reported                          0.74        1.03        1.73
  Pro forma                        $   0.70    $   0.99    $   1.72

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

The Company accounts for bodily injury liabilities and other reserves in accordance with Financial Accounting Standards Board No.5, "Accounting for Contingencies". Accruals for bodily injury liabilities are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on the known facts. Civil actions relating to toxic substances vary according to the case's fact patterns, jurisdiction and other factors. Accordingly, any potential expenses for claims that may be filed in the future related to alleged damages from past exposure to toxic substances are not estimable and as such are not included in the Company's reserves.

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

(N) Long-lived Assets - The Company's policy is to recognize impairment losses relating to long-lived assets in accordance with Financial Accounting Standards Board No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" based on several factors, including, but not limited to, management's plans for future operations, recent operating results and projected cash flows. To date no such impairment has been indicated.

(O) Concentration of Risk -The Company is subject to concentration of credit risk from investments and cash balances on hand with banks and other financial institutions, which may be in excess of the Federal Deposit Insurance Corporation's insurance limits. Risk for investments is managed by purchase of investment grade securities and diversification of the investment portfolio among issuers and maturities.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("FAS No. 143), which is effective for fiscal years beginning after June 15, 2002 (fiscal year 2004 for the Company). FAS No. 143 provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under FAS No. 143, legal obligations associated with the retirement of long-lived assets are to be recognized at fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the assets' useful lives. Any subsequent changes to the fair value of the liability will be expensed.

The Company is still evaluating the impact of FAS No. 143, but believes adoption will not have a material impact on the Company's financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS No. 146"), which is effective for exit or disposal activities that are initiated after December 31, 2002. Under FAS No. 146, a liability for a cost associated with an exit or disposal activity will be recognized and measured initially at fair value only when the liability is incurred. FAS No. 146 nullifies Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("Issue 94-3"). The principal difference between FAS No. 146 and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. FAS No. 146 will only impact the Company if it incurs disposal activities. If and when a disposal activity occurs, management will record such activity under the rules of FAS No. 146.

In December 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in FIN No. 45, which are not included in a long list of exceptions, are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FAS No. 5, "Accounting for Contingencies."

FIN No. 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even when the likelihood of the guarantor's having to make payments under the guarantee is remote. FIN No. 45 will not currently have any impact on the Company's disclosures in its Form 10-K.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" ("FAS No. 148"), which is effective for fiscal years ending after December 15, 2002. FAS No. 148 amends FAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure provisions of FAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

Effective April 1, 2002, the Company elected to adopt the fair value method of accounting for employee stock-based compensation in accordance with FAS No. 123 on a prospective basis. Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25 for stock-based awards granted prior to April 1, 2002 and thus applies the disclosure only provisions of FAS No. 148 to such awards.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46, clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have (i) the characteristics of a controlling financial interest or (ii) sufficient at risk equity. FIN No. 46 applies to a broad range of unconsolidated investee entities (e.g. joint ventures, partnerships and cost basis investments) and, effective for financial statements issued after January 31, 2003, adds certain disclosure requirements. Adoption of FIN No. 46 has not currently impacted the Company's disclosures on Form 10-K.

3.  RESTRICTED CASH AND SURETY LINE

A surety company has issued contract bonds totaling $11.2 million for current repair, maintenance and conversion jobs as of March 30, 2003. Todd Pacific's trade accounts receivable on certain bonded jobs secure these various contract bonds.

The long-term restricted cash relates primarily to the Harbor Island Superfund site clean up and will be released upon the Company satisfying certain remediation provisions. Also included is $0.3 million and $0.2 million as of March 30, 2003 and March 31, 2002, respectively, of restricted cash which will be released upon completion or acceptance of the contracted work and completion of related warranty periods and consists primarily of amounts related to work for the Washington State Ferry System.

4.  SECURITIES AVAILABLE FOR SALE

Securities available-for-sale are carried at fair value. The following is a summary of available-for-sale securities:

                          Amor-    Gross      Gross
                          tized  Unrealized Unrealized    Fair
(In thousands)             Cost    Gains      Losses      Value

March 30, 2003

Debt securities:

 U.S. Treasury securities
 and agency obligations  $ 4,949  $   53      $    -     $ 5,002

 U.S. corporate
  securities              14,122     354           -      14,476

 Mortgage-backed
  securities               9,876     166           -      10,042

Total debt securities     28,947     573           -      29,520

Equity securities:

 U.S. securities           2,153     186        (200)      2,139

 Foreign stock               365     102           -         467

Total equity securities    2,518     288        (200)      2,606

Total securities         $31,465  $  861     $  (200)    $32,126

March 31, 2002

Debt securities:

 U.S. Treasury securities
 and agency obligations  $ 1,015  $    6      $    -     $ 1,021

 U.S. corporate
  securities               2,333      41           -       2,374

 Mortgage-backed
  securities               5,386      34         (26)      5,394

Total debt securities      8,734      81         (26)      8,789

Equity securities:

 U.S. securities           2,832   1,185          (1)      4,016

 Foreign stock               856     203         (23)      1,036

Total equity securities    3,688   1,388         (24)      5,052

Total securities         $12,422  $1,469     $   (50)    $13,841

The Company had gross realized gains of $255 thousand, $2.4 million and $1.4 million on sales of available-for-sale securities for fiscal years 2003, 2002 and 2001 respectively.

The Company had gross realized losses of $264 thousand, $0.2 million and $.7 million on sales of available-for-sale securities for fiscal year 2003, 2002 and 2001, respectively.

The amortized cost and estimated fair value of the Company's available-for-sale debt, mortgage-backed and equity securities are shown below:


                                            Amortized      Fair
(In thousands)                                Cost         Value

March 30, 2003

Debt securities:
 Due in one year or less                    $  4,025     $  4,090
 Due after one year through three years       15,046       15,388
Subtotal                                      19,071       19,478

Mortgage-backed securities                     9,876       10,042
Equity securities                              2,518        2,606
Total                                       $ 31,465     $ 32,126

March 31, 2002

Debt securities:
 Due in one year or less                    $  1,334     $  1,335
 Due after one year through three years        2,014        2,060
Subtotal                                       3,348        3,395

Mortgage-backed securities                     5,386        5,394
Equity securities                              3,688        5,052
Total                                       $ 12,422     $ 13,841

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

During the first quarter of fiscal year 2003, the Navy announced its intention to decommission AOE 7 and AOE 10 for transfer to the Military Sealift Command ("MSC") in calendar years 2003 and 2004, respectively. The transfer of these vessels to MSC will reduce the Company's future work under its current cost-type contract with the Navy. The Company anticipates that MSC will contract for future work on these vessels on a competitive, fixed-price basis.

The potential impact of this transfer on the Company's future AOE revenues cannot be determined at this time, but will depend on factors such as the realized reduction in AOE revenues upon transfer to MSC, the Company's ability to bid on future AOE 7 and AOE 10 work once transferred, and the Company's bidding success if such bids are submitted.

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

Unbilled Receivables - Certain unbilled items on completed contracts (costs and estimated profits in excess of billings) included in accounts receivable were approximately $1.0 million at March 30, 2003 and $1.2 million at March 31, 2002.

Customers - Revenues from the U.S. Government were $123.9 million (82%), $96.1 million (79%) and $74.5 million (64%) in fiscal years 2003, 2002 and 2001 , respectively. Revenues from the Washington State Ferry System were $4.9 million (3%), $10.3 million (8%) and $25.0 million (21%) in fiscal year 2003, 2002 and 2001, respectively.

6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment and accumulated depreciation at March 30, 2003 and March 31, 2002 consisted of the following (in thousands):

                                               2003        2002
Land                                        $  1,151    $  1,151
Buildings                                     12,151      11,818
Piers, shipways and drydocks                  24,516      23,401
Machinery and equipment                       38,492      37,301
Total plant and equipment, at cost            76,310      73,671

Less accumulated depreciation                (59,676)    (57,076)
Plant, property and equipment, net          $ 16,634    $ 16,595

The Company recognized $2.8 million, $3.0 million, and $3.0 million of depreciation expense in fiscal years 2003, 2002 and 2001, respectively.

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

Under a provision of the Omnibus Budget Reform Act of 1990 ("OBRA `90") the Company transferred approximately $1.7 million and $1.6 million in excess pension assets from its Retirement System into a fund to pay fiscal year 2003 and 2002 retiree medical benefit expenses, respectively. OBRA `90 was modified by the Work Incentives Improvement Act of 1999 to extend annual excess asset transfers through the fiscal year ending April 2, 2006.

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

On July 1, 2002, the Todd Galveston Metal Trading Council Pension Fund liability and assets were transferred from the Todd Shipyards Corporation Retirement System to an international labor union organization. This transfer resulted in a non-recurring, non-cash charge of $0.8 million.

The following is a reconciliation of the benefit obligation, plan assets, and funded status of the Company's sponsored plans.
                                                                   Other
                                                               Postretirement
                                            Pension Benefits      Benefits
                                              2003    2002      2003    2002
Change in Benefit Obligation
(in thousands of dollars)
 Benefit obligation at beginning of year   $33,376 $35,507  $15,592   $16,173
 Service cost                                  550     480        -         -
 Interest cost                               1,887   2,284    1,046     1,046
 Actuarial (gain)/loss                        (109) (1,550)     474         -
 Benefits paid                              (2,086) (3,345)  (1,716)   (1,627)
 Plan Settlement                            (5,748)      -        -         -
 Benefit obligation at end of year         $27,870 $33,376  $15,396   $15,592

                                                                   Other
                                                               Postretirement
                                            Pension Benefits      Benefits
                                              2003    2002     2003      2002
Change in Plan Assets
(in thousands of dollars)
 Fair value of plan assets at beginning
   of year                                 $60,799 $63,469   $    -  $      -
 Actual gain (loss) on plan assets          (2,268)  2,262        -         -
Employer contribution                            -       -       48        40
 Asset transfer                             (1,668) (1,587)   1,668     1,587
 Benefits paid                              (2,086) (3,345)  (1,716)   (1,627)
 Plan Settlement                            (5,953)      -        -         -
 Fair value of plan assets at end of year  $48,824 $60,799   $    -  $      -

                                                                   Other
                                                               Postretirement
                                            Pension Benefits      Benefits
                                              2003    2002     2003     2002
Funded Status Reconciliation
(in thousands of dollars)
 Funded status of plans                    $20,954 $27,423 $(15,396) $(15,592)
 Unrecognized prior service cost               363     597        -         -
 Unrecognized (gain)/loss                    8,392   2,803   (2,684)   (3,272)
 Deferred pension asset
  (accrued liability)                       29,709  30,823  (18,080)  (18,864)
Less: current portion included in
 "Accounts payable and accruals"                 -       -    1,492     1,460
Long-term accrued postretirement
 health benefits                           $     - $     - $(16,588) $(17,404)

                                                                  Other
                                                               Postretirement
                                            Pension Benefits      Benefits
                                              2003    2002      2003     2002
Weighted Average Assumptions
 Discount rate (1)                            6.50%   7.00%     6.50%    7.00%
 Expected return on plan assets               7.50%   7.50%        -        -
 Rate of compensation increase                4.50%   4.50%        -        -
 Medical trend rate (retirees) (2)               -       -      9.00%   10.00%

(1) The Company reduced its discount rate assumption in fiscal year 2003 to reflect the overall decrease in long term interest rates generally available in the market.

(2) Postretirement benefit medical trend rate in fiscal year 2003 is 9.00% graded to 6.00% over 3 years. Fiscal year 2002 is 10.00% graded to 6.00% over 4 years.

                                                                Other
                                                           Postretirement
                                 Pension Benefits             Benefits
                              2003     2002     2001   2003     2002     2001
Components of Net Periodic
 Benefit Cost
 (in thousands of dollars)
  Service Cost              $  550   $  480   $  400 $    -    $   -    $   -
  Interest cost on
   projected benefit
   obligation                1,887    2,283    2,396  1,046    1,046      904
  Expected return on
   plan assets              (4,004)  (4,660)  (5,568)     -        -        -
  Amortization of
   transition obligation         -        -   (2,415)     -        -        -
  Amortization of prior
   service cost                233      245      245      -        -        -
  Recognized actuarial
   (gain)/loss                   -        -        -   (162)    (174)    (522)
  Plan Settlement              780        -        -      -        -        -
  Net periodic (benefit)
   cost before OBRA '90       (554)  (1,652)  (4,942)   884      872      382
  Transfer of assets for
   payment of retiree
   medical benefits
   (401(h) Plan)             1,668    1,587    1,666 (1,668)  (1,587)  (1,666)
Net periodic cost (benefit)$ 1,114  $   (65) $(3,276) $(784)   $(715) $(1,284)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:
                                                                    Other
                                                                Postretirement
                                                                   Benefits
                                                                2003    2002
Effect of a 1% Increase in the Health Care Cost Trend On:
(in thousands of dollars)
 Service cost plus interest cost                             $    83  $    86
 Accumulated postretirement benefit obligation                 1,165    1,176

Effect of a 1% Decrease in the Health Care Cost Trend On:
(in thousands of dollars)
 Service cost plus interest cost                                 (73)     (76)
 Accumulated postretirement benefit obligation               $(1,040) $(1,050)

Union Pension Plans - Operating Shipyard - The Company participates in several multi-employer plans, which provide defined benefits to the Company's collective bargaining employees. The expense for these plans totaled $3.4 million, $2.6 million and $2.5 million, for fiscal years 2003, 2002 and 2001, respectively.

Union Pension Plans - Previously Operated Shipyards - The Company no longer sponsors union pension plans attributable to the prior operation of other shipyards. The ongoing operation and management of these plans have either been terminated or transferred to other parties.

Savings Investment Plan - The Company sponsors a Savings Investment Plan (the "Savings Plan"), under Internal Revenue Code Section 401, covering all non-union employees. Under the terms of the Savings Plan, which were modified in fiscal year 2001, the Company now contributes an amount up to 2.4% of each participant's annual salary depending on the participant's Savings Plan contributions. These Company contributions are subject to a two-year cliff-vesting. The Company incurred expenses related to this plan of $0.1 million, $0.1 million, and $38 thousand in fiscal years 2003, 2002, and 2001, respectively

8.  INCOME TAXES

Components of the income tax expense (benefit) are as follows (in thousands):

                                       2003      2002      2001

Current tax expense                 $ 1,002   $   390   $ 1,329
Deferred tax expense (benefit)        1,217     3,526    (1,504)
Total income tax expense (benefit)  $ 2,219   $ 3,916   $  (175)

The provision for income taxes differs from the amount of tax determined by applying the federal statutory rate and is as follows (in thousands). (percentages represent income tax expense (benefit) as a percent of income before income tax expense):

                                    2003            2002            2001
Tax provision at
  federal statutory tax rate  $ 2,152  34.0%  $ 3,827  35.0%  $ 5,793  35.0%
Decrease in valuation
  allowance                         -   0.0%        -   0.0%   (5,905)(35.7)%
Other - net                        67   1.1%       89   0.8%      (63) (0.4)%
Income tax expense (benefit)  $ 2,219  35.1%  $ 3,916  35.8%  $  (175) (1.1)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities at March 30, 2003 and March 31, 2002 were as follows (in thousands):

                                        2003             2002
Deferred income tax assets:

Alternative minimum tax credit
  carryforwards                     $  1,597        $  2,590
Accrued employee benefits              7,174           7,465
Environmental and other reserves      12,269           9,964
Inventory reserves                        83              98
Reserve for doubtful accounts             34              53
Other                                    610             487
Total deferred income tax assets      21,767          20,657

Deferred income tax liabilities:
Insurance receivable                 (11,349)         (9,379)
Deferred pension income              (10,398)        (10,788)
Accelerated depreciation              (1,740)         (1,943)
Contract deferrals                    (1,020)           (362)
Securities available-for-sale           (231)           (497)
Other                                   (500)           (208)
Total deferred income tax
 liabilities                         (25,238)        (23,177)

Net deferred tax liability          $ (3,471)      $  (2,520)

The realization of deferred income tax assets is dependent upon the ability to generate taxable income in future periods. The Company has evaluated evidence supporting the realization of its deferred income tax assets and determined it is more likely than not that its deferred income tax assets will be realized.

During fiscal year 2003, the Company utilized approximately, $1.0 million in alternative minimum tax credits. The Company has approximately $1.6 million in remaining alternative minimum tax credit carryforwards that can be used in the future and have no expiration date.

9.  LEASES

Operating lease payments charged to expense were $0.8 million, $0.9 million and $1.5 million for fiscal years 2003, 2002 and 2001, respectively. Certain leases contain renewal options and minimum amounts of annual maintenance clauses. Minimum lease commitments at March 30, 2003 are summarized below (in thousands):

                                                      Operating
                                                        Leases
2004                                                 $    835
2005                                                      801
2006                                                      783
2007                                                       72
2008                                                       43
Thereafter                                                204

Total minimum lease commitments                      $  2,738

10.  FINANCING ARRANGEMENTS

During fiscal year 2002, Todd Pacific Shipyards Corporation, a wholly owned subsidiary of the Company, negotiated a $10.0 million revolving credit facility with interest at the prime rate. The credit facility, which is renewable on a bi-annual basis, will provide Todd Pacific with greater flexibility in funding its operational cash flow needs. Todd Pacific had no outstanding borrowings as of March 30, 2003 and March 31, 2002, respectively.

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

The agreement provides coverage for the known liabilities in an amount exceeding the Company's current booked reserves of $24.8 million.
Additionally, the Company has entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

The Company recorded a non-current asset in the form of an insurance receivable in accordance with its environmental accounting policies at the time it entered into this agreement. This transaction did not have a material effect on the Company's results of operations, nor did the transaction have a material effect on stockholders' equity.

Harbor Island Site History

To date, the EPA has separated the Harbor Island Site into three operable units that affect the Company: the Soil and Groundwater Unit (the "Soil Unit"), the Shipyard Sediments Operable Unit (the "SSOU") and the Sediments Operable Unit (the "SOU"). The Company, along with a number of other Harbor Island PRPs, received a Special Notice Letter from the EPA on May 4, 1994 pursuant to section 122 (e) of CERCLA. The Company entered into a Consent Decree for the Soil Unit in September 1994 under which the Company has agreed to remediate the designated contamination on its property. Removal of floating petroleum product from the water table began in October 1998 and is anticipated to continue through fiscal year 2006. The Company and the EPA are currently negotiating the extent and methodology of the soil remediation.

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

During the fourth quarter of fiscal year 2003, the company and the EPA entered into a Consent Decree for the cleanup of the SSOU, which, along with the associated Remedial Design Statement of Work for Remedial Action ("SOW"), was subsequently approved by the Department of Justice. The Consent Decree provides for the submittal of the Remedial Action Work Plan to the EPA subsequent to the approval by the EPA of the final design. The Remedial Action Work Plan will provide for construction and implementation of the remedy set forth in the ROD, the two Explanation of Significant Differences (issued in fiscal years 2000 and 2003), the SOW, and the design plans and specifications developed in accordance with the Remedial Action Work Plan and approved by the EPA. During the fourth quarter of fiscal year 2003 the Company submitted its 95% SOW to the EPA for the SSOU. The SOW provides for the following actions to take place at the SSOU:

Piers 2 and 4 South (located on the Duwamish Waterway) will be demolished and removed from the site to achieve more complete cleanup in those areas. Pier 4 South will be rebuilt after remediation with a shortened berth length.

Dredging of all contaminated sediments and shipyard waste in the open areas of the SSOU (surrounding the shipyard) and in the areas beneath Piers 2 and 4 South. The total estimated volume of sediments to be removed is 195,200 cubic yards.

Disposal of all recovered sediment and shipyard waste at an appropriate upland disposal facility.

Backfilling of portions of the areas dredged to create intertidal habitat where feasible.

Capping of areas beneath the piers that are not scheduled for demolition to an average thickness of one foot.

Pursuant to the current schedule, remediation of the SSOU is expected to begin in the second quarter of fiscal 2004. Current environmental regulations limit the period of time during the year that dredging may occur. Given these limits, dredging in the SSOU will require several years to complete. The current estimated cost of the SSOU cleanup is included in the environmental reserve resulting in an increase in that reserve of $6.1 million during fiscal year 2003. $5.7 million of that reserve is covered by the environmental insurance policy procured by the Company in fiscal year 2000.

In January 1998, the Company was notified by the EPA that testing would be required in the West Waterway of the Duwamish River outside the borders of the SSOU as part of the SOU. The Company in May 1998 entered into an Order on Consent to perform certain limited testing as part of the SOU investigation. After an evaluation of the results, the EPA issued a draft "no action" ROD on the SOU for public comment which if issued in final form would end the investigation of the SOU requiring no remedial action. The public comment period closed during the Company's fourth quarter of fiscal year 2000 and the EPA has not yet announced the results. The Company's environmental reserves for the entire Harbor Island Site aggregated $24.8 million at March 30, 2003.

Under the Federal Superfund law, potentially responsible parties may have liability for damages to natural resources in addition to liability for remediation. During the second quarter of fiscal year 2003, the Company began discussions with the natural resource trustees ("Trustees") for the Harbor Island Superfund Site ("Site") and continued these discussions during the third quarter. The Company anticipates that the Trustees will file a claim against the Company at some future date alleging damages to the natural resources at the Site caused by the release of hazardous substances. The best estimate of a potential natural resource damage claim has been included in the environmental reserve. The payment of any eventual claim is covered by the aforementioned insurance policy, provided that aggregate policy limits have not been exceeded.

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

In November 1987, the Company was identified as a PRP by the EPA in conjunction with the cleanup of the Operating Industries, Inc. ("OII") hazardous materials disposal site at Monterey Park, California. In September 1995, the Company entered into a Partial Consent Decree with the EPA to contribute $0.6 million as its partial share of remediation costs at the OII site, which encompasses all costs assessed to date. Payment was made to the EPA in July 1996. During fiscal year 2002 the Company entered into a Final Consent Decree with the EPA to contribute an additional $0.4 million in final settlement of its alleged liability on this site. The Final Consent Decree was entered by the United States District Court during the first quarter of fiscal year 2003 and payment was made by the Company.

Asbestos-Related Claims

The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities.

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, analyzing them in two different categories based on severity of illness.
Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All others of a less medically serious nature are categorized as "non-malignant". The Company is currently defending approximately 36 "malignant" claims and approximately 534 "non-malignant" claims.

The relief sought in all cases varies greatly by jurisdiction and claimant. Included in the approximate 375 cases open as of March 30, 2003 are approximately 570 claimants. The exact number of claimants is not determinable as approximately 150 of the open cases include multiple claimant filings against 30-100 defendants. The filings do not indicate which claimants allege liability against the Company. The previously stated 570 claimants is the Company's best estimate taking known facts into consideration.

Approximately 365 claimants do not assert any specific amount of relief sought.

Approximately 150 claims contain standard boilerplate language asserting on behalf of each claimant a claim for damages of $2 million compensatory and $20 million punitive against approximately 100 defendants. Approximately 20 claims set forth the same boilerplate language asserting $10-$20 million in compensatory and $10-$20 million in punitive damages on behalf of each claimant against approximately 30-100 defendants. Approximately 20 cases assert $1-$15 million in compensatory and $5-$10 million in punitive damages on behalf of each claimant against approximately 30-100 defendants.

Approximately 10 claimants seek compensatory damages of less than $100,000 per claim and approximately 5 claimants seek compensatory damages between $1 million and $15 million. The claims involved in the foregoing cases do not specify against which defendants which claims are made or alleged dates of exposure.

Based upon settled or concluded claims to date, the Company has not identified any correlation between the amount of the relief sought in the complaint and the final value of the claim. The Company and its insurers are vigorously defending these actions.

During fiscal year 2003, the Company experienced no material changes in its bodily injury liabilities and insurance receivables. At both March 30, 2003 and March 31, 2002, respectively, the Company had recorded bodily injury liability reserves of $9.4 million and bodily injury insurance receivables of $7.1 million. These bodily injury liabilities and receivables are classified within the Company's Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

The Company has entered into agreements with several of its insurers to provide coverage for a significant portion of settlements and awards related to these bodily injury claims. These agreements have aggregate limits on amounts to be paid overall and formulas for amounts of payment on individual claims. The two most significant agreements provide coverage applicable to claims of exposure to asbestos occurring between 1949 and 1976 and occurring between 1976 through 1987. Insurance coverage for exposures to asbestos was no longer available from the insurance industry after 1987. Due to changes in federal regulations in the 1970s which resulted in the swift decline in commercial and military application of asbestos and increased regulation over the handling and removal of asbestos, there exists minimal risk of claims arising from exposure after 1987. Contractual formulas are utilized to determine the amount of coverage from each agreement on each claim settled or litigated. Once the initial date of alleged exposure to asbestos is determined, all contractual years subsequent to that date participate in the settlement. Since all known claims involve alleged exposure prior to 1976, the 1976 through 1987 agreement will participate in the settlement or judgement of all outstanding claims that are settled or litigated. As a result, and as the years remaining calculation set forth below indicates, the 1976 through 1987 agreement will exhaust prior to the 1949 through 1976 agreement. Based on historical claims settlement data only, the Company projects that at March 30, 2003, the 1949 through 1976 agreement will provide coverage for an additional 20.4 years and the 1976 through 1987 agreement will provide coverage for an additional 5.2 years. At March 31, 2002, the Company projected that these agreements would provide coverage for an additional 20.6 years and 5.2 years, respectively. The Company resolved 13 malignant claims in 2003 compared with 20 in 2002 and 16 in 2001. If historical settlement patterns or the rate of filing for new cases change in future periods, these estimated coverage periods could be shorter or longer than anticipated. Moreover, if one or both of these coverages are exhausted at some future date, the Company's share of responsibility will increase for any subsequent claims' and legal expense previously covered by these insurance agreements. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims.

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

The Company has recorded $0.6 million, $0 and $1.5 million in charges against earnings in fiscal years 2003, 2002 and 2001, respectively relating to additional reserves for environmental and bodily injury matters. These charges are classified in the Company's Consolidated Statements of Income as a Provision for environmental and other reserves. The Company's remediation costs and bodily injury claims paid are charged against the reserves recorded when paid. In certain cases, amounts paid by the Company are reimbursable under its existing contractual arrangements with several insurance companies. These reimbursements are recorded against the environmental insurance asset when collected. In other cases, the Company manages work conducted by third party vendors and submits invoices to its insurance companies for reimbursement on behalf of the third party vendor. In these cases, the insurance companies reimburse the third party vendor directly. These expenses and payments associated with third party vendors are taken into consideration when estimating the Company's environmental and bodily injury liabilities and amounts available for reimbursement under its contractual arrangements. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims.

The Company continues to negotiate with its insurance carriers and prior landowners and operators for certain past and future remediation costs. The Company has reached various agreements with its insurance carriers regarding the carriers' obligations for property damage occurring in previous fiscal years. These settlements were recorded as income and totaled $0.1 million, $0.5 million and $2.1 million in fiscal years 2003, 2002 and 2001, respectively. These settlements are classified in the Company's Consolidated Statements of Income as Other insurance settlements.

The Company has provided total aggregate reserves of $35.1 million as of March 30, 2003 for the above, described contingent environmental and bodily injury liabilities. Due to the complexities and extensive history of the Company's environmental and bodily injury matters, the amounts and timing of future expenditures is uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

The Company has various insurance policies and agreements that provide coverage on the costs to remediate environmental sites and for the defense and settlement of bodily injury cases. These policies and agreements are primarily with two insurance companies. Based upon the current credit rating of both of these companies, the Company anticipates that both parties will be able to perform under the policy or agreement. As of March 30, 2003, the Company has recorded an insurance receivable asset of $32.4 million to reflect contractual arrangements with several insurance companies to share costs for certain environmental matters.

12.  OTHER CONTINGENCIES

The Company is subject to various risks and is involved in various claims and legal proceedings arising out of the ordinary course of its business. These include complex matters of contract performance specifications, employee relations, union proceedings, tax matters and Government procurement regulations. In addition, the Company is subject to various risks from natural disasters such as the earthquake that struck the Puget Sound area during fiscal year 2001. Only a portion of these risks and legal proceedings involving the Company are covered by insurance, because the availability and coverage of such insurance generally has declined or the cost has become prohibitive.

The Company does not believe these risks or legal matters will have a material adverse impact on its financial position, results of operations, or cash flows. However, the Company continues to evaluate its exposures in each of these areas and may revise its estimates as necessary.

As a general practice within the defense industry, the Defense Contract Audit Agency ("DCAA") and other government agencies continually review the cost accounting practices of Government contractors. In the course of these reviews, cost accounting issues are identified, discussed and settled or resolved through agreements with the government's authorized contracting officer or through legal proceedings. Other than normal cost accounting issues raised by the DCAA as a result of their regular, ongoing reviews, the Company is not aware of any outstanding issues with the DCAA.

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

During fiscal year 2003, an average of approximately 840 of the Company's Shipyard employees were covered by the collective bargaining agreement. At March 30, 2003 approximately 700 Company employees were covered under this contract.

14.  TREASURY STOCK

During the third quarter of fiscal year 2003, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock from time to time in open market or negotiated transactions. Under this authorization, the Company repurchased an aggregate of 19,500 shares during the balance of fiscal year 2003 in open market transactions at an average price of $12.44 per share for total consideration of $242,592.

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

                              Total Shares of Common Stock
                                          Held in
                           Outstanding   Treasury      Issued
As of April 2, 2000         9,701,480    2,254,553   11,956,033
Shares Repurchased           (358,800)     358,800            -
Options Exercised              20,000      (20,000)           -
As of April 1, 2001         9,362,680    2,593,353   11,956,033
Shares Repurchased
 Through Dutch Auction     (4,136,124)   4,136,124            -
Options Exercised              56,666      (56,666)           -
As of March 31, 2002        5,283,222    6,672,811   11,956,033
Shares repurchased            (19,500)      19,500            -
Options Exercised               7,334       (7,334)           -
As of March 30, 2003        5,271,056    6,684,977   11,956,033

15.  INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                             March 30,   March 31,   April 1,
                                                 2003        2002       2001
(in thousands, except per share amount)
Numerator:
  Numerator for basic and diluted net
    income per share:
    Net income                               $  4,110    $  7,018   $ 16,727

Denominator:
  Denominator for basic net income per
    share - weighted average
    common shares outstanding                   5,283       6,677      9,587
  Effect of dilutive securities
  Stock options based
   on the treasury stock method using
   average market price                           270         150         89
Denominator for diluted net income per share    5,553       6,827      9,676

Basic income per share                       $   0.78    $   1.05   $   1.74
Diluted income per share                     $   0.74    $   1.03   $   1.73

16.  STOCK BASED COMPENSATION

The Company's Incentive Stock Compensation Plan (the "Plan") provides for the granting of incentive stock options, non-qualified stock options, and restricted stock or any combination of such grants to directors, officers and key employees of the Company to purchase shares of the Class A Common Stock of the Company. An aggregate of 1,000,000 shares of common stock has been authorized for issuance under the Plan. Options issued under the Plan generally vest ratably over three years and expire not more than ten years from the date of grant and are granted at prices equal to the fair value on the date of grant. There were 235,000 options available for future grant under the Plan at March 30, 2003.

A summary of stock option transactions for the years ended March 30, 2003, March 31, 2002 and April 1, 2001 is as follows:

                                   Number      Option Price   Weighted Average
                                 of Shares       Per Share     Exercise Price
Outstanding, April 2, 2000        265,000      4.25 to  6.00           4.80
Exercisable, April 2, 2000        240,000      4.25 to  6.00           4.83
  Granted                         415,000      6.55 to  7.94           6.72
  Exercised                       (55,000)     4.56 to  6.00           5.48
Outstanding, April 1, 2001        625,000      4.25 to  7.94           6.01
Exercisable, April 1, 2001        218,333      4.25 to  7.94           4.85
  Exercised                      (116,666)     4.25 to  6.00           4.61
Outstanding, March 31, 2002       508,334      4.25 to  7.94           6.33
Exercisable, March 31, 2002       245,001      4.25 to  7.94           6.00
  Exercised                        (7,334)     4.38 to  7.94           6.32
Outstanding, March 30, 2003       501,000      4.25 to  7.94           6.33
Exercisable, March 30, 2003       374,335     $4.25 to  7.94          $6.22

At March 30, 2003, the Company has reserved 736,000 shares of its common stock for issuance under its stock option plan.

As described in Note 1, the Company accounts for stock-based compensation to its employees and directors based on the expense recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123 (FAS No. 123), "Accounting for Stock-Based Compensation." The recognition provisions are applied to stock option grants awarded subsequent to March 31, 2002.

During fiscal year 2003, the Company did not grant any new stock options and therefore there is no expense recorded under FAS No. 123. Since the expense recognition provisions of FAS No. 123 apply to stock options granted subsequent to March 31, 2002, the Company cannot presently determine the financial impact that this change will have on its future results of operations or financial condition.

The outstanding stock options have a contractually weighted-average life of
5.0 years as of March 30, 2003. The weighted average fair value of options granted in 2001 was $2.55. No options were granted during fiscal years 2003 and 2002.

The fair value of options granted in 2001 would have been calculated using a Black-Scholes option pricing model with the following weighted-average assumptions on the option grant date:

                                      Employee Stock Option
                                           Year Ended
                                             2001
Expected life (years)                         4
Expected volatility                          38%
Risk-free interest rate                       6%
Expected dividend yield                       0%

17.  Subsequent Events

On April 15, 2003, the Company declared a dividend of 10 cents ($0.10) per share payable on June 23, 2003 to shareholders of record as of June 2, 2003. The impact of this dividend payment based on the estimated number of shares outstanding will be approximately $0.5 million.

On June 6, 2003, the Company approved a dividend of 10 cents ($0.10) per share to be paid quarterly, beginning September 23, 2003 to all shareholders of record as of September 8, 2003 and quarterly thereafter.

18.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Financial results by quarter for the fiscal years ended March 30, 2003 and March 31, 2002 and are as follows. Each quarter is 13 weeks in length. (in thousands):

                            Operating     Net       Net income(loss)
                             income     income         per Share
                 Revenues    (loss)     (loss)      Basic    Diluted

1st Qtr 2003    $ 49,260   $  3,240    $ 2,306    $  0.44    $  0.41
2nd Qtr 2003      40,583      2,743      1,973       0.37       0.36
3rd Qtr 2003      31,840       (613)      (117)     (0.02)     (0.02)
4th Qtr 2003      30,128       (272)       (52)     (0.01)     (0.01)

1st Qtr 2002      31,242      1,868      1,802       0.19       0.19
2nd Qtr 2002      31,017      2,167      2,971       0.44       0.43
3rd Qtr 2002      30,556      1,360      1,124       0.21       0.21
4th Qtr 2002    $ 29,130   $  1,507    $ 1,121    $  0.21    $  0.21

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCED DISCLOSURE
None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
**

ITEM 11. EXECUTIVE COMPENSATION
**

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
**       AND RELATED STOCKHOLDERS MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
**

ITEM 14. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Within the 90 day period prior to the filing date of this Annual Report on Form 10-K, the Company, under the supervision, and with the participation, of its management, including its chief executive officer and chief financial officer, performed an evaluation of the Company's disclosure controls and procedures, as contemplated in rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that such disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.

(b) CHANGES IN INTERNAL CONTROLS
No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended.

** The information for the above items will be provided in, and is incorporated by reference to the 2003 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K

(a)  1 & 2. Financial Statements

The financial statements and financial statement schedule listed in the accompanying index to financial statements and financial statement schedules are filed as part of this annual report.

TODD SHIPYARDS CORPORATION
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Ernst & Young LLP, Independent Auditors............... *

Report of Management ...................... .................... *

Consolidated Balance Sheets at March 30, 2003
  and March 31, 2002 ........................................... *

Consolidated Statements of Income
For the years ended March 30, 2003,
 March 31, 2002 and April 1, 2001. ............................. *

Consolidated Statements of Cash Flows
For the years ended March 30, 2003,
 March 31, 2002 and April 1, 2001. ............................. *

Consolidated Statements of Stockholders' Equity
For the years ended March 30, 2003,
 March 31, 2002 and April 1, 2001. ............................. *

Notes to Consolidated Financial Statements
For the years ended March 30, 2003,
 March 31, 2002 and April 1, 2001. ............................. *

Consolidated Financial Statement Schedule
  II-Valuation and Qualifying Reserves.......................... *

All other schedules have been omitted because the required information is included in the Consolidated Financial Statements, or the notes thereto, or is not applicable or required.

     3.  Exhibits

The exhibits listed below are filed as part of, or furnished with, this annual report. Exhibits 99.1, 99.2 and 99.3 are furnished rather than filed for purposes of the Securities Exchange Act of 1934 and shall not be deemed incorporated into any other filing by the Registrant unless such filing specifically provides for such incorporation.

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

10-6   Employment contract between the Company and Stephen G.           *
       Welch dated February 7, 2001.

10-7   Grant of Incentive Stock Option dated February 7, 2001           *
       to Stephen G. Welch pursuant to the Incentive Stock
       Compensation Plan

10-8   Put Agreement between the Company and Stephen G.                 *
       Welch dated February 7, 2001.

10-9   Employment contract between the Company and Roland H.
       Webb dated August 28, 2002                                       #

10-10  Employment contract between the Company and Thomas V.
       Van Dawark dated June 4, 2003.                                   #

10-11  Grant of Incentive Stock Option dated June 4, 2003 to
       Thomas V. Van Dawark pursuant to the Incentive Stock Compensation
       Plan.                                                            #

22-1   Subsidiaries of the Company.                                     *

23     Consent of Ernst & Young LLP, Independent Auditors               #

99.1   Certification Pursuant to 18 U.S.C Section 1350 as adopted       #
       pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -
       Chief Executive Officer

99.2   Certification Pursuant to 18 U.S.C Section 1350 as adopted       #
       pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -
       Chief Financial Officer

99.3   Press Release dated June 10, 2003 announcing financial           #
       results for the Company's fiscal year ending March 30, 2003.

Note:  All Exhibits are in SEC File Number 1-5109.
       *  Incorporated herein by reference.
       #  Filed or furnished herewith.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the Registrant's fiscal year ended March 30, 2003. On April 15, 2003, the Registrant filed a Form 8-K, Item 5, announcing the declaration of a cash dividend in the amount of $0.10 per share. On May 27, 2003, the Registrant filed a Form 8-K, item 5, announcing the resignation of Roland Webb as President and Chief Operating Officer of Todd Pacific Shipyards Corporation, an executive officer of the Registrant. On June 4, 2003, the Registrant filed a Form 8-K, item 5, announcing the hiring of Thomas V. Van Dawark as President and Chief Operating Officer of Todd Pacific Shipyards Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TODD SHIPYARDS CORPORATION
Registrant

By: /s/ Scott H. Wiscomb
    Scott H. Wiscomb
    Chief Financial Officer,
    Principal Financial Officer,
    Principal Accounting Officer,
    and Treasurer
    June 10, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Brent D. Baird                 /s/ Steven A. Clifford
Brent D. Baird, Director           Steven A. Clifford, Director
June 10, 2003                      June 10, 2003

/s/ Patrick W.E. Hodgson           /s/ Joseph D. Lehrer
Patrick W.E. Hodgson,              Joseph D. Lehrer, Director
Chairman,                          June 10, 2003
and Director
June 10, 2003

/s/ Philip N. Robinson             /s/ John D. Weil
Philip N. Robinson, Director       John D. Weil, Director
June 10, 2003                      June 10, 2003

/s/ Stephen G. Welch
Stephen G. Welch
President,
Chief Executive Officer,
and Director
June 10, 2003

CERTIFICATION

I, Stephen G. Welch, President and Chief Executive Officer of Todd Shipyards Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Todd Shipyards
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and,

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 10, 2003

/s/ Stephen G. Welch
Stephen G. Welch,
President and Chief Executive Officer

CERTIFICATION

I, Scott H. Wiscomb, Chief Financial Officer and Treasurer of Todd Shipyards Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Todd Shipyards
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and,

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 10, 2003

/s/ Scott H. Wiscomb
Scott H. Wiscomb,
Chief Financial Officer and Treasurer

Todd Shipyards Corporation
Schedule II - Valuation and Qualifying Reserves
For years ending March 30, 2003, March 31, 2002 and April 1, 2001
(in thousands)

Reserves deducted from assets to which they apply - Allowance for doubtful accounts:
                                                Year Ended
                                   March 30,     March 31,     April 1,
                                       2003          2002         2001
Balance at beginning of period       $  150        $  100       $  100
Charged to costs and expenses             -            13           81
(Deductions) recoveries
 from reserves (1)                      (52)           37          (81)
Balance at close of period           $   98        $  150       $  100

Reserves deducted from assets to which they apply - Allowance for obsolete inventory:

Balance at beginning of period       $  280        $  280       $  141
Charged to costs and expenses             -             -          139
(Deductions) recoveries
 from reserves (2)                      (43)            -            -
Balance at close of period           $  237        $  280       $  280

Notes:
(1) Deductions from reserves represent uncollectible accounts written off less recoveries.

(2) Deductions from reserves represent obsolete inventory written off.