Form 10-Q
period 2003-06-29
TODD SHIPYARDS CORP
filed 2003-07-30
CIK 98537

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


   [X]      Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

               For the quarterly period ended June 29, 2003


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

There were 5,303,656 shares of the corporation's $.01 par value common stock outstanding at July 28, 2003.

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

ITEM 1.  FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Quarterly Periods Ended June 29, 2003 and June 30, 2002
(In thousands of dollars, except per share data)

                                                       Quarter Ended
                                                     06/29/03 06/30/02

Revenues                                             $21,138  $49,260
Operating expenses:
 Cost of revenues                                     17,608   33,793
 Administrative and
  manufacturing overhead                               7,418   12,352
 Other insurance settlements                            (168)    (125)
Total operating expenses                              24,858   46,020
Operating income (loss)                               (3,720)   3,240

Investment and other income                              315      297
Gain on available-for-sale
 securities                                               18       29
Income (loss) before income tax expense               (3,387)   3,566

Income tax (expense) benefit                           1,167   (1,260)

Net income (loss)                                    $(2,220) $ 2,306

Net income (loss) per Common Share:
 Basic                                               $ (0.42) $  0.44
 Diluted                                             $ (0.42) $  0.41

Dividends declared                                   $  0.20  $  0.00

Weighted Average Shares Outstanding
 Basic                                                 5,268    5,283
 Diluted                                               5,268    5,562

 Retained earnings at
 beginning of period                                 $78,573  $74,463
Net income (loss) for the period                      (2,220)   2,306
Dividends declared on common stock                    (1,064)       -
Retained earnings at
 end of period                                       $75,289  $76,769

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
                                                  06/29/03   03/30/03
                                                (Unaudited)  (Audited)
ASSETS
Cash and cash equivalents                         $  4,988   $ 9,053
Securities available-for-sale                       31,739    32,126
Accounts receivable, less allowance for
 doubtful accounts of $98 and $98
  U.S. Government                                    5,108     4,322
  Other                                              5,112     3,928
Costs and estimated profits in excess of
 billings on incomplete contracts                    5,756     6,251
Inventory                                            1,633     1,434
Other current assets                                   959     1,268
Total current assets                                55,295    58,382

Property, plant and equipment, net                  18,507    16,634

Restricted cash                                      2,994     3,030
Deferred pension asset                              29,409    29,709
Insurance receivable                                31,769    32,427
Other long-term assets                               1,409     1,398
Total assets                                      $139,383  $141,580

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accruals                     $  9,606  $  9,244
Accrued payroll and related liabilities              2,215     2,606
Billings in excess of costs and estimated
 profits on incomplete contracts                     1,559     1,357
Taxes payable other than income taxes                1,110     1,417
Income taxes payable                                 1,678       787
Deferred Taxes                                         138       446
Total current liabilities                           16,306    15,857

Environmental and other reserves                    34,826    35,055
Accrued post retirement health benefits             16,388    16,588
Deferred taxes                                       2,011     3,025
Other non-current liabilities                        3,467     1,521
Total liabilities                                   72,998    72,046

Commitments and contingencies

Stockholders' equity:
Common stock $.01 par value-authorized
  19,500,000 shares, issued 11,956,033
  shares at June 29, 2003 and March 30, 2003,
  and outstanding 5,303,656 at June 29, 2003
  and 5,271,056 at March 30, 2003                      120       120
Paid-in capital                                     38,137    38,405
Retained earnings                                   75,289    78,573
Accumulated other comprehensive income                 726       429
Treasury stock (6,652,377 shares at June 29, 2003
   and 6,684,977 shares March 30, 2003)            (47,887)  (47,993)
Total stockholders' equity                          66,385    69,534
Total liabilities and stockholders' equity        $139,383  $141,580

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Quarterly Periods Ended June 29, 2003 and June 30, 2002
(in thousands of dollars)
                                                      Period Ended
                                                  06/29/03    06/30/02
OPERATING ACTIVITIES:
Net income (loss)                                $ (2,220)   $  2,306
Adjustments to reconcile net income to net
 cash used in operating activities:
  Depreciation                                        655         756
  Environmental reserves                             (229)      2,377
  Deferred Pension Asset                              300           -
  Post retirement health benefits                    (200)       (150)
  Deferred income taxes                            (1,322)       (263)
Decrease (increase) in operating assets:
  Costs and estimated profits in excess of
   billings on incomplete contracts                   495       4,543
  Inventory                                          (199)        153
  Accounts receivable                              (1,970)    (10,047)
  Environmental receivable                            658      (2,757)
  Other (net)                                         337         207
Increase (decrease) in operating liabilities:
  Accounts payable and accruals                      (169)     (1,355)
  Accrued payroll and related liabilities           1,555        (131)
  Billings in excess of costs and estimated
   profits on incomplete contracts                    202       1,202
  Income taxes payable                                891       1,034
  Other (net)                                        (307)        173
Net cash used in operating activities              (1,523)     (1,952)

INVESTING ACTIVITIES:
Purchases of marketable securities                   (802)     (9,381)
Maturities of marketable securities                 1,000           -
Sales of marketable securities                        486       1,750
Capital expenditures                               (2,528)       (333)
Other                                                   -          29
Net cash used in investing activities              (1,844)     (7,935)

FINANCING ACTIVITIES:
Restricted cash                                        36           3
Purchase of treasury stock                           (290)          -
Proceeds from exercise of stock options                89           -
Dividends paid on common stock                       (533)          -
Net cash provided by (used in)
 financing activities                                (698)          3

Net decrease in cash and cash equivalents          (4,065)     (9,884)
Cash and cash equivalents at beginning of period    9,053      17,545
Cash and cash equivalents at end of period          4,988       7,661

Supplemental disclosures of cash flow information:
 Cash paid during the period for:

 Income taxes                                    $      -         400

The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Todd Shipyards Corporation (the "Company") filed its Consolidated Financial Statements for the fiscal year ended March 30, 2003 with the Securities and Exchange Commission on Form 10-K. The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis contained in that report should be read in connection with this Form 10-Q.

1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements are unaudited but in the opinion of management reflect all adjustments necessary for a fair presentation of the Company's financial position and results of operations in accordance with accounting principles generally accepted in the United States applied on a consistent basis.

2.  STOCK-BASED COMPENSATION

Beginning in fiscal year 2003, the Company elected to apply the expense recognition provisions of FAS No. 123. The recognition provisions are applied to stock option grants awarded subsequent to March 31, 2002. The Company has adopted FAS No. 123 as it is designated as the preferred method of accounting for stock-based compensation.

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

Under FAS No.123, if the Company had elected to recognize the compensation cost based on the fair value of the options granted at the grant date, the net loss would have increased as follows (the estimated fair value of the options is amortized to expense over the options' vesting period):

(in thousands,
  except share data)                                    Period Ended
                                                     06/29/03 06/30/02
Net income (loss)
  As reported                                        $(2,220) $ 2,306
  deduct: Total stock-based
  employee compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effects                             (56)     (56)
Proforma                                             $(2,276) $ 2,250

Net income (loss) per share
 Basic
  As reported                                        $ (0.42) $  0.44
  Proforma                                           $ (0.43) $  0.43

 Diluted
  As reported                                        $ (0.42) $  0.41
  Proforma                                           $ (0.43) $  0.40

3.  NEW ACCOUNTING POLICIES

On May 15, 2003, the FASB issued SFAS No. 150 (FAS No. 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. FAS No. 150 represents a significant change in practice in accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of FAS No. 150 to have a significant impact of the Company's future results of operations or financial condition.

4.  CONTRACTS

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

During the first quarter of fiscal year 2003, the Navy announced its intention to decommission AOE 7 and AOE 10 for transfer to the Military Sealift Command ("MSC") in calendar years 2003 and 2004, respectively. The transfer of these two vessels to MSC will reduce the Company's future work under its current cost-type contract with the Navy. The Company anticipates that MSC will contract for future work on these vessels on a competitive basis.

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

The Company is currently entering into its last year under the existing five-year contract. In anticipation, the Navy issued a Request for Proposal (RFP) in June 2003 requesting bids on a new five-year contract for similar work. The Company is preparing its response to the RFP and anticipates that a new contract will be awarded to the successful bidder during the Company's third or fourth quarter of fiscal year 2004.

Contract Revenue
The Company's first quarter revenue of $21.1 million reflects a decrease of $28.1 million (57%) from fiscal year 2003 first quarter levels. The period to period decrease is primarily attributable to the relative levels of Navy repair and overhaul projects and reflects in part accelerated scheduling by the Navy during the prior period in anticipation of military activity and deferred scheduling during the current period due to deployment of ships in support of the military combat and activities in Iraq.

5.  ENVIRONMENTAL AND OTHER RESERVES

As discussed in the Company's Form 10-K for the fiscal year ended March 30, 2003, the Company faces potential liabilities in connection with the alleged presence of hazardous waste materials at its Seattle shipyard and at several sites used by the Company for disposal of alleged hazardous waste. The Company has also been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances at Company facilities.

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

Harbor Island Site
In fiscal year 2001, the Company entered into a 30-year agreement with an insurance company that provides broad-based insurance coverage for the remediation of the Company's operable units at the Harbor Island Superfund Site ("Site").

The agreement provides coverage for the known liabilities in an amount not to exceed policy limits. As of June 29, 2003 these limits exceed the Company's current booked reserves of approximately $24.5 million. Additionally, the Company entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

During the first quarter of fiscal year 2004, the Company submitted to the Environmental Protection Agency ("EPA") the 95% Design Report for the Todd Shipyards Sediment Operable unit ("TSSOU") at the Site. The 95% Design Report presents the substantially completed design for dredging, capping, and habitat enhancement actions for the TSSOU.

Subsequent to the end of the first quarter, the United States Department of Justice approved the consent decree negotiated between EPA and the Company on the TSSOU. The consent decree has been lodged with the United States District Court for the Western District of Washington ("the Court"). The mandatory 30-day public comment period was completed in July 2003 with no comments being filed. It is anticipated that the Court will sign the consent decree during the Company's second quarter. The 95% Design Report calls for cleanup construction to begin in the second quarter of fiscal year 2004, upon the entering of the consent decree, input from the natural resource agencies, and the completion of design approvals.

Under the Federal Superfund law, potentially responsible parties may have liability for damages to natural resources in addition to liability for remediation. During the second quarter of fiscal year 2003, the Company began discussions with the natural resource trustees ("Trustees") for the Harbor Island Superfund Site ("Site") and continued these discussions during the remainder of the Company's fiscal year 2003. The Company anticipates that the Trustees will file a claim against the Company at some future date alleging damages to the natural resources at the Site caused by the release of hazardous substances. The best estimate of the Company's natural resource damage liability is included in the environmental remediation reserve. The payment of any eventual claim is covered by the aforementioned insurance policy, provided that aggregate policy limits have not been exceeded.

Asbestos-Related Claims
As reported in the Company's Form 10-K for its fiscal year 2003, the Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities.

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, analyzing them in two different categories based on severity of illness.
Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All others of a less medically serious nature are categorized as "non-malignant". The Company is currently defending approximately 36 "malignant" claims and approximately 546 "non-malignant" claims.

During the first quarter of fiscal year 2004, the Company experienced relatively minor changes in its bodily injury liabilities and insurance receivables. As of June 29, 2003, the Company has recorded a bodily injury liability reserve of $9.5 million and a bodily injury insurance receivable of $7.1 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $9.4 and $7.1, respectively, at March 30, 2003. These bodily injury liabilities and receivables are classified within the Company's Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

Other Reserves
In June 2003, the Company recorded a reserve of $2.5 million related to the unanticipated bankruptcy of one of its previous insurance carriers. The reserve, which reflects the Company's best estimate of the known liabilities associated with unpaid worker compensation claims arising during the two-year period commencing October 1, 1998, is subject to change as additional facts are uncovered. These claims have reverted to the Company due the liquidation of the insurance carrier. Although the Company expects to recover at least a portion of these costs from the liquidation and other sources, the amount of any such recovery cannot be estimated currently and therefore no estimate of amounts recovered is included in the current financial results.

6.  COMPREHENSIVE INCOME

The Company reported a comprehensive loss of $1.9 million for the quarter ended June 29, 2003, which consisted of a net loss of $2.2 million offset by the change in net unrealized gains on available-for-sale marketable securities of $0.3 million, which is recorded in accumulated other comprehensive income. For the quarter ended June 30, 2002, the Company reported comprehensive income of $2.1 million, which consisted of net income of $2.3 million offset by the change in net unrealized gains on available-for-sale marketable securities of $0.2 million.

7.  TREASURY STOCK

In fiscal year 2003, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock from time to time in open market or negotiated transactions. Under this authorization, the Company repurchased an aggregate of 22,400 shares during the first quarter of fiscal year 2004. The shares were purchased in open market transactions at an average price of $12.94 per share, for total consideration of approximately $0.3 million. This brings the total number of shares repurchased under this authorization to 41,900.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Notes to Consolidated Financial Statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith.

OVERVIEW

The Company derives a significant portion of its revenues from work performed under its contracts with the Navy. Work under such contracts is scheduled by and at the convenience of the Navy. The level of work over the past 18 months has been impacted by preparations for, and the conduct of, the Navy's role in "Operation Iraqi Freedom" and related initiatives. Consequently, Navy revenues for the first quarter of fiscal year 2004 were significantly lower than the previous 6 quarters. In comparing this quarter to previous quarters, the decrease in the level of volume of work ranges from a 40% to 80% depending on the quarter.

A significant amount of work under the Navy contracts, which was expected to resume in the first quarter of the current fiscal year, has been deferred to the second quarter. The Company's backlog of committed and scheduled work under the Navy cost-type contracts was $18.2 million at June 30, 2002; $13.8 million at March 30, 2003, and $55.5 million at June 29, 2003.

OPERATING RESULTS

All comparisons within the following discussion are with the corresponding periods in the previous year, unless otherwise stated.

Revenue - The Company's first quarter revenue of $21.1 million reflects a decrease of $28.1 million (57%) from fiscal year 2003 first quarter levels. The period to period decrease is primarily attributable to the relative levels of Navy repair and overhaul projects and reflects in part accelerated scheduling by the Navy during the prior period in anticipation of military activity and deferred scheduling during the current period due to deployment of ships in support of the military combat and activities in Iraq.

Cost of Revenues - Cost of revenue during the first quarter of fiscal year 2004 was $17.6 million, or 83% of revenue. Cost of revenues during the first quarter of fiscal year 2003 was $33.8 million, or 69% of revenue. The $16.2 million decrease in cost of revenue during the first quarter of fiscal year 2004 is primarily attributable to the significant work volume decreases experienced during the first quarter of fiscal year 2004. Increases in the cost of revenue as a percentage of revenue during the first quarter of fiscal year 2004 is primarily due to a $2.5 million charge related to the unanticipated bankruptcy of one of its previous insurance carriers. The charge, which reflects the Company's best estimate of the known liabilities associated with unpaid worker compensation claims arising during the two-year period commencing October 1, 1998, is subject to change as additional facts are uncovered. These claims have reverted to the Company due to the liquidation of the insurance carrier. Although the Company expects to recover at least a portion of these costs from the liquidation and other sources, the amount of any such recovery cannot be estimated currently and therefore no estimate of amounts recovered is included in the current financial results.

Administrative and manufacturing overhead - Administrative and manufacturing overhead was $7.4 million, or 35% of revenue, for the first quarter of fiscal year 2004 and $12.4 million, or 25% of revenue, for the first quarter of fiscal 2003. The $5.0 million decrease in administrative and manufacturing overhead expense is primarily attributable to the significant reduction in repair and overhaul volume experienced during the first quarter of fiscal year 2004. The increase in administrative and manufacturing overhead expense as a percentage of revenue during the first quarter of fiscal year 2004 is attributable to current period fixed overhead expenses that are not affected by reductions in work volumes.

Investment and other income - Investment and other income for the first quarter of fiscal year 2004 was $0.3 million, which was consistent with the amount recorded during the first quarter of fiscal year 2003.

Gain on available-for-sale securities - During the first quarter of fiscal year 2004, the Company sold securities and recorded a gain on available-for-sale securities of $18 thousand. During the first quarter of fiscal year 2003, the Company sold securities and recorded a gain on available-for-sale securities of $29 thousand.

LIQUIDITY AND CAPITAL RESOURCES

Based upon its current cash, marketable securities position, anticipated fiscal year 2004 cash flow, access to credit facilities and capital markets, the Company believes it has sufficient liquidity to fund operations for this fiscal year. Accordingly, shipyard capital expenditures are expected to be financed out of working capital. A change in the composition or timing of projected work could cause capital expenditures and repair and maintenance expenditures to be impacted either favorably or unfavorably.

Working Capital
Working capital at June 29, 2003 was $39.0 million, a decrease of $3.5 million (8%) from the working capital reported at the end of fiscal year 2003. This decrease is primarily attributable to increased spending on planned improvements to the Seattle shipyard facility of $2.5 million and an increase in income taxes payable of $0.9 million.

Unbilled Receivables
As of June 29, 2003, unbilled items on completed contracts totaled $0.9 million compared with $1.0 million at the beginning of fiscal year 2004.

Capital Expenditures
Capital expenditures for the first quarter of fiscal 2004 were $2.5 million compared to $0.3 million in the first quarter of fiscal year 2003. The increase reported in the first quarter of fiscal year 2004 is primarily attributable to costs associated with planned improvements to the Seattle shipyard facility. The Board of Directors announced these planned improvements, which will total approximately $13.5 million for fiscal years 2004 and 2005, on April 15, 2003.

Credit Facility
Todd Pacific Shipyards Corporation ("Todd Pacific"), a wholly owned subsidiary of the Company has a $10.0 million revolving credit facility available for its working capital requirements. Todd Pacific had no outstanding borrowings and was in compliance with all debt covenants as of June 29, 2003 and June 30, 2002, respectively.

Stock Repurchase
In fiscal year 2003, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock from time to time in open market or negotiated transactions. Under this authorization, the Company repurchased an aggregate of 22,400 shares during the first quarter of fiscal year 2004. The shares were purchased in open market transactions at an average price of $12.94 per share, for total consideration of approximately $0.3 million. This brings the total number of shares repurchased under this authorization to 41,900.

Dividends
On April 15, 2003, the Company declared a dividend of 10 cents ($0.10) per share, which was paid on June 23, 2003 to the shareholders of record as of June 2, 2003. The approximate amount of the dividend paid was $0.5 million.

On June 6, 2003, the Company declared a dividend of 10 cents ($0.10) per share to be paid September 23, 2003 to all shareholders of record as of September 8, 2003. The estimated amount of this declared dividend payment is approximately $0.5 million.

Also in June 2003, the Board of Directors approved the payment of a recurring dividend of 10 cents ($0.10) per share to be paid on a quarterly basis.

ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

The Company has provided total aggregate reserves of $34.8 million as of June 29, 2003 for its contingent environmental and bodily injury liabilities. As of March 30, 2003, the Company had recorded aggregate reserves of $35.1 million. The $0.3 million decrease primarily results from environmental remediation expenses that were charged against the reserves. Due to the complexities and extensive history of the Company's environmental and bodily injury matters, the amounts and timing of future expenditures are uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

The Company has various insurance policies and agreements that provide coverage on the costs to remediate environmental sites and for the defense and settlement of bodily injury cases. These policies and agreements are primarily with two insurance companies. Based upon the current credit ratings of both of these companies, the Company anticipates that both parties will be able to perform under their respective policy or agreement.

As of June 29, 2003, the Company has recorded aggregate assets of $34.3 million related to its reserves for environmental and other liabilities. As of March 30, 2003, the Company had recorded aggregate assets of $35.0 million. This decrease of $0.7 millions reflects recoveries of covered environmental remediation expenses. These assets reflect receivables under contractual arrangements with several insurance companies to share costs for certain environmental and other matters, as well as amounts deposited to securitize certain remediation activities. Amounts recoverable from insurance companies are recorded within the Company's Consolidated Balance Sheets as insurance receivables and, in the case of reimbursements currently due, as other current assets. Amounts held in security deposits are recorded within the Company's Consolidated Balance Sheets as restricted cash.

Ongoing Operations
Recurring costs associated with the Company's environmental compliance program are not material and are expensed as incurred. Capital expenditures in connection with environmental compliance are not material to the Company's financial statements.

Past Activities
The Company faces significant potential liabilities in connection with the alleged presence of hazardous waste materials at its Seattle shipyard and at one additional site used by the Company for disposal of alleged hazardous waste. The Company has also been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances at Company facilities.

During the first quarter of fiscal year 2004, the Company submitted to the Environmental Protection Agency ("EPA") the 95% Design Report for the Todd Shipyards Sediment Operable unit ("TSSOU") at the Site. The 95% Design Report presents the substantially completed design for dredging, capping, and habitat enhancement actions for the TSSOU.

Subsequent to the end of the first quarter, the United States Department of Justice approved the consent decree negotiated between EPA and the Company on the TSSOU. The consent decree has been lodged with the United States District Court for the Western District of Washington ("the Court"). The mandatory 30-day public comment period was completed in July 2003 with no comments being filed. It is anticipated that the Court will sign the consent decree during the Company's second quarter. The 95% Design Report calls for cleanup construction to begin in the second quarter of fiscal year 2004, upon the entering of the consent decree, input from the natural resource agencies, and the completion of design approvals.

Under the Federal Superfund law, potentially responsible parties may have liability for damages to natural resources in addition to liability for remediation. During the second quarter of fiscal year 2003, the Company began discussions with the natural resource trustees ("Trustees") for the Site and continued these discussions during the remainder of the Company's fiscal year 2003. The Company anticipates that the Trustees will file a claim against the Company at some future date alleging damages to the natural resources at the Site caused by the release of hazardous substances. The best estimate of the Company's natural resource damage liability is included in the environmental remediation reserve. The payment of any eventual claim is covered by the aforementioned insurance policy, provided that aggregate policy limits have not been exceeded.

As reported in the Company's Form 10-K for its fiscal year 2003, the Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities.

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, analyzing them in two different categories based on severity of illness.
Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All others of a less medically serious nature are categorized as "non-malignant". The Company is currently defending approximately 36 "malignant" claims and approximately 546 "non-malignant" claims. The Company and its insurers are vigorously defending these actions.

During the first quarter of fiscal year 2004, the Company experienced relatively minor changes in its bodily injury liabilities and insurance receivables. As of June 29, 2003, the Company has recorded a bodily injury liability reserve of $9.5 million and a bodily injury insurance receivable of $7.1 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $9.4 and $7.1, respectively, at March 30, 2003. These bodily injury liabilities and receivables are classified within the Company's Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

BACKLOG

At June 29, 2003 the Company's firm shipyard backlog consists of approximately $65 million of repair and overhaul work. The Company's repair and overhaul work generally is of short duration with little advance notice. The Company's backlog at June 30, 2002 was approximately $23 million.

The increase in backlog reported for the quarter ended June 29, 2003 reflects several Navy projects that were scheduled to begin in the fourth quarter of fiscal year 2003 but have now started in the second quarter of fiscal year 2004.

LABOR RELATIONS

During the third quarter of fiscal year 2003, the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards) and Todd Pacific Shipyards reached an agreement on a new collective bargaining agreement. The Todd Pacific Shipyards eligible workforce ratified the agreement on October 22, 2002. The parties had been operating under an extension of the old agreement, which expired on July 31, 2002. The new three-year agreement, effective retroactively to August 1, 2002, includes an annual 3.5% wage and fringe benefit increase. The Company considers its relationship with labor to be stable.

FUTURE SHIPYARD OPERATIONS

The Company's future profitability depends largely on the ability of the shipyard to maintain an adequate volume of repair and overhaul business. The Company competes with other northwest and west coast shipyards, some of which have more modern facilities, lower labor cost structures, or access to greater financial resources.

NEW ACCOUNTING POLICIES

On May 15, 2003, the FASB issued SFAS No. 150 (FAS No. 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. FAS No. 150 represents a significant change in practice in accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of FAS No. 150 to have a significant impact on the Company's future results of operations of financial condition.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Within the 90- day period prior to the filing date of this Quarterly Report on Form 10-Q, the Company, under the supervision, and with the participation, of its management, including its chief executive officer and chief financial officer, performed an evaluation of the Company's disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that such disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.

Changes in Internal Controls
No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Securities Exchange Act Rule 13a-15 referred to above.

PART II. OTHER INFORMATION

ITEM 1, 2, 3, 4, 5 are not applicable and have been omitted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

No. 99.1   Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

No. 99.2   Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.

No. 99.3   Press Release dated July 30, 2003 announcing financial results for the Company's quarter ended June 29, 2003.

(b) Reports on Form 8-K.

On April 15, 2003, the Registrant filed a Form 8-K, item 5, announcing the declaration of a cash dividend in the amount of $0.10 per share.

On May 27, 2003, the Registrant filed a Form 8-K, item 5, announcing the resignation of Roland Webb as President and Chief Operating Officer of Todd Pacific Shipyards Corporation, a wholly owned subsidiary of the Registrant.

On June 4, 2003, the Registrant filed a form 8-K, item 5, announcing the hiring of Thomas V. Van Dawark as President and Chief Operating Officer of Todd Pacific Shipyards Corporation, a wholly owned subsidiary of the Registrant.




SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TODD SHIPYARDS CORPORATION
Registrant


By: /s/ Scott H. Wiscomb
   Scott H. Wiscomb
   Chief Financial Officer and Treasurer
   July 30, 2003

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

Date: July 30, 2003

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

Date: July 30, 2003

/s/ Scott H. Wiscomb
Scott H. Wiscomb,
Chief Financial Officer and Treasurer

1