Form 10-Q
period 2003-09-28
TODD SHIPYARDS CORP
filed 2003-10-28
CIK 98537

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

   [X]      Quarterly Report Pursuant Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

               For the quarterly period ended September 28, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act.       Yes         No(X)

There were 5,303,656 shares of the corporation's $.01 par value common stock outstanding at October 24, 2003.

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

ITEM 1.  FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
 (In thousands of dollars, except per share data)

	                                     Quarter Ended     Six Months Ended
                                  09/28/03  09/29/02  09/28/03  09/29/02

Revenues                           $44,433  $40,583    $65,571  $89,843

Operating expenses:
 Cost of revenue                    31,092   28,542     48,700   62,335

 Administrative and
  manufacturing overhead
  expense                           10,758    9,298     18,176   21,650

  Other insurance settlements          (36)       -       (204)    (125)

Total operating expenses            41,814   37,840     66,672   83,860

Operating income (loss)              2,619    2,743     (1,101)   5,983

Investment and other income            234      312        549      609

Gain on sale of securities             168        2        186       31

Income (loss) before income taxes    3,021    3,057       (366)   6,623

Income tax (expense) benefit        (1,041)  (1,084)       126   (2,344)

Net income (loss)                  $ 1,980  $ 1,973    $  (240) $ 4,279

Net income (loss) per Common Share:
  Basic                            $  0.37  $  0.37    $ (0.05) $  0.81
  Diluted                          $  0.35  $  0.36    $ (0.05) $  0.77

Dividends declared                 $  0.10  $  0.00    $  0.30  $  0.00

Weighted Average Shares Outstanding:
  Basic                              5,304    5,290      5,286    5,286
  Diluted                            5,586    5,556      5,286    5,559

Retained earnings at
 beginning of period               $75,289  $76,769    $78,573  $74,463

Net Income (loss)                    1,980    1,973       (240)   4,279

Dividends declared per common stock   (530)       -     (1,594)       -

Retained earnings at
 end of period                     $76,739  $78,742    $76,739  $78,742

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
                                                  09/28/03   03/30/03
                                                (Unaudited)  (Audited)
ASSETS
Cash and cash equivalents                         $  2,944  $  9,053
Securities available-for-sale                       32,595    32,126
Accounts receivable, less allowance for
 doubtful accounts of $77 and $98, respectively
  U.S. Government                                    7,460     4,322
  Other                                              3,451     3,928
Costs and estimated profits in excess of
 billings on incomplete contracts                   10,907     6,251
Inventory, less obsolescence
 reserve of $237 and $237, respectively              1,791     1,434
Other current assets                                 1,180     1,268
Total current assets                                60,328    58,382

Property, plant and equipment, net                  21,183    16,634

Restricted cash                                      2,809     3,030
Deferred pension asset                              29,194    29,709
Insurance receivable                                31,044    32,427
Other long-term assets                               1,400     1,398
Total assets                                      $145,958  $141,580

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accruals                     $ 14,106  $  9,244
Accrued payroll and related liabilities              2,791     2,606
Billings in excess of costs and estimated
 profits on incomplete contracts                     1,521     1,357
Taxes payable other than income taxes                1,467     1,417
Income taxes payable                                 2,480       787
Deferred Taxes                                         168       446
Total current liabilities                           22,533    15,857

Environmental and other reserves                    33,878    35,055
Accrued post retirement health benefits             16,188    16,588
Deferred taxes                                       2,149     3,025
Other non-current liabilities                        3,444     1,521
Total liabilities                                   78,192    72,046

Commitments and contingencies

Stockholders' equity:
Common stock $.01 par value-authorized
  19,500,000 shares, issued 11,956,033
  shares at September 28, 2003 and March 30, 2003,
  and outstanding 5,303,656 at September 28, 2003
  and 5,271,056 at March 30, 2003                      120       120
Paid-in capital                                     38,199    38,405
Retained earnings                                   76,739    78,573
Accumulated other comprehensive income                 595       429
Treasury stock                                     (47,887)  (47,993)
Total stockholders' equity                          67,766    69,534
Total liabilities and stockholders' equity        $145,958  $141,580

The accompanying notes are an integral part of this statement.
TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Month Periods Ended September 28, 2003 and September 29, 2002
(in thousands of dollars)
                                                      Period Ended
                                                  09/28/03    09/29/02
OPERATING ACTIVITIES:
Net income                                       $   (240)   $  4,279
Adjustments to reconcile net income to net
 cash used in operating activities:
  Depreciation                                      1,396       1,517
  Deferred pension asset                              515         200
  Post retirement health benefits                    (400)       (300)
  Deferred income taxes                            (1,154)       (316)
  Stock based compensation                            101          58
Decrease (increase) in operating assets:
  Costs and estimated profits in excess of
   billings on incomplete contracts                (4,656)         56
  Inventory                                          (357)        172
  Accounts receivable                              (2,661)        489
  Insurance receivable                              1,383      (1,938)
  Other (net)                                          86         (68)
Increase (decrease) in operating liabilities:
  Accounts payable and accruals                     4,332      (2,015)
  Accrued payroll and related liabilities           2,041        (352)
  Billings in excess of costs and estimated
   profits on incomplete contracts                    164         836
  Environmental and other reserves                 (1,177)      1,586
  Income taxes payable                              1,693         428
  Other (net)                                          50        (423)
Net cash provided by
 operating activities                               1,116       4,209

INVESTING ACTIVITIES:
Purchases of marketable securities                 (3,324)    (17,825)
Maturities of marketable securities                 2,000       1,300
Sales of marketable securities                      1,021       3,017
Capital expenditures                               (5,945)     (1,049)
Other                                                   -          58
Net cash used in investing
 activities                                        (6,248)    (14,499)

FINANCING ACTIVITIES:
Restricted cash                                       221          97
Purchase of treasury stock                           (290)          -
Proceeds from exercise of stock options               156          47
Dividends paid on common stock                     (1,064)          -
Net cash provided by (used in)
 financing activities                                (977)        144

Net decrease in cash and cash equivalents          (6,109)    (10,146)
Cash and cash equivalents at beginning of period    9,053      17,545
Cash and cash equivalents at end of period          2,944       7,399

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                               -           -
 Income taxes                                    $      -   $   2,000

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

1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements are unaudited but in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial position and results of operations in accordance with accounting principles generally accepted in the United States applied on a consistent basis. The accompanying consolidated balance sheet as of March 30, 2003 is derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year then ended.

2.  NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. FIN 46 applies to any business enterprise, public or private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. Since the Company has no contractual relationship or other business relationship with a variable interest entity, the adoption of FIN 46 is not anticipated to have any effect on its consolidated financial position or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150 (FAS No. 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. FAS No. 150 represents a significant change in practice in accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company at the beginning of our second quarter ended September 28, 2003. The adaptation of SFAS No. 150 had no material impact on the Company's financial position, results of operations, or cash flows.

3.  STOCK-BASED COMPENSATION

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

If the Company had elected to apply the expense recognition provision of FAS No. 123 to options granted prior to March 31, 2002, then the net income (loss) would have been adjusted as follows (the estimated fair value of the options is amortized to expense over the options' vesting period):

in thousands,
  except share data)                     Quarter Ended      Six Months Ended
                                      09/28/03 09/29/02     09/28/03 09/29/02
Net income (loss)
  As reported                          $ 1,980  $ 1,973      $ (240)  $ 4,279
  add: Stock compensation
  as recorded                               62       29         101        58
  deduct: Total stock-based
  employee compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effects              (118)     (85)       (213)     (170)
Proforma                               $ 1,924  $ 1,917      $ (352)  $ 4,167

Net income (loss) per share
 Basic
  As reported                          $  0.37  $  0.37     $ (0.05)  $  0.81
  Proforma                             $  0.36  $  0.36     $ (0.07)  $  0.79

 Diluted
  As reported                          $  0.35  $  0.36     $ (0.05)  $  0.77
  Proforma                             $  0.34  $  0.35     $ (0.07)  $  0.75

4.  CONTRACTS

Auxiliary Oiler Explosive ("AOE") Contract
During the first quarter of fiscal year 2002, the Company was awarded a six-year, sole source cost-type contract for phased maintenance repairs to four Department of Navy AOE class supply ships. This contract represents the fourth consecutive, mutli-year contract that the Company has been awarded by the Navy on the AOE class vessels. The notional value of this contract is expected to be approximately $180 million if all options are exercised. Work on this contract is being performed primarily in the Company's Seattle shipyard, as well as Naval Station Everett depending upon the type of work to be performed.

During the first quarter of fiscal year 2003, the Navy announced its intention to decommission AOE 7 and AOE 10 for transfer to the Military Sealift Command in calendar years 2003 and 2004, respectively. The transfer of these two vessels to MSC will reduce the Company's future work under its current cost-type contract with the Navy. The Company anticipates that MSC will contract for future work on these vessels on a competitive basis.

The potential impact of this transfer on the Company's future AOE revenues cannot be determined at this time, but will depend on factors such as the realized reduction in AOE revenues upon transfer to MSC, the Company's ability to bid on future AOE 7 and AOE 10 work once transferred, and the Company's bidding success if such bids are submitted.

Combatant Maintenance Team ("CMT") Contract
During the first quarter of fiscal year 2001, the Company was awarded, by the Department of the Navy on a sole source basis, a five year, cost-type contract for the repair and maintenance of six surface combatant class vessels (frigates and destroyers) stationed in the Puget Sound area. Although the Navy has not released a notional value of the maintenance work, the Company believes that the value may be approximately $60 million to $75 million if all options are exercised. Work on this contract is being performed primarily in the Company's Seattle shipyard, as well as Naval Station Everett depending on the type of work to be performed.

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

With the last year under the existing five-year contract underway, the Navy issued a Request for Proposal (RFP) in June 2003 requesting bids on a new five-year contract for similar work. In August 2003, the Company submitted its response to the RFP.

5.  REVENUES
The Company's second quarter revenue of $44.4 million reflects an increase of $3.9 million (9%) from the same period last fiscal year. The quarter to quarter increase is primarily attributable to the relative volumes of Navy repair and overhaul projects. Revenues for the first six months of fiscal year 2004 of $65.6 million reflect a decrease of $24.3 million (27%) from fiscal year 2003 comparable periods. The decrease in the first six months of fiscal year 2004 is primarily attributable to the postponement of scheduled Navy work during the first quarter due to the deployment of ships in support of the military operations in Iraq. The Navy ships have started to return from active duty, and the volume of repair projects for the Navy increased significantly during the second quarter of fiscal year 2004.

6.  ENVIRONMENTAL AND OTHER RESERVES

As discussed in the Company's Form 10-K for the fiscal year ended March 30, 2003, the Company faces significant potential liabilities in connection with the alleged presence of hazardous waste materials at its Seattle shipyard and at one additional site used by the Company for disposal of alleged hazardous waste. The Company has also been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances at Company facilities.

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

The agreement provides coverage for the known liabilities in an amount not to exceed the policy limits. As of September 28, 2003 these limits exceed the Company's current booked reserves of approximately $23.6 million. Additionally, the Company entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

During the second quarter of fiscal year 2004, the United States Department of Justice approved the consent decree negotiated between EPA and the Company on the Todd Shipyards Sediments Operable Unit ("TSSOU"). The consent decree was then lodged with the United States District Court for the Western District of Washington ("the Court"). The mandatory 30-day public comment period was completed in July 2003 with no comments being filed and the Court signed the consent decree thereafter. Pursuant to the 95% Design Report, remedial activities began in the second quarter of fiscal year 2004. Dredging and removal of sediments is scheduled to begin in August 2004.

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

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, analyzing them in two different categories based on severity of illness.
Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All others of a less medically serious nature are categorized as "non-malignant". The Company is currently defending approximately 39 "malignant" claims and approximately 555 "non-malignant" claims. The Company and its insurers are vigorously defending these actions.

During the first half of fiscal year 2004, the Company experienced relatively minor changes in its bodily injury liabilities and insurance receivables. As of September 28, 2003, the Company has recorded a bodily injury liability reserve of $9.5 million and a bodily injury insurance receivable of $7.1 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $9.4 and $7.1, respectively, at March 30, 2003. These bodily injury liabilities and receivables are classified within the Company's Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

Other Reserves
During the first quarter of fiscal year 2004, the Company recorded a reserve of $2.5 million related to the unanticipated bankruptcy of one of its previous insurance carriers. The reserve, which reflects the Company's best estimate of the known liabilities associated with unpaid worker compensation claims arising from the two-year coverage period commencing October 1, 1998, is subject to change as additional facts are uncovered. These claims have reverted to the Company due the liquidation of the insurance carrier.
Although the Company expects to recover at least a portion of these costs from the liquidation and other sources, the amount of any such recovery cannot be estimated currently and therefore no estimate of amounts recovered is included in the current financial results.

7.  COMPREHENSIVE INCOME

The Company recorded comprehensive income of $1.9 million for the quarter ended September 28, 2003, which consisted of net income of $2.0 million offset by the change in net unrealized gains on available-for-sale marketable securities of $0.1 million, which is recorded in accumulated other comprehensive income. For the six month period then ended, the Company reported a comprehensive loss of $74 thousand, which consisted of net loss of $240 thousand offset by the changes in net unrealized gains on available-for-sale marketable securities of $166 thousand.

During the same periods of fiscal year 2003, the Company reported comprehensive income of $1.7 million and $3.9 million, respectively. Comprehensive income for these periods consisted of net income of $2.0 million and $4.3 million, respectively, offset by the changes in net unrealized gains on available-for-sale marketable securities of $0.3 million and $0.4 million, respectively.

8.  TREASURY STOCK

In fiscal year 2003, the Board of Directors approved the purchase of up to 500,000 shares of the Company's common stock in open market or negotiated transactions. Under this authorization, the Company purchased an aggregate of 22,400 shares during the first quarter of fiscal year 2004. The shares were purchased in open market transactions at an average price of $12.94 per share, for total consideration of approximately $0.3 million. This brings the total number of shares purchased under this authorization to 41,900. During the quarter ended September 28, 2003, the Company did not purchase any shares.

9. SUBSEQUENT EVENTS

In October 2003, the Company sustained damage to the smallest of its drydocks leased from the U.S. Navy during a wind storm. The Company is currently assessing the extent of the damage. The Company does not anticipate that the event will have a material effect on the Company's financial results.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Notes to Consolidated Financial Statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith.

OVERVIEW

The Company derives a significant portion of its revenues from work performed under its contracts with the Navy. Work under such contracts is scheduled by and at the convenience of the Navy. Since the beginning of fiscal year 2003, scheduled work has been impacted by preparations for, and the conduct of, the Navy's role in "Operation Iraqi Freedom" and related initiatives. The results of the second quarter of fiscal year 2004 reflect the increase in volumes of Navy work that had been previously deferred due to operations in Iraq.

OPERATING RESULTS

All comparisons within the following discussion are with the corresponding periods in the previous year, unless otherwise stated.

Revenues - The Company's second quarter revenue of $44.4 million reflects an increase of $3.9 million (9%) from the same period last fiscal year. The quarter to quarter increase is primarily attributable to the relative volumes of Navy repair and overhaul projects. Revenues for the first six months of fiscal year 2004 of $65.6 million reflect a decrease of $24.3 million (27%) from fiscal year 2003 comparable periods. The decrease in the first six months of fiscal year 2004 is primarily attributable to the postponement of scheduled Navy work during the first quarter due to the deployment of ships in support of the military operations in Iraq. The Navy ships have started to return from active duty, and the volume of repair projects for the Navy increased significantly during the second quarter of fiscal year 2004.

Cost of Revenue - Cost of revenue during the second quarter of fiscal year 2004 was $31.1 million, or 70% of revenue. Cost of revenue during the second quarter of fiscal year 2003 was $28.5 million, or 70% of revenue. The cost of revenue increase in the second quarter of fiscal year 2004 is primarily attributable to a significant increase in work volumes. Cost of revenue as a percentage of revenue during the second quarter of fiscal year 2004 remains unchanged from the comparable period of fiscal year 2003.

Cost of revenue during the first six months of fiscal year 2004 was $48.7 million, or 74% of revenue. During the comparable period in fiscal year 2003, cost of revenue was $62.3 million, or 69% of revenue. The $13.6 million decrease in cost of revenue during the first six months of fiscal year 2004 is primarily attributable to the significant work volume decreases experienced in the first quarter. The increase in the cost of revenue as a percentage of revenue during the first six months of fiscal year 2004 is primarily due to a $2.5 million charge related to the unanticipated bankruptcy of one of the Company's previous insurance carriers. The charge, which reflects the Company's best estimate of the known liabilities associated with unpaid worker compensation claims arising from the two-year coverage period commencing October 1, 1998, is subject to change as additional facts are uncovered.
These claims have reverted to the Company due to the liquidation of the insurance carrier. Although the Company expects to recover at least a portion of these costs from the liquidation and other sources, the amount of any such recovery cannot be estimated currently and therefore no estimate of amounts recoverable is included in the current financial results.

Administrative and manufacturing overhead expense - Overhead costs for administrative and manufacturing activities were $10.8 million, or 24% of revenue for the second quarter of fiscal year 2004. During the same period of fiscal year 2003, administrative and manufacturing overhead costs were $9.3 million, or 23% of revenue. The $1.5 million increase in administrative and manufacturing overhead is primarily attributable to volume increases during the second quarter of fiscal year 2004.

Administrative and manufacturing overhead costs for the first six months of fiscal year 2004 were $18.2 million, or 28% of revenue. During the same period of fiscal year 2003, administrative and manufacturing overhead costs were $21.7 million, or 24% of revenue. The $3.5 million decrease in administrative and manufacturing overhead costs during the first six months of fiscal year 2004 is primarily attributable to the significant volume decreases experienced during the first quarter of fiscal year 2004. The increase in administrative and manufacturing overhead expense as a percentage of revenue during the first six months of fiscal year 2004 is attributable to fixed overhead expenses that are not affected by reductions in work volume.

LIQUIDITY AND CAPITAL RESOURCES

Based upon its current cash, marketable securities position, anticipated fiscal year 2004 cash flow, access to credit facilities and capital markets, the Company believes it has sufficient liquidity to continue to fund operations. Accordingly, shipyard capital expenditures are expected to be financed out of working capital. A change in the composition or timing of projected work arising from factors unknown presently, could cause capital expenditures and repair and maintenance expenditures to be impacted favorably or unfavorably.

Working Capital
Working capital at September 28, 2003 was $37.8 million, a decrease of $4.7 million (11%) from the working capital reported at the end of fiscal year 2003. This decrease is primarily attributable to approximately $5.9 million of spending on improvements to the Seattle shipyard facility and other capital expenditures.

Capital Expenditures
Capital expenditures for the second quarters of fiscal year 2004 and fiscal year 2003 were $3.4 million and $0.7 million, respectively. For the first six months of fiscal year 2004, capital expenditures were $5.9 million compared to $1.0 million during the first six months of fiscal year 2003.

The increase reported in the second quarter and first six months of fiscal year 2004 is primarily attributable to costs associated with planned improvements to the Seattle shipyard facility. On April 15, 2003, the Board of Directors announced these planned improvements, which are expected to total approximately $13.5 million, and will be incurred in fiscal years 2004 and 2005.

Credit Facility
Todd Pacific Shipyards Corporation ("Todd Pacific"), a wholly owned subsidiary of the Company has a $10.0 million revolving credit facility available for its working capital requirements. Todd Pacific had no outstanding borrowings and was in compliance with all debt covenants as of September 28, 2003 and September 29, 2002, respectively.

Stock Repurchase
In fiscal year 2003, the Board of Directors approved the purchase of up to 500,000 shares of the Company's common stock in open market or negotiated transactions. Under this authorization, the Company purchased an aggregate of 22,400 shares during the first quarter of fiscal year 2004. The shares were purchased in open market transactions at an average price of $12.94 per share, for total consideration of approximately $0.3 million. This brings the total number of shares purchased under this authorization to 41,900. During the quarter ended September 28, 2003, the Company did not purchase any shares.

Dividends
On September 23, 2003, the Company paid a dividend of 10 cents ($0.10) per share to all shareholders of record as of September 8, 2003. This dividend was previously declared in the first quarter of fiscal year 2004. The approximate amount of the dividend paid was $0.5 million.

Also, on September 12, 2003, the Company declared a dividend of 10 cents ($0.10) per share to be paid December 23, 2003 to all shareholders of record as of December 8, 2003. The estimated amount of this dividend is approximately $0.5 million.

ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

The Company has provided total aggregate reserves of $33.9 million as of September 28, 2003 for its contingent environmental and bodily injury liabilities. As of March 30, 2003, the Company had recorded aggregate reserves of $35.1 million. The $1.2 million decrease primarily results from environmental remediation expenses that were charged against the reserves. Due to the complexities and extensive history of the Company's environmental and bodily injury matters, the amounts and timing of future expenditures are uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

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

As of September 28, 2003, the Company has recorded aggregate assets of $33.6 million related to its reserves for environmental and other liabilities. As of March 30, 2003, the Company had recorded aggregate assets of $35.0 million. This decrease of $1.4 million reflects recoveries of covered environmental remediation expenses. These assets reflect receivables under contractual arrangements with several insurance companies to share costs for certain environmental and other matters, as well as amounts deposited to securitize certain remediation activities. Amounts recoverable from insurance companies are recorded within the Company's Consolidated Balance Sheets as insurance receivables and, in the case of reimbursements currently due, as other current assets. Amounts held in security deposits are recorded within the Company's Consolidated Balance Sheets as restricted cash.

Ongoing Operations
Recurring costs associated with the Company's environmental compliance program are not material and are expensed as incurred. Capital expenditures for fiscal year 2004 will include $4.1 million for capturing and treating stormwater at the Company's Seattle facility.

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

During the second quarter of fiscal year 2004, the United States Department of Justice approved the consent decree negotiated between EPA and the Company on the Todd Shipyards Sediments Operable Unit ("TSSOU"). The consent decree was then lodged with the United States District Court for the Western District of Washington ("the Court"). The mandatory 30-day public comment period was completed in July 2003 with no comments being filed and the Court signed the consent decree thereafter. Pursuant to the 95% Design Report remedial activities began in the second quarter of fiscal year 2004. Dredging and removal of sediments is scheduled to begin in August 2004.

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

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, analyzing them in two different categories based on severity of illness.
Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All others of a less medically serious nature are categorized as "non-malignant." The Company is currently defending approximately 39 "malignant" claims and approximately 555 "non-malignant" claims. The Company and its insurers are vigorously defending these actions.

During the first half of fiscal year 2004, the Company experienced relatively minor changes in its bodily injury liabilities and insurance receivables. As of September 28, 2003, the Company has recorded a bodily injury liability reserve of $9.5 million and a bodily injury insurance receivable of $7.1 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $9.4 and $7.1, respectively, at March 30, 2003. These bodily injury liabilities and receivables are classified within the Company's Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

BACKLOG

At September 28, 2003 the Company's firm shipyard backlog including Navy work consisted of approximately $41 million of repair and overhaul work. The Company's repair and overhaul work generally is of short duration with little advance notice. The Company's comparable backlog at September 29, 2002 was approximately $31 million.

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. FIN 46 applies to any business enterprise, public or private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. Since the Company has no contractual relationship or other business relationship with a variable interest entity, the adoption of FIN 46 is not anticipated to have any effect on its consolidated financial position or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150 (FAS No. 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. FAS No. 150 represents a significant change in practice in accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company at the beginning of our second quarter ended September 28, 2003. The adaptation of SFAS No. 150 had no material impact on the Company's financial position, results of operations, or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making know to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act.

There has been no change in the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

No. 31.1    Certification of Chief Executive Officer pursuant to Rule 13a-14a

No. 31.2    Certification of Chief Financial Officer pursuant to Rule 13a-14a

No. 32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code. (furnished herewith)*

No. 32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code. (furnished herewith)*

No. 99.1 Press Release dated October 28, 2003 announcing financial results for the Company's quarterly and six month period ending
            September 28, 2003. (furnished herewith)*

*Notwithstanding any incorporation of this Quarterly Report on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with an asterisk (*) shall not be deemed incorporated by reference to any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically otherwise set forth therein.

 (b)  Reports on Form 8-K.

On September 15, 2003, the Registrant filed a form 8-K, item 5, announcing the election of Admiral David E. Jeremiah, U.S. Navy (Ret.) to the Board of Directors of the Company at its annual meeting of shareholders on September 12, 2003. Also, the Company's Board of Directors declared a cash dividend in the amount of $.10 per share.

On October 22, 2004, the Registrant filed a form 8-K, item 5, announcing the hiring of Dale E. Baugh as Director of Ship Repair Processes and Resource Development for Todd Pacific Shipyards, a wholly owned subsidiary of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TODD SHIPYARDS CORPORATION
Registrant

By: /s/Scott H. Wiscomb
   Scott H. Wiscomb
   Chief Financial Officer and Treasurer
   October 28, 2003