Form 10-Q
period 2003-12-28
TODD SHIPYARDS CORP
filed 2004-01-27
CIK 98537

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

   [X]      Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

               For the quarterly period ended December 28, 2003

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

There were 5,402,656 shares of the corporation's $.01 par value common stock outstanding at January 23, 2003.

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

ITEM 1.  FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
 (In thousands, except per share data)

	                                     Quarter Ended     Nine Months Ended
                                  12/28/03  12/29/02   12/28/03  12/29/02

Revenues                           $40,305  $31,840   $105,876  $121,683

Operating expenses:
 Cost of revenue                    27,937   25,290     76,637    87,625

 Administrative and
  manufacturing overhead
  expense                           10,872    7,163     29,048    28,813

  Other insurance settlements          (22)       -       (226)     (125)

Total operating expenses            38,787   32,453    105,459   116,313

Operating income (loss)              1,518     (613)       417     5,370
Investment and other income            952      319      1,501       928

Gain on sale of securities             207      134        393       165

Income (loss) before income taxes    2,677     (160)     2,311     6,463

Income tax (expense) benefit          (941)      43       (815)   (2,301)

Net income (loss)                  $ 1,736  $  (117)   $ 1,496   $ 4,162

Net income (loss) per Common Share:
  Basic                            $  0.32  $ (0.02)   $  0.28   $  0.79
  Diluted                          $  0.31  $ (0.02)   $  0.27   $  0.75

Dividends declared                 $  0.10  $  0.00    $  0.40   $  0.00

Weighted Average Shares Outstanding:
  Basic                              5,349    5,281      5,307     5,284
  Diluted                            5,624    5,281      5,580     5,557

Retained earnings at
 beginning of period               $76,739  $78,742    $78,573   $74,463

Net Income (loss)                    1,736     (117)     1,496     4,162

Dividends declared                    (551)       -     (2,145)        -

Retained earnings at
 end of period                     $77,924  $78,625    $77,924   $78,625

 The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
                                                  12/28/03   03/30/03
ASSETS
Cash and cash equivalents                         $    946  $  9,053
Securities available-for-sale                       32,751    32,126
Accounts receivable, less allowance for
 doubtful accounts of $87 and $98, respectively
  U.S. Government                                    7,540     4,322
  Other                                              3,870     3,928
Costs and estimated profits in excess of
 billings on incomplete contracts                   15,720     6,251
Inventory, less obsolescence
 reserve of $237 and $237, respectively              1,470     1,434
Other current assets                                 1,488     1,268
Total current assets                                63,785    58,382

Property, plant and equipment, net                  25,094    16,634

Restricted cash                                      2,972     3,030
Deferred pension asset                              28,937    29,709
Insurance receivable                                30,756    32,427
Other long-term assets                               1,411     1,398
Total assets                                      $152,955  $141,580

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accruals                     $ 16,995  $  9,244
Line of credit                                       3,993  $      -
Accrued payroll and related liabilities              2,256     2,606
Billings in excess of costs and estimated
 profits on incomplete contracts                     1,803     1,357
Taxes payable other than income taxes                1,089     1,417
Income taxes payable                                 2,240       787
Deferred taxes                                         408       446
Total current liabilities                           28,784    15,857

Environmental and other reserves                    33,432    35,055
Accrued post retirement health benefits             15,988    16,588
Deferred taxes                                       2,333     3,025
Other non-current liabilities                        2,990     1,521
Total liabilities                                   83,527    72,046

Commitments and contingencies

Stockholders' equity:
Common stock $.01 par value-authorized
  19,500,000 shares, issued 11,956,033
  shares at December 28, 2003 and March 30, 2003,
  and outstanding 5,402,656 at December 28, 2003
  and 5,271,056 at March 30, 2003                      120       120
Paid-in capital                                     38,072    38,405
Retained earnings                                   77,924    78,573
Accumulated other comprehensive income                 486       429
Treasury stock                                     (47,174)  (47,993)
Total stockholders' equity                          69,428    69,534
Total liabilities and stockholders' equity        $152,955  $141,580

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Month Periods Ended December 28, 2003 and December 29, 2002
(In thousands of dollars)
                                                      Period Ended
                                                  12/28/03    12/29/02
OPERATING ACTIVITIES:
Net income                                       $  1,496    $  4,162
Adjustments to reconcile net income to net
 cash used in operating activities:
  Depreciation                                      2,096       2,142
  Deferred pension asset                              772       1,080
  Post retirement health benefits                    (600)       (625)
  Deferred income taxes                              (730)       (603)
  Stock based compensation                            163          87
Decrease (increase) in operating assets:
  Costs and estimated profits in excess of
   billings on incomplete contracts                (9,469)      2,936
  Inventory                                           (36)         70
  Accounts receivable                              (3,160)      6,474
  Insurance receivable                              1,671      (1,331)
  Other, net                                         (233)       (337)
Increase (decrease) in operating liabilities:
  Accounts payable and accruals                     7,211      (3,497)
  Accrued payroll and related liabilities           1,119        (467)
  Billings in excess of costs and estimated
   profits on incomplete contracts                    446        (345)
  Environmental and other reserves                 (1,623)      1,510
  Income taxes payable                              1,453         586
  Other, net                                         (328)       (564)
Net cash provided by
 operating activities                                 248      11,278

INVESTING ACTIVITIES:
Purchases of marketable securities                 (6,241)    (21,806)
Maturities of marketable securities                 3,921       2,300
Sales of marketable securities                      1,752       6,180
Capital expenditures                              (10,556)     (1,818)
Other                                                   -          87
Net cash used in investing
 activities                                       (11,124)    (15,057)

FINANCING ACTIVITIES:
Restricted cash                                        58          57
Line of credit                                      3,993           -
Purchase of treasury stock                           (290)       (121)
Proceeds from exercise of stock options               613          47
Dividends paid on common stock                     (1,605)          -
Net cash provided by financing activities           2,769         (17)

Net decrease in cash and cash equivalents          (8,107)     (3,796)
Cash and cash equivalents at beginning of period    9,053      17,545
Cash and cash equivalents at end of period            946      13,749

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                               -           -
 Income taxes                                    $    700   $   2,007

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

2.  NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Disclosure requirements apply to financial statements issued after January 31, 2003. FIN 46 applies to any business enterprise, public or private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. Since the Company has no contractual relationship or other business relationship with a variable interest entity, the adoption of FIN 46 is not anticipated to have any effect on its consolidated financial position or results of operations.

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

If the Company had elected to apply the expense recognition provision of FAS No. 123 to options granted prior to March 31, 2002, then the net income (loss) would have been adjusted as follows (the estimated fair value of the options is amortized to expense over the options' vesting period):

in thousands,
  except share data)                     Quarter Ended     Nine Months Ended
                                      12/28/03 12/29/02     12/28/03 12/29/02
Net income (loss)
  As reported                          $ 1,736  $  (117)    $ 1,496   $ 4,162
  add: Stock compensation
  as recorded                               62       29         163        87
  deduct: Total stock-based
  employee compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effects              (118)     (85)       (331)     (255)
Proforma                               $ 1,680  $  (173)    $ 1,328   $ 3,994

Net income (loss) per share
 Basic
  As reported                          $  0.32  $ (0.02)    $  0.28   $  0.79
  Proforma                             $  0.31  $ (0.03)    $  0.25   $  0.76

 Diluted
  As reported                          $  0.31  $ (0.02)    $  0.27   $  0.75
  Proforma                             $  0.30  $ (0.03)    $  0.24   $  0.72

4.  CONTRACTS

Auxiliary Oiler Explosive ("AOE") Contract
Subsequent to the end of the third quarter, the Company announced that it had been informed by the Navy that the USS Sacramento (AOE 1) is scheduled to be decommissioned on or about October 1, 2004. Of the two remaining availabilities on AOE 1, one is being exercised on a reduced scale as a five-week, pier-side availability in the Company's fourth fiscal quarter. The availability, originally scheduled for 12 weeks in duration, was to include a dry docking of the ship. The other availability of AOE 1 will not occur due to its decommissioning. The Company does not know at this point if it will be involved in any of the work related to the decommissioning of AOE 1.

AOE 1 is one of the four AOE class ships originally covered by the Company's six-year, cost-type contract with the Navy, under which the Navy has options to have the Company perform maintenance work on the ships. The contract, which is the Company's fourth consecutive, multi-year contract with the Navy on the AOE class vessels, was awarded on a sole source basis in June 2001.
The original contract included options for thirteen repair availabilities to be performed in the 2001 through 2007 contract period and was expected to have a notional value of approximately $180 million if all of the options were exercised. Since the award, four repair availabilities have been accomplished.

Five availabilities under the contract will not be exercised since the Navy has previously announced its intention to transfer the USS Rainier (AOE 7) and the USS Bridge (AOE 10) to the Military Sealift Command ("MSC"). AOE 7 was transferred to MSC in August 2003. AOE 10 is currently scheduled to be transferred in the summer of 2004. The Company anticipates that MSC will contract for future work on these two vessels on a competitive basis. The potential impact of these transfers on the Company's future revenues will depend on such factors as the expenditures for maintenance by MSC, the Company's capacity to bid on future AOE 7 and AOE 10 work, and the Company's bidding success if such bids are submitted.

The AOE contract contains options for two remaining repair availabilities on the USS Camden (AOE 2) before the contract expiration in 2007. There is no assurance that these two remaining options will be exercised by the Navy in whole or in part.

Combatant Maintenance Team ("CMT") Contract
During the first quarter of fiscal year 2001, the Company was awarded, by the Department of the Navy on a sole source basis, a five year, cost-type contract for the repair and maintenance of six surface combatant class vessels (frigates and destroyers) stationed in the Puget Sound area. Although the Navy has not released a notional value of the maintenance work, the Company believes that the value may be approximately $60 million to $75 million if all options are exercised. Work on this contract is being performed primarily in the Company's Seattle shipyard, as well as at Naval Station Everett, depending on the type of work to be performed.

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

With the last year under the existing five-year contract underway, the Navy issued a Request for Proposal (RFP) in June 2003 requesting bids on a new five-year contract for similar work. In August 2003, the Company submitted its response to the RFP. In December 2003, the Company responded to Navy questions regarding its RFP response. The Company anticipates the Navy will issue a new five-year contract to the successful bidder by April 2004.

5.  REVENUES

The Company's third quarter revenue of $40.3 million reflects an increase of $8.5 million (27%) from the same period of fiscal year 2003. The quarter to quarter increase is primarily attributable to the relative volumes of Navy repair and overhaul projects. Revenues for the first nine months of fiscal year 2004 of $105.9 million reflect a decrease of $15.8 million (13%) from the comparable fiscal year 2003 period. The decrease in the first nine months of fiscal year 2004 is primarily attributable to the postponement of scheduled Navy work during the first quarter due to the deployment of ships in support of the military operations in Iraq. As the affected Navy ships returned from active duty, the volume of repair projects for the Navy increased during the second and third quarters of fiscal year 2004. However on an aggregate basis, volumes remained lower than the comparable nine month period of fiscal year 2003.

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

The agreement provides coverage for the known liabilities in an amount not to exceed the policy limits. As of December 28, 2003 these limits exceed the Company's current booked reserves of approximately $23.3 million. Additionally, the Company entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

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

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, analyzing them in two different categories based on severity of illness.
Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All others of a less medically serious nature are categorized as "non-malignant". The Company is currently defending approximately 36 "malignant" claims and approximately 570 "non-malignant" claims. The Company and its insurers are vigorously defending these actions.

During the first three quarters of fiscal year 2004, the Company experienced relatively minor changes in its bodily injury liabilities and insurance receivables. As of December 28, 2003, the Company has recorded a bodily injury liability reserve of $9.3 million and a bodily injury insurance receivable of $ 7.1 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $9.4 and $7.1, respectively, at March 30, 2003. These bodily injury liabilities and receivables are classified within the Company's Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

Other Reserves
During the first quarter of fiscal year 2004, the Company recorded a reserve of $2.5 million related to the unanticipated bankruptcy of one of its previous insurance carriers. The reserve, which reflects the Company's best estimate of the known liabilities associated with unpaid workers compensation claims arising from the two-year coverage period commencing October 1, 1998, is subject to change as additional facts are uncovered. These claims have reverted to the Company due the liquidation of the insurance carrier.
Although the Company expects to recover at least a portion of these costs from the liquidation and other sources, the amount and the timing of any such recovery cannot be estimated currently and therefore no estimate of amounts recoverable is included in the current financial results.

Since establishing the reserve during the first quarter, the Company has paid approximately $0.2 million in claims, which have been charged against the reserve.

7.  COMPREHENSIVE INCOME

The Company reported comprehensive income of $1.6 million for the quarter ended December 28, 2003, which consisted of net income of $1.7 million offset by the change in net unrealized gains on available-for-sale marketable securities of $0.1 million, which is recorded in accumulated other comprehensive income. For the nine month period then ended, the Company reported comprehensive income of $1.6 million, which consisted of net income of $1.5 million and changes in net unrealized gains on available-for-sale marketable securities of $0.1 million.

During the quarter ended December 29, 2002, the Company reported a comprehensive loss of $0.2 million, which consisted of a net loss of $0.1 million and the change in net unrealized gains on available-for-sale marketable securities of $0.1 million. During the nine month period then ended, the Company reported comprehensive income of $3.6 million, which consisted of net income of $4.2 million offset by a change in net unrealized gains on available-for-sale marketable securities of $0.6 million.

8.  TREASURY STOCK

In fiscal year 2003, the Board of Directors approved the purchase of up to 500,000 shares of the Company's common stock in open market or negotiated transactions. Under this authorization, the Company purchased an aggregate of 22,400 shares during the first quarter of fiscal year 2004. The shares were purchased in open market transactions at an average price of $12.94 per share, for total consideration of approximately $0.3 million. This brings the total number of shares purchased under this authorization to 41,900. During the quarter ended December 28, 2003, the Company did not purchase any shares.

9.  PROPERTY

In October 2003, the smaller of the two dry docks that the Company leases from the Navy sustained damage during a wind storm. Since then, the Company has incurred and recognized approximately $0.7 million in costs to recover the dry dock and to maintain its condition. The Company has submitted a claim to its insurance carrier for reimbursement of these costs. The Company will record an insurance receivable when it is reasonably assured that the damage is covered under its insurance policy. The Company anticipates this determination will be made during the fourth quarter of fiscal year 2004.

The dry dock currently remains out of service. As of December 28, 2003, the Company's repair and maintenance operations have not been materially affected by the inability to use this dock.

10.  LINE OF CREDIT

Todd Pacific Shipyards Corporation ("Todd Pacific"), a wholly owned subsidiary of the Company has a $10.0 million revolving credit facility available for its working capital requirements. As of December 28, 2003, Todd Pacific had outstanding borrowings of $4.0 million on its credit line which is primarily attributable to the timing of short term working capital requirements resulting from various project start-up costs. Todd Pacific had no outstanding borrowings as of December 29, 2002. Todd Pacific is in compliance with all debt covenants.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Notes to Consolidated Financial Statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith.

OVERVIEW

The Company derives a significant portion of its revenues from work performed under its contracts with the Navy. Work under such contracts is scheduled by and at the convenience of the Navy. Since the beginning of fiscal year 2003, scheduled work has been impacted by preparations for, and the conduct of, the Navy's role in "Operation Iraqi Freedom" and related initiatives. The results of the third quarter of fiscal year 2004 reflect the increase in volumes of Navy work that had been previously deferred due to operations in Iraq.

Subsequent to the third quarter, the Company announced it had been informed by the U.S. Navy that the USS Sacramento (AOE 1) is scheduled to be decommissioned on or about October 1, 2004. AOE 1 is one of four AOE class ships originally covered by the Company's six-year, cost-type contract with the Navy, under which the Navy has options to have the Company perform maintenance work on the ships. The contract, which is the Company's fourth consecutive, multi-year contract with the Navy on the AOE class vessels, was awarded on a sole source basis in June 2001. The original contract included options for thirteen repair availabilities to be performed in the 2001 through 2007 contract period and was expected to have a notional value of approximately $180 million if all of the options were exercised.

To date, four such repair availabilities have been accomplished. Five availabilities under the contract will not be exercised by the Navy due to the its previously announced intention to transfer the USS Rainier (AOE 7) and the USS Bridge (AOE 10) to the Military Sealift Command ("MSC"). The potential impact of these transfers on the Company's future revenues will depend on such factors as the expenditures for maintenance by MSC, the Company's capacity to bid on future AOE 7 and AOE 10 work, and the Company's bidding success if such bids are submitted. Of the two remaining availabilities for the AOE 1, one is being exercised on a reduced scale as a five-week repair availability in the Company's fourth fiscal quarter and the other will not occur due to its decommissioning. The AOE contract contains options for two remaining repair availabilities on the USS Camden (AOE 2) before the contract expiration in 2007. There is no assurance that these two remaining options will be exercised by the Navy in whole or in part. The Company does not know at this point if it will be involved in any of the work related to the decommissioning of the AOE 1.

OPERATING RESULTS

All comparisons within the following discussion are with the corresponding periods in the previous year, unless otherwise stated.

Revenue - The Company's third quarter revenue of $40.3 million reflects an increase of $8.5 million (27%) from the same period of fiscal year 2003. The quarter to quarter increase is primarily attributable to the relative volumes of Navy repair and overhaul projects. Revenues for the first nine months of fiscal year 2004 of $105.9 million reflect a decrease of $15.8 million (13%) from the comparable fiscal year 2003 period. The decrease in the first nine months of fiscal year 2004 is primarily attributable to the postponement of scheduled Navy work during the first quarter due to the deployment of ships in support of the military operations in Iraq. As the affected Navy ships returned from active duty, the volume of repair projects for the Navy increased during the second and third quarters of fiscal year 2004. However on an aggregate basis, volumes remain lower than the comparable nine month period of fiscal year 2003.

Cost of Revenue - Cost of revenue during the third quarter of fiscal year 2004 was $27.9 million, or 69% of revenue. Cost of revenue during the third quarter of fiscal year 2003 was $25.3 million, or 79% of revenue. The cost of revenue increase in the third quarter of fiscal year 2004 is primarily attributable to an increase in work volumes. The decrease in cost of revenue as a percentage of revenue when compared to the previous period of fiscal year 2003 is primarily attributable to the fact that in fiscal year 2003, there were unplanned increases in direct costs associated with the completion of two fixed price repair and maintenance projects. Also in the third quarter of 2003, the Company incurred a nonrecurring, non-cash charge, resulting from the settlement of a portion of the Company's pension liabilities.

Cost of revenue during the first nine months of fiscal year 2004 was $76.6 million, or 72% of revenue. During the comparable period in fiscal year 2003, cost of revenue was $87.6 million, or 72% of revenue. The $11.0 million decrease in cost of revenue during the first nine months of the current fiscal year is primarily attributable to lower work volumes experienced in the first quarter. Cost of revenue as a percentage of revenue during the first nine months of fiscal year 2004 remains relatively unchanged from the comparable period in fiscal year 2003.

Administrative and manufacturing overhead expense - Overhead costs for administrative and manufacturing activities were $10.9 million, or 27% of revenue for the third quarter of fiscal year 2004. During the same period last fiscal year, administrative and manufacturing overhead costs were $7.2 million, or 22% of revenue. The $3.7 million increase in administrative and manufacturing overhead is attributable to volume increases during the third quarter of fiscal year 2004, increases in repair and maintenance expenses for the Company's dry docks, and expenses associated with recovery and maintaining the condition of the smaller of the Company's two dry docks that are leased from the U.S. Navy.

Administrative and manufacturing overhead costs for the first nine months of fiscal year 2004 were $29.0 million, or 27% of revenue. During the same period last fiscal year, administrative and manufacturing overhead costs were $28.8 million, or 24% of revenue. The $0.2 million increase in administrative and manufacturing overhead costs and the increase in administrative and manufacturing costs as a percentage of revenue during the first nine months of fiscal year 2004 is attributable to fixed overhead expenses that are not affected by work volumes as well as the expenses associated with the Company's dry docks.

Investment and other income - Investment and other income was $1.0 million for the third quarter of fiscal year 2004. During the same period in fiscal year 2003, investment and other income was $0.3 million. During the first nine months of fiscal year 2004, the Company recorded $1.5 million in investment and other income. During the same period in fiscal year 2003, the Company recorded $0.9 million in investment and other income. The increase in investment and other income reported during the third quarter and the first nine months of fiscal year 2004 is primarily attributable to accelerated lease payments received by the Company from one of its warehouse tenants under the terms of a negotiated lease buyout initiated by the tenant.

LIQUIDITY AND CAPITAL RESOURCES

Based upon its current cash, marketable securities position, anticipated cash flow and access to credit facilities and capital markets, the Company believes it has sufficient liquidity to continue to fund operations. Accordingly, shipyard capital expenditures are expected to be financed out of working capital. A change in the composition or timing of projected work arising from factors unknown presently could cause capital expenditures and repair and maintenance expenditures to be impacted favorably or unfavorably.

Working Capital
Working capital at December 28, 2003 was $35.0 million, a decrease of $7.5 million (18%) from the working capital reported at the end of fiscal year 2003. This decrease is attributable to a decrease in cash and cash equivalents of $8.1 million, an increase in accounts payable of $7.8 million, the increase in the line of credit of $4.0 million, offset by an increase in accounts receivable of $3.2 million and an increase in costs and estimated profits in excess of billings on incomplete contracts of $9.5 million.

The decrease in cash is primarily attributable to capital expenditures, and to a lesser extent, the payment of dividends. The increase in accounts payable and other accruals, as well as the increase in the line of credit is primarily attributable to costs associated with work volumes on government cost-type contracts. The increase in accounts receivable and costs and estimated profits in excess of billings is primarily attributable to an increase in work volumes and the timing of billings and collections on government cost-type contracts.

Capital Expenditures
Capital expenditures for the third quarters of fiscal year 2004 and fiscal year 2003 were $4.6 million and $0.8 million, respectively. For the first nine months of fiscal year 2004, capital expenditures were $10.6 million compared to $1.8 million during the same period of fiscal year 2003.

The increase reported in the third quarter and the first nine months of fiscal year 2004 is primarily attributable to costs associated with planned improvements to the Seattle shipyard facility. On April 15, 2003, the Board of Directors announced these planned improvements, which are expected to total approximately $13.5 million and will be incurred in fiscal years 2004 and 2005.

Credit Facility
Todd Pacific Shipyards Corporation ("Todd Pacific"), a wholly owned subsidiary of the Company, has a $10.0 million revolving credit facility available for its working capital requirements. As of December 28, 2003, Todd Pacific had outstanding borrowings of $4.0 million on its credit line, which is primarily attributable to the timing of short term working capital requirements resulting from various project start-up costs. Todd Pacific had no outstanding borrowings as of December 29, 2002. Todd Pacific is in compliance with all debt covenants.

Stock Repurchase
In fiscal year 2003, the Board of Directors approved the purchase of up to 500,000 shares of the Company's common stock in open market or negotiated transactions. Under this authorization, the Company purchased an aggregate of 22,400 shares during the first quarter of fiscal year 2004. The shares were purchased in open market transactions at an average price of $12.94 per share, for total consideration of approximately $0.3 million. This brings the total number of shares purchased under this authorization to 41,900. During the quarter ended December 28, 2003, the Company did not purchase any shares.

Dividends
On December 23, 2003, the Company paid a dividend of 10 cents ($0.10) per share to all shareholders of record as of December 8, 2003. This dividend was declared in the second quarter of fiscal year 2004. The approximate amount of the dividend paid was $0.5 million.

Also, on December 17, 2003, the Company declared a dividend of 10 cents ($0.10) per share to be paid March 23, 2004 to all shareholders of record as of March 8, 2004. The estimated amount of this dividend is approximately $0.5 million.

ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

The Company has provided total aggregate reserves of $33.4 million as of December 28, 2003 for its contingent environmental and bodily injury liabilities. As of March 30, 2003, the Company had recorded aggregate reserves of $35.1 million. The $1.7 million decrease primarily results from environmental remediation expenses that were charged against the reserves. Due to the complexities and extensive history of the Company's environmental and bodily injury matters, the amounts and timing of future expenditures are uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

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

As of December 28, 2003, the Company has recorded aggregate assets of $33.3 million related to its reserves for environmental and other liabilities. As of March 30, 2003, the Company had recorded aggregate assets of $35.0 million. This decrease of $1.7 million reflects recoveries of covered environmental remediation expenses. These assets reflect receivables under contractual arrangements with the insurance companies to share costs for certain environmental and other matters, as well as amounts deposited to securitize certain remediation activities. Amounts recoverable from insurance companies are recorded within the Company's Consolidated Balance Sheets as insurance receivables and, in the case of reimbursements currently due, as other current assets. Amounts held in security deposits are recorded within the Company's Consolidated Balance Sheets as restricted cash.

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

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, analyzing them in two different categories based on severity of illness.
Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All others of a less medically serious nature are categorized as "non-malignant." The Company is currently defending approximately 36 "malignant" claims and approximately 570 "non-malignant" claims. The Company and its insurers are vigorously defending these actions.

During the first three quarters of fiscal year 2004, the Company experienced relatively minor changes in its bodily injury liabilities and insurance receivables. As of December 28, 2003, the Company has recorded a bodily injury liability reserve of $9.3 million and a bodily injury insurance receivable of $7.1 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $9.4 and $7.1, respectively, at March 30, 2003. These bodily injury liabilities and receivables are classified within the Company's Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

BACKLOG

At December 28, 2003 the Company's firm shipyard backlog consisted of approximately $25 million of repair and overhaul work. The Company's repair and overhaul work generally is of short duration with little advance notice. The Company's backlog at December 29, 2002 was approximately $24 million.

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Disclosure requirements apply to financial statements issued after January 31, 2003. FIN 46 applies to any business enterprise, public or private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. Since the Company has no contractual relationship or other business relationship with a variable interest entity, the adoption of FIN 46 is not anticipated to have any effect on its consolidated financial position or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act.

There has been no change in the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

No. 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14a (filed herewith)

No. 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14a (filed herewith)

No. 32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code. (furnished herewith)*

No. 32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code. (furnished herewith)*

No. 99.1 Press Release dated January 27, 2004 announcing financial results for the Company's quarterly and nine month periods ending December 28, 2003. (furnished herewith)*

*Notwithstanding any incorporation of this Quarterly Report on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with an asterisk (*) shall not be deemed incorporated by reference to any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically otherwise set forth therein.

 (b)  Reports on Form 8-K.

On October 22, 2003, the Registrant filed a form 8-K, item 5, announcing the hiring of Dale E. Baugh as Director of Ship Repair Processes and Resource Development for Todd Pacific Shipyards, a wholly owned subsidiary of the Registrant.

On December 19, 2003, the Registrant filed a form 8-K, item 5, announcing the declaration of a cash dividend in the amount of $0.10 per share.

On December 29, 2003, the Registrant filed a form 8-K, item 5, announcing that the U.S. Navy has reduced the scope of work requested to be performed by its wholly owned subsidiary, Todd Pacific Shipyards, on the AOE 1 during an upcoming availability.

On December 30, 2003, the Registrant filed a form 8-K, item 5, announcing that the U.S. Navy has awarded to its wholly owned subsidiary, Todd Pacific Shipyards, a $7,084,130 modification to previously awarded contract (N00024-00-C-8514).

On January 14, 2004, the Registrant filed a form 8-K, item 5, announcing that it had been informed by the US Navy that the AOE 1 is scheduled to be decommissioned on or about October 1, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TODD SHIPYARDS CORPORATION
Registrant

By: /s/ Scott H. Wiscomb
   Scott H. Wiscomb
   Chief Financial Officer and Treasurer
   January 27, 2004