Form 10-K
period 2004-03-28
TODD SHIPYARDS CORP
filed 2004-05-26
CIK 98537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the fiscal year ended March 28, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).   [X] Yes    [] No

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $85.8 million as of May 21, 2004.

There were 5,402,656 shares of the corporation's $.01 par value common stock outstanding at May 21, 2004.

                   Documents Incorporated by Reference

Portions of the Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held September 17, 2004 are incorporated by reference into Part III of the Annual Report on Form 10-K.

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

                                 PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Shareholder Matters.......................... *

Item 6.  Selected Financial Data.............................. *

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................. *

Item 7A. Quantitative and Qualitative Disclosures About
         Market Risk.......................................... *

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

Item 14. Controls and Procedures.............................. *

                                  PART IV

Item 15. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K ................................. *

Signatures.................................................... *

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

ITEM 1.  BUSINESS

INTRODUCTION

Todd Shipyards Corporation (the "Company") was organized in 1916 and has operated a shipyard in Seattle, Washington (the "Shipyard") since incorporation. The Company is incorporated under the laws of the State of Delaware and operates the Shipyard through a wholly owned subsidiary, Todd Pacific Shipyards Corporation ("Todd Pacific"). Todd Pacific, historically, has been engaged in the repair/overhaul, conversion and construction of commercial and military ships. The Company's general offices are located at 1801 16th Avenue S.W., Seattle, Washington 98134-1089, and its telephone number is (206) 623-1635. Information about the Company is available to the public on the internet at www.toddpacific.com.

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

As the Company neared completion on these new construction projects in fiscal year 2000, the Company shifted its main business focus to repair, maintenance and overhaul opportunities. This strategy resulted in the award of two major five year cost-type contracts for phased maintenance work. At the time, this work included three Navy aircraft carriers and six Navy surface combatant class vessels stationed in the Puget Sound area.

The maintenance work performed on the Navy aircraft carriers, which began during the first quarter of fiscal year 2000 is referred to as the Planned Incremental Availability ("PIA") contract. Fiscal year 2004 was the last year remaining on this contract. Subsequent to the end of fiscal year 2004, the Department of the Navy awarded the Company a five-year, cost-type contract for similar work on the NIMITZ CLASS aircraft carriers (CVN) home ported in Puget Sound.

The maintenance work performed on the Navy surface combatant vessels is referred to as the Combatant Maintenance Team ("CMT") contract. Work on the CMT contract began in the second quarter of fiscal year 2001.

In addition to these two long-term multi-ship contracts, in June 2001, the Company was awarded by the Navy, a six-year, cost-type contract, under which the Navy has options to have the Company perform maintenance work on the Auxiliary Oiler Explosive ("AOE") class vessels. This contract represents the fourth consecutive, multi-year contract that the Company has been awarded by the Navy on the AOE class vessels. The three previous AOE contracts, which were each five years in duration, were all awarded on a competitive basis. This cost type contract provides for phased maintenance repairs to four Navy AOE class supply ships stationed in the Puget Sound area. The original contract included options for thirteen repair availabilities to be performed between 2001 and 2007 and was expected to have a notional value of approximately $180 million if all of the options were exercised. Since the award, five repair availabilities have been accomplished.

During the first quarter of fiscal year 2003, the Navy announced its intention to transfer the USS Rainier (AOE 7) and the USS Bridge (AOE 10) to the Military Sealift Command ("MSC") which results in five availabilities that will not be exercised under this contract. AOE 7 was transferred to MSC in August 2003. AOE 10 is currently scheduled to be transferred in the summer of 2004. The Company anticipates that MSC will contract for future work on these two vessels on a competitive basis. The potential impact of these transfers on the Company's future revenues will depend on such factors as the expenditures for maintenance by MSC, the Company's capacity to bid on future AOE 7 and AOE 10 work, and the Company's bidding success if such bids are submitted.

During the fourth quarter of fiscal year 2004, the Company announced that it was informed by the Navy that the USS Sacramento (AOE 1) is scheduled to be decommissioned on or about October 1, 2004. Of the two remaining availabilities on AOE 1, one was exercised on a reduced scale as a five-week, pier-side availability. The availability, originally scheduled for 12 weeks in duration, was to include a dry docking of the ship. The other availability of AOE 1 will not occur due to its decommissioning. The Company does not know at this point if it will be involved in any of the work related to the decommissioning of AOE 1.

The AOE contract contains options for two remaining repair availabilities on the USS Camden (AOE 2) before the contract expires in 2007. There is no assurance that these two remaining options will be exercised by the Navy in whole or in part.

During the fourth quarter of fiscal year 2004, the Company was awarded by the United States Coast Guard, a cost plus incentive fee contract under which the Coast Guard has options to have the Company provide maintenance of two Polar class icebreakers. This contract extends through September 2008 and marks the first time the Coast Guard has used a long term phased-maintenance approach on these icebreakers. The Company has performed similar work for the Coast Guard over the past several years under individual, competitively bid, firm fixed price contracts.

Also during the fourth quarter of fiscal year 2004, the Company entered into a contract with Electric Boat Corporation of Groton, Connecticut to support work on the Trident submarines. The work is being performed under a cost plus incentive fee contract with Electric Boat for fabrication work, and a firm fixed price contract for the associated project management and quality assurance work.

During the fourth quarter of fiscal year 2004, the Company confirmed its expected participation, along with Southwest Marine, Inc., San Diego Division, on the team lead by Bath Iron Works, a subsidiary of General Dynamics (NYSE:GD), to perform Post Shakedown Availability work ("PSA") on DDG-51 Aegis Destroyers ("Destroyers"). The U.S. Navy contract for this work, which was awarded to Bath Iron Works, includes options for PSA work to be accomplished in Navy homeports of Everett, Washington and Pearl Harbor, HI. Any work that the Company performs for Bath Iron Works will be accomplished under a cost plus award fee subcontract still to be finalized between Bath Iron Works and the Company. Work will be performed between 2005 and 2007. The PSA work primarily involves the installation of system and equipment upgrades and/or ship alterations as required.

In addition to the above mentioned contracts and agreements, the Company engages in repair, overhaul and conversion work on other Navy vessels, other U.S. Coast Guard vessels, ferries, container vessels, tankers, fishing vessels, cruise ships, barges, and tug supply vessels.

Available Information
The Company will make available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act free of charge through the Company's internet website at www.toddpacific.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

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

The majority of the Company's Government ship repair and overhaul contracts are awarded on an option basis under one of the Company's three cost-type contracts with the Navy and the Coast Guard. These contracts provide for reimbursement of costs, to the extent allocable and allowable under applicable government regulations, and payment of an incentive or award fee based on the Company's performance with respect to certain pre-established criteria. The Company also performs repair and overhaul work for the Navy and the Coast Guard on a fixed price basis through a formal bidding process.

The Company's commercial and Government ship repair and overhaul contracts contain customer payment terms that are determined by mutual agreement. Typically, the Company is periodically reimbursed through progress payments based on the achievement of certain agreed to benchmarks less a specified level of retention. Some vessel owners contracting for repair, maintenance, or conversion work also require some form and amount of performance and payment bonding, particularly state agencies. Because of these requirements the Company is bonded for certain projects in the cumulative amount of $2.1 million at March 28, 2004.

Construction Operations
During the third quarter of fiscal year 2003, the Company began work on a $5.2 million new construction project to build two large steel structures called "cutting edges." The cutting edges are barge like structures used as floating work platforms for the construction of the caissons which will eventually support the new Tacoma Narrows Bridge. The first cutting edge was delivered in March 2003 and the second was delivered in April 2003.

Prior to the Tacoma Narrows project, the Company's last new construction project was completed during the first quarter of fiscal year 2000, with the delivery of the Margarita II, a floating electrical power plant.

While the Company may selectively pursue new construction opportunities in the future, its primary focus will remain on repair, maintenance and overhaul business opportunities.

Distribution of Work
The approximate distribution of the Company's Shipyard revenues for each of the last three fiscal years is summarized as follows:

                               2004   2003   2002
Federal Government              84%    82%    79%
Commercial                      16%    18%    21%
Total                          100%   100%   100%

The distribution of the Company's revenues in fiscal year 2004 remains relatively unchanged from fiscal year 2003 and continues to be strongly influenced by the amount of repair, maintenance and overhaul work awarded under each of its three Navy cost-type contracts.

Future Operations
The Company plans to continue to actively pursue Government and commercial repair, maintenance and overhaul opportunities. International opportunities are limited because shipyards in foreign countries are often subsidized by their governments and in some cases enjoy significantly lower labor costs. These subsidies allow foreign shipyards to enter into production contracts at prices below their actual production costs. Competition for domestic construction and repair opportunities will continue to be intense as certain of the Company's larger competitors have more modern facilities, lower labor cost structures, or access to greater financial resources. The Company intends to capitalize on the advantages of its geographic location, the skills of its experienced workforce and production efficiencies developed over the past several years as it competes for repair, maintenance and overhaul opportunities.

Employees
The number of persons employed by the Company varies considerably depending primarily on the level of Shipyard activity. Employment averaged approximately 1,100 during fiscal year 2004 and totaled 867 employees on March 28, 2004.

During fiscal year 2004 an average of approximately 913 of the Company's Shipyard employees were covered by a union contract that became effective during the third quarter of fiscal year 2003. At March 28, 2004 approximately 685 Company employees were covered under this contract.

During the third quarter of fiscal year 2003, the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards) and Todd Pacific Shipyards reached an agreement on a new collective bargaining agreement. The Todd Pacific Shipyards eligible workforce ratified the agreement on October 22, 2002. The parties had been operating under an extension of the old agreement, which expired on July 31, 2002. The three-year agreement, which was effective retroactively to August 1, 2002, includes an annual 3.5% wage and fringe benefit increase. Management considers its relations with the various unions to be stable.

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

Competition
Competition in the domestic ship repair and overhaul industry is intense. The reduced size of the Government's active duty fleet has resulted in a significant decline in the total amount of Government business available to private sector shipyards, creating excess shipyard capacity and acute price competition. The Company competes for commercial and Government work with a number of other shipyards, some of which have more advantageous cost structures. The Company's competitors for repair, maintenance and overhaul work include non-union shipyards, shipyards with excess capacity and foreign government subsidized facilities. The Company's competitors for new construction work, in addition to West Coast competitors, include Gulf Coast and East Coast shipyards with lower wage structures, substantial financial resources or significant investments in productivity enhancing facilities.

Environmental and Bodily Injury Matters
The Company is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. Fines and penalties may be imposed for non-compliance with these laws. Such laws and regulations may expose the Company to liability for its acts, which are or were in compliance with all applicable laws at the time such acts were performed.

Recurring costs associated with the Company's environmental compliance program are expensed as incurred. Capital expenditures in connection with environmental compliance include a stormwater system of approximately $4.0 million. See Item 7. Management's Discussion and Analysis and Note 1 to the Consolidated Financial Statements for further discussion of these costs.

The Company has an accrued liability of $32.0 million as of March 28, 2004 for environmental and bodily injury matters. As assessments of environmental matters and remediation activities progress, these liabilities are reviewed periodically and adjusted to reflect additional technical, engineering and legal information that becomes available. The Company's estimate of its environmental liabilities is affected by several uncertainties such as, but not limited to, the method and extent of remediation of contaminated sites, the percentage of material attributable to the Company at the sites relative to that attributable to other parties, and the financial capabilities of the other Potentially Responsible Parties ("PRP") at most sites. The Company's estimate of its bodily injury liabilities is also affected as additional information becomes known regarding alleged damages from past exposure to asbestos at Company facilities. The Company is covered under its various insurance policies for some, but not all, potential environmental and bodily injury liabilities.

As of March 28, 2004, the Company has recorded an insurance receivable of $29.2 million, which mitigates a major portion of its accrued environmental and bodily injury liability. See Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 11 of the Notes to Consolidated Financial Statements for further information regarding the Company's environmental and bodily injury matters.

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

Backlog
At March 28, 2004 the Company's backlog consists of approximately $19 million of repair, maintenance, and conversion work. This compares with backlogs of approximately $22 million and $46 million at March 30, 2003 and March 31, 2002, respectively. The Company's current backlog is primarily attributable to firm repair, maintenance and conversion work scheduled for completion during fiscal year 2005.

Since work under the Company's Navy and Coast Guard phased maintenance contracts is at the option of the Navy and the U.S. Coast Guard, the Company cannot provide assurance as to the timing or level of work that may be performed under these contracts. Therefore, the decrease in the backlog is primarily due to the timing of the availabilities for the phased maintenance contracts. Projected revenues from these contracts are not included in the Company's backlog until contract options are exercised by these customers.

INVESTMENTS AND ACQUISITIONS

The Company routinely evaluates suitable investment opportunities that it believes will appropriately utilize the Company's resources. However, the Company has no present plans to make any direct investments in other businesses, either related or unrelated to ship repair and overhaul activities.

ITEM 2. PROPERTIES

The Company is required to maintain Navy certification on its drydocks and cranes in order to be eligible to bid on and perform work under certain Navy and United States Coast Guard ("Coast Guard") contracts. Throughout fiscal year 2004, the Company maintained all required certifications.

The design capacities of the Company's two remaining drydocks, both of which are located at the Shipyard, are as follows:

            Year       Type      Owned Leased   Max.Design       Date of Lease
Name        Built                              Capacity(in tons)   Expiration
Emerald Sea 1970      Steel        X              40,000               -
YFD-70      1945      Steel              X        17,500             4/15/06

YFD-54, a 5700 ton capacity wooden drydock built in 1943 that the Company had leased from the Navy since November 2, 1994, sank in heavy weather on October 11, 2003. After considerable effort, Todd raised YFD-54 on October 28, 2003 but the drydock required continuous pumping to keep afloat and remains out of service. Based on the estimated costs of repairing the damage sustained in the sinking, the drydock was declared a total constructive loss as of November 20, 2003, and the lease was thereby terminated as of that date. The Company maintained insurance coverage on YFD-54 and the costs associated with raising the drydock, less the applicable deductible, were covered under the insurance policies. Insurance covering the total constructive loss of the drydock is payable to the Navy.

The Company evaluates its plans for future operations of its remaining leased dry dock when the lease expiration date falls within the next operating cycle. The lease terms on drydock YFD-70 contain a nominal annual lease payment and a minimum amount of annual maintenance that the Company must perform. The lease also includes minimum levels of maintenance that the Company must perform during the life of the lease. The Company has included the nominal annual lease payment and the average annual maintenance cost that must be performed over the life of the lease on drydock YFD-70 in Note 9 of the Notes to the Consolidated Financial Statements (Item 8).

The Company's current Navy drydock certifications are for amounts that are less than the drydocks' maximum design capacity, however they are sufficient to allow the Company to perform work on all non-nuclear Navy vessels homeported in Puget Sound, as well as on all Coast Guard and Washington State Ferry vessels.

The Company believes that its owned and leased properties at the Shipyard are in reasonable operating condition given their age and usage, although the Company has from time to time been required to incur substantial expenditures to ensure the continuing serviceability of certain owned and leased machinery and equipment.

Towards the end of fiscal year 2001, the Company determined that such serviceability repairs would be required on the Emerald Sea to maintain Navy certification on a long-term basis. Certain time sensitive repairs began early in fiscal year 2002, while the Company evaluated several alternative repair scenarios and management's plans for future operations.

Once the Company completed its evaluation in fiscal year 2002, a comprehensive, multi-year refurbishment plan was approved by management that would allow the Company to maintain Navy certification into the future. This multi-year plan included scheduled refurbishment periods so repairs did not interfere with the on-going shipyard operations. With the de-commissioning of the USS Sacramento, transfer of the USS Bridge and USS Rainier to the Military Sealift Command and the uncertainties concerning the Navy's intent to do future repairs on the USS Camden, the Company is re-evaluating its Emerald Sea refurbishment plan. The Company will continue to assess the plan in light of its future drydock requirements and will make appropriate changes as needed to support Shipyard operations. Also, the Company performed an impairment analysis of the Emerald Sea and determined that this dry dock is not impaired.

Early in fiscal year 2004, the Company announced a special capital budget of approximately $13 million for planned improvements to its Seattle shipyard facility during its fiscal years 2004 and 2005. These improvements include the replacement of a major pier, a stormwater collection and discharge system and significant upgrades to its electrical system and are in addition to the Company's routine annual capital expenditures. During fiscal year 2004, the Company spent approximately $10.0 million of the special facilities capital budget , and $4.6 million on other shipyard capital expenditures.

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

At March 28, 2004, the Company maintained aggregate reserves of $32.0 million for pending claims and assessments relating to environmental matters, including $23.1 million associated with the Harbor Island Superfund Site (the "Harbor Island Site") and $8.1 million for asbestos related claims.

Funding for costs and payments of claims represented by such reserves is expected to be provided to a significant extent by receivables due from insurance companies under policies and insurance in place agreements described below. At March 28, 2004, such receivables aggregated $29.2 million.

Included in the reserves are sediment remediation costs for Harbor Island of $13.5 million that are expected to occur in fiscal year 2005. These costs are reflected in the Company's balance sheet under current liabilities. Likewise, the insurance receivable of $13.5 million relating to these reserves is reflected in the Company's balance sheet under current assets.

For more information, see Note 11 of the Notes to the Consolidated Financial Statements (Item 8.) below and to the discussion under the heading "Environmental Matters and Contingencies" in Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7.) below.

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

Harbor Island Site Insurance
In the fourth quarter of fiscal year 2001, the Company entered into a 30-year agreement with an insurance company that provides the Company with broad-based insurance coverage for the remediation of all of the Company's operable units at the Harbor Island Superfund Site.

The agreement provides coverage for the known liabilities in an amount exceeding the Company's current booked reserves of $23.1 million.
Additionally, the Company entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

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

Harbor Island Site History

To date, the EPA has separated the Harbor Island Site into three operable units that affect the Company: the Soil and Groundwater Unit (the "Soil Unit"), the Shipyard Sediments Operable Unit (the "SSOU") and the Sediments Operable Unit (the "SOU"). The Company, along with a number of other Harbor Island PRPs, received a Special Notice Letter from the EPA on May 4, 1994 pursuant to section 122 (e) of CERCLA. The Company entered into a Consent Decree for the Soil Unit in September 1994 under which the Company has agreed to remediate the designated contamination on its property. Removal of floating petroleum product from the water table began in October 1998 and is anticipated to continue through fiscal year 2009. The Company and the EPA are currently negotiating the extent and methodology of the soil remediation.

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

During the fourth quarter of fiscal year 2003, the company and the EPA entered into a Consent Decree for the cleanup of the SSOU, which, along with the associated Remedial Design Statement of Work for Remedial Action ("SOW"), was subsequently approved by the Department of Justice. The Consent Decree provides for the submittal of the Remedial Action Work Plan to the EPA subsequent to the approval by the EPA of the final design. The Remedial Action Work Plan will provide for construction and implementation of the remedy set forth in the ROD, the two Explanation of Significant Differences (issued in fiscal years 2000 and 2003), the SOW, and the design plans and specifications developed in accordance with the Remedial Action Work Plan and approved by the EPA. During the fourth quarter of fiscal year 2004 the Company submitted its Final Design Report to the EPA for the SSOU. The Final Design Report provides for the following actions to take place at the SSOU:

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

Pursuant to the current schedule, remediation of the SSOU is expected to begin in the second quarter of fiscal 2005. Current environmental regulations limit the period of time during the year that dredging may occur. Given these limits, dredging in the SSOU will require several years to complete. The current estimated cost of the SSOU cleanup is included in the environmental reserve.

During January 1998, the Company was notified by the EPA that testing would be required in the West Waterway of the Duwamish River outside the borders of the SSOU as part of the SOU. During May 1998, the Company entered into an Administrative Order on Consent to perform certain limited testing as part of the SOU investigation. After an evaluation of the results, the EPA issued a draft "no action" ROD on the SOU for public comment which if issued in final form would end the investigation of the SOU, requiring no remedial action.
The public comment period closed during the Company's fourth quarter of fiscal year 2000. In September 2003, the EPA issued the final "no action" ROD on the SOU. Given the EPA's issuance of the draft "no action" ROD in fiscal year 2000, the Company had not established a reserve for any remediation on the SOU.

Under the Federal Superfund law, potentially responsible parties may have liability for damages to natural resources in addition to liability for remediation. During the second quarter of fiscal year 2003, the Company began discussions with the natural resource trustees ("Trustees") for the Harbor Island Superfund Site ("Site") and continued these discussions during the remainder of fiscal year 2003. The Company anticipates that the Trustees will file a claim against the Company at some future date alleging damages to the natural resources at the Site caused by the release of hazardous substances. The best estimate of a potential natural resource damage claim has been included in the environmental reserve. The payment of any eventual claim is covered by the aforementioned insurance policy, except for the policy deductible, provided that aggregate policy limits have not been exceeded. The amount of the policy deductible payment is reflected in the Company's environmental reserve at March 28, 2004.

Other Environmental Remediation Matters

In January 2001, the EPA issued Special Notice letters naming the PRPs on the Hylebos Waterway Operable Unit of the Commencement Bay Superfund Site in Tacoma, Washington. The Company was not included on the EPA's list. Todd has been notified by other PRPs of their intent to bring a contribution action against the Company. Subsidiaries of the Company had a presence on the site from 1917-1925 and again from 1939-1946, for the most part, coinciding with World Wars I and II when the Company built war ships at the direction of the United States government. Several parties in 2000 hired an allocator to assign percentages of responsibility to all parties, historical and present, notwithstanding potential defenses or contractual claims. While the Company did not participate in the allocation process, the allocator's findings were taken into account in including an estimate of potential liability in the Company's reserve discussed below.

The Company has further been notified by the Commencement Bay Natural Resource Trustees ("Trustees") that the parties occupying the aforementioned property subsequent to 1946 have been allocated liability for natural resource damages. While the Trustees have not submitted a claim against the Company for natural resource damages, they have invited the Company to participate in a mediation with the PRPs to resolve intra-facility allocation issues. The Company is investigating the potential of any liability it may currently have for its presence on the site during World Wars I and II when it built war ships at the direction of the United States government.

The Company entered into a Consent Decree with the EPA for the clean up of the Casmalia Resources Hazardous Waste Management Facility in Santa Barbara County, California under the Resource Conservation and Recovery Act. The Company has included an estimate of the potential liability for this site in environmental reserves as discussed below. Immaterial payments began in fiscal year 1997 and will extend for up to ten years.

Asbestos Related Claims and Insurance

The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities.

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, dividing them into two different categories based on severity of illness. Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All other claims of a less medically serious nature are categorized as "non-malignant". The Company is currently defending approximately 25 "malignant" claims and approximately 563 "non-malignant" claims.

The relief sought in all cases varies greatly by jurisdiction and claimant. Included in the approximate 409 cases open as of March 28, 2004 are approximately 588 claimants. The exact number of claimants is not determinable as approximately 150 of the open cases include multiple claimant filings against 30-100 defendants. The filings do not indicate which claimants allege liability against the Company. The previously stated 588 claimants is the Company's best estimate taking known facts into consideration.

       Approximately 373 claimants do not assert any specific amount of relief sought.

       Approximately 160 claims contain standard boilerplate language asserting on behalf of each claimant a claim for compensatory damages of $2 million and punitive damages of $20 million against approximately 100 defendants. Approximately 20 claims set forth the same boilerplate language asserting $10-$20 million in compensatory and $10-$20 million in punitive damages on behalf of each claimant against approximately 30-100 defendants. Approximately 20 cases assert $1-$15 million in compensatory and $5-$10 million in punitive damages on behalf of each claimant against approximately 30-100 defendants.

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

As a result of claims resolution during fiscal year 2004, bodily injury reserves declined from $9.4 million at March 30, 2003 to $8.1 million at March 28, 2004. Likewise, bodily injury insurance receivables declined from $7.1 million to $5.8 million. These bodily injury liabilities and receivables are classified within the Company's Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

The Company has entered into agreements with several of its insurers to provide coverage for a significant portion of settlements and awards related to these bodily injury claims. These agreements have aggregate limits on amounts to be paid overall and formulas for amounts of payment on individual claims. The two most significant agreements provide coverage applicable to claims of exposure to asbestos occurring between 1949 and 1976 and occurring between 1976 through 1987. Insurance coverage for exposures to asbestos was no longer available from the insurance industry after 1987. Due to changes in federal regulations in the 1970's that resulted in the swift decline in commercial and military application of asbestos and increased regulation over the handling and removal of asbestos, there exists minimal risk of claims arising from exposure after 1987. Contractual formulas are utilized to determine the amount of coverage from each agreement on each claim settled or litigated. Once the initial date of alleged exposure to asbestos is determined, all contractual years subsequent to that date participate in the settlement. Since all known claims involve alleged exposure prior to 1976, the 1976 through 1987 agreement will participate in the settlement or judgment of all outstanding claims that are settled or litigated. As a result, and as the years remaining calculation set forth below indicates, the 1976 through 1987 agreement will exhaust prior to the 1949 through 1976 agreement. Based on historical claims settlement data only, the Company projects that at March 28, 2004, the 1949 through 1976 agreement will provide coverage for an additional 21.6 years and the 1976 through 1987 agreement will provide coverage for an additional 5.4 years. At March 30, 2003, the Company projected that these agreements would provide coverage for an additional 20.4 years and 5.2 years, respectively. The Company resolved 15 malignant claims in 2004 compared with 13 in 2003 and 20 in 2002. If historical settlement patterns or the rate of filing for new cases change in future periods, these estimated coverage periods could be shorter or longer than anticipated. Moreover, if one or both of these coverages are exhausted at some future date, the Company's costs related to subsequent claims and for legal expenses previously covered by these insurance agreements may increase. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims.

The following chart indicates the number of claims filed and resolved in the past three fiscal years, including the number of claims yet to be resolved at the end of each fiscal year. (Resolution includes settlements, adjudications and dismissals). The claims are further categorized as either malignant or non-malignant.

                                           Bodily Injury Claims
                                                   Non-
                                    Malignant    Malignant       Total

Outstanding, April 1, 2001               35          551          586
  Claims filed                           20           52           72
  Claims resolved                       (20)         (68)         (88)
Outstanding, March 31, 2002              35          535          570
  Claims filed                           14           72           86
  Claims resolved                       (13)         (73)         (86)
Outstanding, March 30, 2003              36          534          570
  Claims filed                            4           70           74
  Claims resolved                       (15)         (41)         (56)
Outstanding, March 28, 2004              25          563          588

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended March 28, 2004.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

The Company's stock is listed on the New York Stock Exchange (the "NYSE"). The following table sets forth, by quarter, the high and low composite sales prices of the stock as reported by the NYSE.

Quarter Ended                               High        Low
June 30, 2002                              17.12      11.10
September 29, 2002                         15.20      11.45
December 29, 2002                          15.85      11.65
March 30, 2003                             14.43      12.70
June 29, 2003                              16.03      12.56
September 28, 2003                         17.24      14.90
December 29, 2003                          18.26      15.82
March 28, 2004                             17.80      17.70

On May 21, 2004 the high and low prices of the Company's common stock on the NYSE were $17.40 and $17.10, respectively.

At May 21, 2004 there were 1,658 holders of record of 5,402,656 outstanding shares of common stock. During fiscal year 2004, the Company declared a ten cents ($0.10) per share cash dividend to be paid each quarter. The first dividend payment commenced on June 23, 2003 to shareholders of record as of June 2, 2003. Subsequent dividend payments were made each quarter, on September 23, 2003, December 23, 2003 and March 23, 2004.

On March 19, 2004, the Company declared a dividend of ten cents ($0.10) per shared to be paid June 23, 2004 to all shareholders of record as of June 8, 2004. On May 21, 2004, the Company declared a dividend of ten cents ($0.10) per share to be paid September 23, 2004 to all shareholders of record as of September 8, 2004.

It is the intent of the Company to consider and act upon the payment of future dividends on a regular quarterly basis. Future dividend declarations will depend, among other factors, on the Company's earnings and prospects, its cash position and investment needs.

ITEM 5C. TREASURY STOCK

The following table summarizes the purchases of the Company's common stock to be held in treasury for the past two fiscal years.
                                                                     Maximum
                                                 Total Shares       Number of
                                                 Purchased as      Shares that
Period    Total Number of    Average Price     part of publicly     may yet be
         Shares Purchased    Paid per Share     announced plan      purchased
Authorized                                                           500,000
Oct 2002     10,000            $12.04             10,000             490,000
Jan 2003        400             12.84                400             489,600
Feb 2003      7,200             12.84              7,200             482,400
Mar 2003      1,900             12.98              1,900             480,500
Apr 2003     22,400             12.94             22,400             458,100

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands of dollars, except for share data)

The following table summarizes certain selected consolidated financial data of the Company, which should be read in conjunction with the accompanying consolidated financial statements of the Company included in Item 8.

                 March 28,    March 30,   March 31,    April 1,   April 2,
                     2004         2003        2002        2001        2000

Operations:
Revenue          $147,794     $151,811    $121,945    $116,545(6)  $123,851
Operating
 income             2,166(1)     5,098(4)    6,902      11,950(7)     5,610(8)
Net income          4,032(2)     4,110(4)    7,018      16,727        8,132

Net income
 per share of
 common stock

 Basic EPS           0.76        0.78         1.05        1.74         0.83
 Diluted EPS         0.72        0.74         1.03        1.73         0.82

Financial position:
Working capital    36,362(3)   42,525       37,129(5)   59,293       64,880
Fixed assets       28,244(3)   16,634       16,595      17,358       17,356
Total assets      147,902     141,580      133,680(5)  164,900      139,209

Stockholders'
 equity          $ 71,371    $ 69,534     $ 65,997(5) $ 93,081     $ 76,185

(1) Operating income was impacted unfavorably by reduced commercial and other non-Navy volumes, higher direct costs on a fixed priced project, a non-cash charge arising from the provision for anticipated workers compensation claims costs due to the bankruptcy of one of the Company's previous insurance carriers, and higher overhead expenses.

(2) Net income was favorably impacted by a decrease in federal income tax expense due to the decrease in income before income taxes and the decrease in income tax expense of $1.1 million resulting from the resolution in the fourth quarter of certain income tax contingencies that were established in previous years.

(3) Early in fiscal year 2004, the Company announced a special capital budget of approximately $13 million for improvements to its Seattle shipyard facility during its fiscal years 2004 and 2005. These improvements include the replacement of a major pier, a stormwater collection and discharge system and significant upgrades to its electrical system and are in addition to the Company's routine annual capital expenditures. During fiscal year 2004, the Company spent approximately $10.0 million of the special facilities capital budget and $4.6 million on other shipyard capital expenditures.

(4) Operating income was impacted unfavorably by a non-recurring, non-cash charge of $0.8 million arising from the settlement of a portion of the Company's pension liabilities. This settlement transferred a portion of the Company's pension liability to an international labor union organization. Under the provisions of pension accounting, the settlement of these liabilities triggered recognition of certain cumulative differences between pension plan assumptions and actual results.

(5) In fiscal year 2002, the Company repurchased an aggregate of 4,136,124 shares of its common stock at a price of $8.25 per share through its tender offer ("Dutch Auction") that was completed as of July 31, 2001. The Company's working capital, total assets, and stockholders' equity declined approximately $34 million as a result of the share repurchases and related transactions.

(6) The Company's 2001 revenues were impacted favorably by an agreement reached with the U.S. Navy to share in certain environmental insurance costs. Under terms of the agreement, the Company was able to invoice and record revenue of $3.9 million during the fourth quarter of fiscal year 2001. The agreement also allowed the Company to invoice and recognize an additional $1.7 million in fiscal years 2002, 2003 and 2004, respectively. In addition, the Company received a favorable arbitration award on the Margarita II, a floating electrical power plant that was completed in fiscal year 2000. The award allowed the Company to recognize $1.9 million of revenue in the fourth quarter of fiscal year 2001.

(7) During fiscal year 2001, the Company recorded a net insurance settlement of $2.1 million, which was partially offset by a $1.5 million environmental and other reserve charge, resulting in an increase to income from operations of $0.6 million.

(8) During fiscal year 2000, the Company recorded an additional $5.6 million operating charge for environmental and other reserves. This charge was partially offset by a $0.9 million insurance settlement the Company reached with one of its insurance carriers.

ITEM 7.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Notes to the Consolidated Financial Statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith. The following discussion and analysis of financial condition and results of operations contain forward-looking statements, which involve risks and uncertainties. The Company's actual results in future periods may differ significantly from the results discussed in or anticipated by such forward looking statements. Certain factors, which may impact results for future periods, are discussed below under the captions "Overview - Profitability," and "Environmental Matters." Readers should also consider the statements and factors discussed under the caption "Operations Overview" in Item 1 and the discussion of environmental matters and related bodily injury claims set forth in Item 3 of this Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 28, 2004, together with the Notes to the Company's Consolidated Financial Statements for the fiscal year then ended.

Overview

Fiscal year 2004 started slowly, primarily because the Company's scheduled work for the Navy during the first quarter was postponed by ship deployments in support of military operations in Iraq. However, the Company's revenue increased significantly during the second quarter of the year. This increase was primarily attributable to a large concentration of repair, maintenance and overhaul work that was awarded under each of the Company's three U.S. Navy phased maintenance contracts as the previously deployed ships returned home. During this same period, the Company's commercial and non-Navy repair business was somewhat reduced, in part due to drydock maintenance projects that removed two of the company's docks from service for approximately 30 days each.

During the first half of fiscal year 2004, the Company recorded $65.6 million, or 44% of its full year revenue. The Company's operating and net income during the six month period were unfavorable because of the limited amount of Navy work in the first quarter, the impact of the reduced work on the Company's commercial and non-Navy results, and the impact of the $2.5 million provision for workers compensation claims arising from the bankruptcy of Fremont Indemnity Company, the Company's former workers compensation insurance carrier.

The financial results for the third and fourth quarters of this year were significantly stronger as revenues for the second half of the year increased to $82.2 million, an increase of 25% from the volumes experienced during the first half of the year. A significant portion of the increased revenues, operating income and net income experienced in the second half of the year was attributable to the high volume of Navy work that had been previously deferred due to military operations in Iraq. In spite of the improvement in the financial results for the second half, the Company's results were somewhat diminished by the Navy's decision to reduce the scope of work the Company performed on the USS Sacramento because of the ship's pending decommissioning. In addition, the Company experienced higher direct costs than planned on a fixed priced project that commenced in the third quarter and was completed early in the Company's fiscal year 2005. The impact of these cost increases, which had no corresponding revenue associated with them, reduced operating income by approximately $0.8 million.

For the full year ended March 28, 2004, the Company recorded revenue of $147.8 million, a decrease of $4.0 million, or approximately 3%, from fiscal year 2003 reported revenue of $151.8 million. This revenue decrease is primarily attributable to reduced commercial and other non-Navy work volumes.

During fiscal year 2004, the Company recorded operating income of $2.2 million on revenue of $147.8 million, or approximately 1% of revenue. This represents a decrease in operating income of $2.9 million, or approximately 58% from fiscal year 2003 operating income of $5.1 million. The decline in operating income was due to the previously mentioned reduced commercial and other non-Navy volumes, higher direct costs on a fixed priced project, a non-cash charge arising from the provision for anticipated workers compensation claim costs due to the bankruptcy of the Company's former workers compensation insurance carrier, and higher overhead expenses.

In addition, the Company recognized a $0.6 million gain on available for sale securities and $1.7 million in non-operating investment income for the year ended March 28, 2004. These amounts in addition to the operating income reported, resulted in fiscal year 2004 income before income tax expense of $4.5 million.

Auxiliary Oiler Explosive ("AOE") Contract

In June 2001, the Company was awarded by the Navy, a six-year, cost-type contract, under which the Navy has options to have the Company perform maintenance work on the Auxiliary Oiler Explosive ("AOE") class vessels. This contract represents the fourth consecutive, multi-year contract that the Company has been awarded by the Navy on the AOE class vessels. The three previous AOE contracts, which were each five years in duration, were all awarded on a competitive basis. This cost type contract provides for phased maintenance repairs to four Navy AOE class supply ships stationed in the Puget Sound area. The original contract included options for thirteen repair availabilities to be performed between 2001 and 2007 and was expected to have a notional value of approximately $180 million if all of the options were exercised. Since the award, five repair availabilities have been accomplished.

During the first quarter of fiscal year 2003, the Navy announced its intention to transfer the USS Rainier (AOE 7) and the USS Bridge (AOE 10) to the Military Sealift Command ("MSC") which results in five availabilities that will not be exercised under this contract. AOE 7 was transferred to MSC in August 2003. AOE 10 is currently scheduled to be transferred in the summer of 2004. The Company anticipates that MSC will contract for future work on these two vessels on a competitive basis. The potential impact of these transfers on the Company's future revenues will depend on such factors as the expenditures for maintenance by MSC, the Company's capacity to bid on future AOE 7 and AOE 10 work, and the Company's bidding success if such bids are submitted.

During the fourth quarter of fiscal year 2004, the Company announced that it was informed by the Navy that the USS Sacramento (AOE 1) is scheduled to be decommissioned on or about October 1, 2004. Of the two remaining availabilities on AOE 1, one was exercised on a reduced scale as a five-week, pier-side availability. The availability, originally scheduled for 12 weeks in duration, was to include a dry docking of the ship. The other availability of AOE 1 will not occur due to its decommissioning. The Company does not know at this point if it will be involved in any of the work related to the decommissioning of AOE 1.

The AOE contract contains options for two remaining repair availabilities on the USS Camden (AOE 2) before the contract expires in 2007. There is no assurance that these two remaining options will be exercised by the Navy in whole or in part.

Combatant Maintenance Team ("CMT") Contract

During the first quarter of fiscal year 2001, the Company was awarded, by the Department of the Navy on a sole source basis, a five year, cost-type contract for the repair and maintenance which at the time included six surface combatant class vessels (frigates and destroyers) stationed in the Puget Sound area. Although the Navy has not released a notional value of the maintenance work, the Company believes that the value may be approximately $60 million to $75 million if all options are exercised. Work on this contract is being performed primarily in the Company's Seattle shipyard.

Planned Incremental Availability ("PIA")

Subsequent to the end of fiscal year 2004, the Department of the Navy awarded the Company a five-year, cost-type contract with the long-term overhaul and maintenance to the NIMITZ CLASS aircraft carriers (CVN) home ported in Puget Sound. The contract consists of multiple contract options for planned incremental availabilities (PIA's), docking planned incremental availabilities (DPIA's) and continuous maintenance and upkeep for the USS LINCOLN (CVN-72), USS STENNIS (CVN-74), USS NIMITZ (CVN-68) and USS VINSON (CVN-70) when they are in Puget Sound. The work includes all types of non-nuclear ship repair, alteration and maintenance. All on-board work is accomplished by the Company workforce at Puget Sound Naval Shipyard in Bremerton, Washington, or Naval Station Everett.
The work is performed under a cost plus award fee with performance incentive fee contract and represents the second contract for aircraft carrier maintenance awarded to the Company. The first such contract, recently expired, was awarded in 1999. The Company is supported in this effort by various regional suppliers and subcontractors. Significant support is provided by the Company's two teaming partners for this contract, Pacific Ship Repair and Fabrication ("PacShip") and AMSEC LLC ("AMSEC"). The notional value for this five-year contract is approximately $133 million if all options are exercised. There is no assurance that all options will be exercised, in whole or in part.
United States Coast Guard - Multi-ship; Multi-options (MSMO contract).

During the fourth quarter of fiscal year 2004, the United States Coast Guard awarded the Company a contract to provide maintenance of two Polar Class icebreakers. The contract consists of multiple contract options for planned maintenance availabilities (PMA's) and docking planned maintenance availabilities (DPMA's) for the POLAR STAR (WAGB-10) and POLAR SEA (WAGB-11). The availabilities, and their companion planning options, extend through the last DPMA ending August 2008, and the last PMA ending on September 2008. The work to be performed includes availability planning and generalized ship maintenance and repairs as needed, with emphasis on propulsion and deck machinery work. The Company expects to team with the Coast Guard to identify the appropriate best value work scope and technical solutions for support of the two icebreakers. The Company will be supported in this effort by various regional suppliers and subcontractors.
The work will be performed under a cost plus incentive fee contract. The Company has performed similar work for the Coast Guard over the past several years under individual, competitively bid, firm fixed priced contracts. This current award marks the first time the Coast Guard has used a long term phased-maintenance approach on the two Polar Class icebreakers home ported in Seattle. The notional value of all options, if exercised by the Coast Guard, is approximately $50 million. There is no assurance that all options will be exercised, in whole or in part.
Electric Boat

During the fourth quarter of fiscal year 2004, the Company entered into a contract with Electric Boat Corporation of Groton, Connecticut ("Electric Boat") to support work on Trident submarines. During the period from May to September 2003, the Company completed planning and preparation work for Electric Boat. The Company has begun work on a follow-on contract to fabricate components and to accomplish associated steel outfitting, project management and quality assurance functions. This contract is associated with the retrofit work being accomplished by Electric Boat on the USS OHIO (SSBN
726) at the Puget Sound Naval Shipyard.

The Company's work is being performed under a cost plus incentive fee contract with Electric Boat for the fabrication work, and a firm fixed price contract for the associated project management and quality assurance work. The total value of these contracts is approximately $5.3 million and the work is scheduled to be completed in May 2004.

Bath Iron Works

During the fourth quarter of fiscal year 2004, the Company confirmed its expected participation, along with Southwest Marine, Inc., San Diego Division, on the team lead by Bath Iron Works, a subsidiary of General Dynamics (NYSE:GD), to perform Post Shakedown Availability work ("PSA") on DDG-51 Aegis Destroyers ("Destroyers"). The U.S. Navy contract for this work, which was awarded to Bath Iron Works, includes options for PSA work to be accomplished in Navy homeports of Everett, Washington and Pearl Harbor, HI.

The Company's expected participation will include the performance of the PSA work on between one and three Destroyers that are expected to be home ported in Everett, Washington. The first option, if exercised by the Navy, is anticipated to require work in the first quarter of calendar 2005 and would have a value of approximately $9 million. Any work that the Company performs for Bath Iron Works will be accomplished under a cost plus award fee subcontract still to be finalized between Bath Iron Works and the Company. If the Navy stations the second and third Destroyers at Everett, Washington and exercises options for PSA work on those ships, the anticipated contract value to the Company for its expected work on all three ships will be approximately $30 million between 2005 and 2007. The PSA work primarily involves the installation of system and equipment upgrades and/or ship alterations as required.

Business Volume and Backlog

At March 28, 2004 the Company's backlog consists of approximately $19 million of repair, maintenance, and conversion work. This compares with backlogs of approximately $22 million and $46 million at March 30, 2003 and March 31, 2002, respectively. The Company's current backlog is primarily attributable to firm repair, maintenance and conversion work scheduled for completion during fiscal year 2005.

Since work under the Company's Navy and Coast Guard phased maintenance contracts is at the option of the Navy and the U.S. Coast Guard, the Company cannot provide assurance as to the timing or level of work that may be performed under these contracts. Therefore, the decrease in the backlog is primarily due to the timing of the availabilities for the phased maintenance contracts. Projected revenues from these contracts are not included in the Company's backlog until contract options are exercised by these customers.

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

The preparation of financial statements requires the use of judgments and estimates. The Company's critical accounting policies are described below to provide a better understanding of how these judgments and estimates can impact the Company's financial statements. A critical accounting policy is one that management believes may contain difficult, subjective or complex estimates and assessments and is fundamental to the Company's results of operation. The Company has identified its most critical accounting policies as those which relate to: 1) Revenue Recognition, 2) Environmental Remediation, Bodily Injury, Other Reserves, and Insurance Receivable and 3) Deferred Pension Asset and Accrued Post Retirement Health Benefits. This discussion and analysis should be read in conjunction with the consolidated statements and related notes included elsewhere in this report.

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

Environmental Remediation, Bodily Injury, Other Reserves and Insurance
Receivable
The Company faces potential liabilities in connection with the alleged presence of hazardous waste materials at its Seattle shipyard and at several sites used by the Company for disposal of alleged hazardous waste. The Company has also been named as a defendant in a number of civil actions alleging damages from past exposure to toxic substances, generally asbestos, at former Company facilities that are now closed. At March 28, 2004, the Company maintained aggregate reserves of $32.0 million for pending claims and assessments relating to these environmental matters, including $23.1 million associated with the Company's Seattle shipyard site and $8.1 million for asbestos or bodily injury related claims.

The Company has various insurance policies and agreements that provide coverage on the costs to remediate these environmental sites and for the defense and settlement of bodily injury claims. At March 28, 2004, the Company had recorded an insurance receivable of $29.2 million relating to these environmental and bodily injury matters, including $23.1 million associated with the Company's Seattle shipyard site and $5.8 million for bodily injury related claims.

Included in the reserves are sediment remediation costs for Harbor Island of $13.5 million that are expected to occur in fiscal year 2005. These costs are reflected in the Company's balance sheet under current liabilities. Likewise, the insurance receivable of $13.5 million relating to these reserves is reflected in the Company's balance sheet under current assets.

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

YEAR TO YEAR COMPARISONS
2004 COMPARED WITH 2003

Net income for fiscal year 2004 decreased by $0.1 million, or 2% from fiscal year 2003 levels. This decrease was attributable to the reduced volume of commercial and non-Navy work, higher overhead expenses, and the non-cash charge arising from the provision for anticipated workers compensations claims due to the bankruptcy of one of the Company's previous insurance carriers. This decrease was mostly offset by a decrease in federal income tax expense of $1.1 million resulting from the resolution in the fourth quarter of certain income tax contingencies that were established in previous years.

Revenues
The Company recorded revenue of $147.8 million during fiscal year 2004, which represents a decrease of $4.0 million, or approximately 3%, from fiscal year 2003 reported revenue of $151.8 million. This is primarily attributable to reduced commercial and other non-Navy work volumes.

Cost of Revenues
Cost of revenues for fiscal year 2004 decreased by $1.6 million, or approximately 2% from fiscal year 2003. The majority of this decrease was attributable to decreases in work volumes experienced in fiscal year 2004 when compared to fiscal year 2003. Cost of revenues as a percentage of revenues was 73% and 72% for fiscal years 2004 and 2003, respectively.

The increase in cost of revenues as a percentage of revenue in fiscal year 2004 is primarily attributable to a charge recorded in the first quarter related to the unanticipated bankruptcy of one of the Company's previous insurance carriers. This charge, which reflects the Company's best estimate of the known liabilities associated with unpaid workers compensation claims arising from the two-year coverage period commencing October 1, 1998 is subject to change as additional facts are uncovered. Although the Company expects to recover a least a portion of these costs from the liquidation and other sources, the amount and the timing of any such recovery cannot be estimated currently and therefore no estimate of amounts recoverable is included in the current financial results.

Administrative and Manufacturing Overhead
Overhead costs for administrative and manufacturing activities increased by $1.3 million, or 3% from fiscal year 2003. Administrative and manufacturing overhead as a percentage revenue was approximately 26% and 24% for fiscal years 2004 and 2003, respectively. The increase in administrative and manufacturing overhead costs and as a percentage of revenue is attributable to increases in repair and maintenance expenses for the Company's dry docks, and expenses associated with recovery and maintaining the condition of the smaller of the Company's two dry docks that are leased from the U.S. Navy.

Provision for Environmental Reserves and Other
During fiscal year 2004 and fiscal year 2003, the Company received partial reimbursement of $0.2 million and $0.1 million, respectively from another Harbor Island potentially responsible party for certain past environmental costs incurred by the Company. This partial reimbursement is reflected in other insurance settlements in the Consolidated Statement of Income for the years ended March 28, 2004 and March 30, 2003.

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

Investment and Other Income
Investment and other income in fiscal year 2004 increased by $0.5 million or approximately 38% when compared to fiscal year 2003. The increase in investment and other income reported during fiscal year 2004 is primarily attributable to accelerated lease payments of $0.8 million received by the Company from one of its warehouse tenants under the terms of a negotiated lease buyout initiated by the tenant.

In both fiscal year 2004 and fiscal year 2003, the Company's average funds available for investment purposes were $36.6 million.

Gain on Sale of available-for-sale securities
During fiscal year 2004, the Company reported a net gain of $0.6 million on the sale of available-for-sale securities, which is an increase of $0.6 million. The significant increase in gains on the sale of available-for-sale securities reported in fiscal year 2004 is primarily attributable to market conditions that were more favorable during fiscal year 2004 as compared to fiscal year 2003.

Income Taxes
In fiscal year 2004, the Company recognized federal income tax expense of $0.5 million. This represents a decrease of $1.7 million, or approximately 79% in federal tax expense when compared to fiscal year 2003. This decrease is attributable to the decrease in income before taxes in fiscal year 2004 and the decrease in income tax expense of $1.1 million resulting from the resolution in the fourth quarter of certain income tax contingencies that were established in previous years.

The effective income tax rates recorded in fiscal years 2004 and 2003 were 10% and 35%, respectively. The statutory income tax rates for both fiscal years 2004 and 2003 were 34% and 34%, respectively.

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

Environmental Matters and Other Contingencies

The Company has provided total aggregate reserves of $32.0 million as of March 28, 2004 for its contingent environmental and bodily injury liabilities. Due to the complexities and extensive history of the Company's environmental and bodily injury matters, the amounts and timing of future expenditures is uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

The Company has various insurance policies and agreements that provide coverage of the costs to remediate environmental sites and for the defense and settlement of bodily injury cases. These policies and agreements are primarily with two insurance companies. Based upon the current credit rating of both of these companies, the Company anticipates that both parties will be able to perform under their respective policy or agreement. As of March 28, 2004, the Company has recorded an insurance receivable of $29.2 million to reflect the contractual arrangements with several insurance companies to share costs for certain environmental and other matters.

Included in the reserves are sediment remediation costs for Harbor Island of $13.5 million that are expected to occur in fiscal year 2005. These costs are reflected in the Company's balance sheet under current liabilities. Likewise, the insurance receivable of $13.5 million relating to these reserves is reflected in the Company's balance sheet under current assets.

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

In fiscal year 2004, the Company spent $0.3 million for environmental site remediation. All of these costs are reimbursable to the Company through its insurance coverages. An additional $1.1 million in environmental site remediation was spent by third party vendors under the direction of the Company's management. These costs were paid directly to the third party vendors under the Company's insurance policies. Most of these expenditures were related to the Harbor Island Site.

The Company spent approximately $0.5 million and $0.2 million on environmental site remediation in fiscal years 2003 and 2002, respectively. Of these amounts, approximately $0.5 million and $0.2 million, respectively, were reimbursable to the Company under the Company's insurance policies.

In addition to environmental site remediation costs, the Company spent a net $2 thousand on bodily injury cases after reimbursement under the Company's insurance policies in fiscal year 2004. In fiscal year 2003 and 2002, the Company spent $25 thousand and $0.5 million, respectively for bodily injury cases after reimbursement under the Company's insurance policies.

Actual costs to address the Harbor Island Site and other environmental sites and matters will depend upon numerous factors, including the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, technological developments and changes in environmental laws and regulations. The Company entered into a Consent Decree with the EPA during the fourth quarter of fiscal year 2003. As a result the company increased its Harbor Island Site reserves by an additional $9.1 million at the end of fiscal year 2003.

In the fourth quarter of fiscal year 2001, the Company entered into a 30-year agreement with an insurance company that will provide the Company with broad-based insurance coverage for the remediation of the Company's operable units at the Harbor Island Superfund Site.

The agreement provides coverage for the known liabilities in an amount exceeding the Company's current booked reserves of $23.1 million.
Additionally, the Company has entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

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

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, dividing them into two different categories based on severity of illness. Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All other claims of a less medically serious nature are categorized as "non-malignant". The Company is currently defending approximately 25 "malignant" claims and approximately 563 "non-malignant" claims.

The relief sought in all cases varies greatly by jurisdiction and claimant. Included in the approximate 409 cases open as of March 28, 2004 are approximately 588 claimants. The exact number of claimants is not determinable as approximately 150 of the open cases include multiple claimant filings against 30-100 defendants. The filings do not indicate which claimants allege liability against the Company. The previously stated 595 claimants is the Company's best estimate taking known facts into consideration.

Approximately 373 claimants do not assert any specific amount of relief sought.

Approximately 160 claims contain standard boilerplate language asserting on behalf of each claimant a claim for compensatory damages of $2 million and punitive damages of $20 million against approximately 100 defendants. Approximately 20 claims set forth the same boilerplate language asserting $10-$20 million in compensatory and $10-$20 million in punitive damages on behalf of each claimant against approximately 30-100 defendants. Approximately 20 cases assert $1-$15 million in compensatory and $5-$10 million in punitive damages on behalf of each claimant against approximately 30-100 defendants.

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

As a result of claims resolution during fiscal year 2004, bodily injury reserves declined from $9.4 million at March 30, 2003 to $8.1 million at March 28, 2004. Likewise, bodily injury insurance receivables declined from $7.1 million to $5.8 million. These bodily injury liabilities and receivables are classified within the Company's Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

The Company has entered into agreements with several of its insurers to provide coverage for a significant portion of settlements and awards related to these bodily injury claims. These agreements have aggregate limits on amounts to be paid overall and formulas for amounts of payment on individual claims. The two most significant agreements provide coverage applicable to claims of exposure to asbestos occurring between 1949 and 1976 and occurring between 1976 through 1987. Insurance coverage for exposures to asbestos was no longer available from the insurance industry after 1987. Due to changes in federal regulations in the 1970's that resulted in the swift decline in commercial and military application of asbestos and increased regulation over the handling and removal of asbestos, there exists minimal risk of claims arising from exposure after 1987. Contractual formulas are utilized to determine the amount of coverage from each agreement on each claim settled or litigated. Once the initial date of alleged exposure to asbestos is determined, all contractual years subsequent to that date participate in the settlement. Since all known claims involve alleged exposure prior to 1976, the 1976 through 1987 agreement will participate in the settlement or judgement of all outstanding claims that are settled or litigated. As a result, and as the years remaining calculation set forth below indicates, the 1976 through 1987 agreement will exhaust prior to the 1949 through 1976 agreement. Based on historical claims settlement data only, the Company projects that at March 28, 2004, the 1949 through 1976 agreement will provide coverage for an additional 21.6 years and the 1976 through 1987 agreement will provide coverage for an additional 5.4 years. At March 30, 2003, the Company projected that these agreements would provide coverage for an additional 20.4 years and 5.2 years, respectively. The Company resolved 15 malignant claims in 2004 compared with 13 in 2003 and 20 in 2002. If historical settlement patterns or the rate of filing for new cases change in future periods, these estimated coverage periods could be shorter or longer than anticipated. Moreover, if one or both of these coverages are exhausted at some future date, the Company's share of responsibility will increase for any subsequent claims and for legal expenses previously covered by these insurance agreements. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims.

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

Liquidity, Capital Resources and Working Capital

At March 28, 2004, the Company's cash and cash equivalents, and securities available-for-sale balances were $1.3 million and $30.7 million, respectively, for a total of $32.0 million. At March 30, 2003 the Company's cash and cash equivalents, and securities available for sale balances were $9.1 million and $32.1 million, respectively, for a total of $41.2 million.

The Company anticipates that its cash, cash equivalents and marketable securities position, anticipated fiscal year 2005 cash flow, access to credit facilities and capital markets, taken together, will provide sufficient liquidity to fund operations for fiscal year 2005. Accordingly, shipyard capital expenditures are expected to be financed from working capital. A change in the composition or timing of projected work could cause planned capital expenditures and repair and maintenance expenditures to change.

Net Cash Provided by Operating Activities
Net cash provided by operating activities was $7.0 million for the year ended March 28, 2004. This amount was primarily attributable to fiscal year net income adjusted for depreciation, an increase in accounts payable and accruals, a decrease in the insurance receivable offset by an increase in costs and estimated profits in excess of billings on incomplete contracts and a decrease in environmental and other reserves.

Net cash provided by operating activities was $13.1 million for the year ended March 30, 2003 and was primarily attributable to fiscal year net income adjusted for environmental and other reserves and accounts receivable, offset by increases in insurance receivables.

Investing Cash Flows
Net cash used in investing activities was $13.2 million for the year ended March 28, 2004 and consisted primarily of purchases of marketable securities and capital expenditures offset by sales and maturities of marketable securities.

Net cash used in investing activities was $21.6 million for the year ended March 30, 2003 and consisted primarily of purchases of marketable securities and capital expenditures offset by sales and maturities of marketable securities.

Capital Expenditures
Early in fiscal year 2004, the Company announced a special capital budget of approximately $13.0 million for planned improvements to its Seattle shipyard facility during its fiscal years 2004 and 2005. These improvements include the replacement of a major pier, a stormwater collection and discharge system and significant upgrades to its electrical system and are in addition to the Company's routine annual capital expenditures. During fiscal year 2004, the Company spent approximately $10.0 million of the special facilities capital budget and $4.6 million on other shipyard capital expenditures.

The Company plans to finance these capital projects from its projected future cash flows and existing working capital.

During fiscal year 2003, the Company spent approximately $2.8 million on new capital assets.

The capital expenditures for fiscal year 2004 are in addition to ongoing repair and maintenance expenditures in the Shipyard of $4.8 million, $5.4 million, and $3.9 million in fiscal years 2004, 2003, and 2002, respectively. The decrease in fiscal year 2004 repair and maintenance costs when compared to fiscal year 2003 is primarily attributable to a decrease in direct labor costs associated with the Company's multi-year refurbishment plan of its owned dry dock.

Financing Activities
Net cash used in financing activities for fiscal year 2004 was $1.5 million. This consisted primarily of dividends paid on common stock, offset by proceeds from the exercise of stock options.

On March 19, 2004, the Company declared a dividend of ten cents ($0.10) per share, payable on June 23, 2004, to shareholders of record as of June 8, 2004. Based on the current number of outstanding shares, the impact of this dividend will be approximately $0.5 million.

Net cash provided by financing activities for fiscal year 2003 was $14 thousand. This consisted primarily of a reduction in restricted cash and proceeds from the exercise of stock options, offset by the purchase of treasury stock.

Credit Facility
In fiscal year 2002, Todd Pacific Shipyards Corporation, a wholly owned subsidiary of the Company, negotiated a $10.0 million revolving credit facility with interest payable at the prime rate. The credit facility, which is renewable on a bi-annual basis, provides Todd Pacific with greater flexibility in funding its operational cash flow needs. Todd Pacific had no outstanding borrowings as of March 28, 2004 and March 30, 2003, respectively.

Commitments
The Company is subject to certain minimum operating lease payments on one of its dry docks that are charged to expense. These operating leases contain renewal options and minimum annual maintenance requirements. The minimum lease commitments are summarized in Note 9 of the Notes to Consolidated Financial Statements.

A surety company has issued contract bonds totaling $2.1 million for current repair, maintenance and conversion jobs as of March 28, 2004. Todd Pacific's trade accounts receivable on certain bonded jobs secure these various contract bonds.

Stock Repurchase
During the third quarter of fiscal year 2003, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock from time to time in open market or negotiated transactions. Under this authorization, the Company repurchased during the first quarter of fiscal year 2004 an aggregate of 22,400 shares in open market transactions. The shares were purchased at an average price of $12.94 per share for total consideration of $289,887.

Also during fiscal year 2004, 154,000 shares of treasury stock were reissued pursuant to the exercise of stock options held by four officers of the Company. 6,553,377 shares were held as treasury stock as of March 28, 2004.

The Company repurchased an aggregate of 19,500 shares during fiscal year 2003 in open market transactions at an average price of $12.44 per share for total consideration of $242,592. Also during fiscal year 2003, 7,334 shares of treasury stock were reissued pursuant to the exercise of stock options held by two officers of the Company. 6,684,977 shares were held as treasury stock as of March 30, 2003.

Labor Relations
Todd Pacific Shipyards currently operates under the terms and conditions of a collective bargaining agreement with the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards). The three-year agreement is in effect from August 1, 2002 to July 31, 2005. The Company believes its relationship with its labor unions to be stable.

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

Recent Accounting Pronouncements
In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("FAS No. 143), which is effective for fiscal years beginning after June 15, 2002 (fiscal year 2004 for the Company). FAS No. 143 provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under FAS No. 143, legal obligations associated with the retirement of long-lived assets are to be recognized at fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the assets' useful lives. Any subsequent changes to the fair value of the liability will be expensed. The adoption of FAS No. 143 did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Disclosure requirements apply to financial statements issued after January 31, 2003. FIN 46 applies to any business enterprise, public or private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. Since the Company has no contractual relationship or other business relationship with a variable interest entity, the adoption of FIN 46 did not have any effect on its consolidated financial position or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150 (FAS No. 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. FAS No. 150 represents a significant change in practice in accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and was effective for the Company at the beginning of our second quarter ended September 28, 2003. The adoption of SFAS No. 150 had no material impact on the Company's financial position, results of operations, or cash flows.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company does not own any derivative financial instruments as of March 28, 2004, nor does it presently plan to in the future. However, the Company is exposed to interest rate risk. The Company's interest income is most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents and certain marketable securities. The Company's marketable securities are also subject to the inherent market risks and exposures of the related debt and equity securities in both U.S. and foreign markets. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities. The Company believes that the risk associated with interest rate and market fluctuations related to these marketable securities is not a material risk based on a 1% sensitivity analysis.

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

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Todd Shipyards Corporation

We have audited the accompanying consolidated balance sheets of Todd Shipyards Corporation and subsidiaries (the "Company") as of March 28, 2004 and March 30, 2003, and the related consolidated statements of income, cash flows and stockholders' equity, for each of the three years in the period ended March 28, 2004. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Todd Shipyards Corporation and subsidiaries at March 28, 2004 and March 30, 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 28, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 16 to the financial statements, beginning March 31, 2002, the Company changed its method of accounting for stock-based employee compensation.

Seattle, Washington                           /s/Ernst & Young LLP
May 14, 2004

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

Our independent registered public accounting firm has performed audit procedures deemed appropriate to obtain reasonable assurance that the financial statements are free of material misstatement.

The Board of Directors provides oversight to the financial reporting process through its Audit and Compliance Committee, which meets regularly with management, corporate audit, and the independent registered public accounting firm to review the activities of each and to ensure that each is meeting its responsibilities with respect to financial reporting and internal controls.

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

/s/ Stephen G. Welch
Stephen G. Welch
President and Chief Executive Officer

/s/ Scott H. Wiscomb
Scott H. Wiscomb
Chief Financial Officer

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 28, 2004 and MARCH 30, 2003
(In thousands of dollars)
                                                     2004         2003
ASSETS
Cash and cash equivalents                         $  1,328     $  9,053
Securities available-for-sale                       30,682       32,126
Accounts receivable, less allowance for
 doubtful accounts of $48 and $98
  U.S. Government                                    5,591        4,322
  Other                                              2,039        3,928
Costs and estimated profits in excess of
 billings on incomplete contracts                   14,367        6,251
Inventory, less obsolescence reserve
 of $139 and $237                                    1,223        1,434
Insurance receivable - current                      13,500            -
Other current assets                                 1,233        1,268
Deferred taxes                                         867            -
Total current assets                                70,830       58,382

Property, plant and equipment, net                  28,244       16,634

Restricted cash                                      2,936        3,030
Deferred pension asset                              28,725       29,709
Insurance receivable                                15,748       32,427
Other long-term assets                               1,419        1,398
Total assets                                      $147,902     $141,580

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accruals                     $ 14,616     $  9,244
Accrued payroll and related liabilities              2,032        2,606
Billings in excess of costs and estimated
 profits on incomplete contracts                     1,924        1,357
Environmental and other reserves - current          13,500            -
Taxes payable other than income taxes                2,298        1,417
Income taxes payable                                    98          787
Deferred taxes                                           -          446
Total current liabilities                           34,468       15,857

Environmental and other reserves                    18,511       35,055
Accrued post retirement health benefits             15,791       16,588
Deferred taxes                                       4,930        3,025
Other non-current liabilities                        2,831        1,521
Total liabilities                                   76,531       72,046

Stockholders' equity:
Common stock $.01 par value-authorized
  19,500,000 shares, issued 11,956,033
  shares at March 28, 2004 and March 30, 2003,
  and outstanding 5,402,656 at March 28, 2004
  and 5,271,056 at March 30, 2003                      120          120
Paid-in capital                                     38,114       38,405
Retained earnings                                   79,918       78,573
Accumulated other comprehensive income                 393          429
Treasury stock (6,553,377 shares at March 28, 2004
  and 6,684,977 shares at March 30, 2003)          (47,174)     (47,993)
Total stockholders' equity                          71,371       69,534
Total liabilities and stockholders' equity        $147,902     $141,580

The accompanying notes are an integral part of this statement.
TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years Ended March 28, 2004, March 30, 2003, and March 31, 2002
(in thousands, except per share amounts)

                                          2004        2003        2002
Revenues                               $147,794    $151,811    $121,945

Operating Expenses:
 Cost of revenues                       107,758     109,406      84,787

 Administrative and
  manufacturing overhead                 38,115      36,832      30,721

 Provision for environmental
  and other reserves                          -         600           -

 Other insurance settlements               (245)       (125)       (465)

Total operating expenses                145,628     146,713     115,043

Operating income                          2,166       5,098       6,902

Investment and other income               1,717       1,240       1,816

Gain (loss) on available-for-sale
 securities                                 619          (9)      2,216

Income before income tax expense          4,502       6,329      10,934

Income tax expense                         (470)     (2,219)     (3,916)

Net income                             $  4,032    $  4,110    $  7,018

Net income per Common Share:

  Basic                                $   0.76    $   0.78    $   1.05
  Diluted                              $   0.72    $   0.74    $   1.03

Dividends declared, per common share   $   0.50    $   0.00    $   0.00

Weighted Average Shares Outstanding
  Basic                                   5,306       5,283       6,677
  Diluted                                 5,569       5,553       6,827

The accompanying notes are an integral part of this statement.
TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 28, 2004, March 30, 2003, and March 31, 2002
(in thousands of dollars)
                                                   2004      2003      2002
OPERATING ACTIVITIES:
Net income                                       $ 4,032   $ 4,110   $ 7,018
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Depreciation                                     2,996     2,774     3,020
  Deferred pension asset                             984     1,114       (65)
  Post retirement health benefits                   (797)     (816)     (783)
  Deferred income taxes                              592       951     3,339
Decrease (increase) in operating assets:
  Costs and estimated profits in excess of
   billings on incomplete contracts               (8,116)     (603)    3,971
  Inventory                                          211        55        42
  Accounts receivable                                620     7,574       321
  Insurance receivable                             3,179    (5,629)     (696)
  Other (net)                                        219      (787)        6
Increase (decrease) in operating liabilities:
  Accounts payable and accruals                    4,590        88    (9,691)
  Accrued payroll and related liabilities            736       295     1,377
  Billings in excess of costs and estimated
   profits on incomplete contracts                   567    (1,507)    1,231
  Environmental and other reserves                (3,044)    6,588       737
  Income taxes payable                              (689)   (1,130)      263
  Other (net)                                        881        20       475
Net cash provided by operating
 activities                                        6,961    13,097    10,565

INVESTING ACTIVITIES:
Purchases of marketable securities               (11,435)  (29,741)   (9,491)
Sales of marketable securities                     5,504     7,663    35,863
Maturities of marketable securities                7,339     3,300     5,550
Capital expenditures                             (14,606)   (2,825)   (2,171)
Net cash provided by (used in) investing
 activities                                      (13,198)  (21,603)   29,751

FINANCING ACTIVITIES:
Restricted cash                                       94       210       878
Purchase of treasury stock                          (290)     (243)  (34,631)
Proceeds from exercise of stock options              853        47       246
Dividends paid on common stock                    (2,145)        -         -
Collection of notes receivable from
 officers for common stock                             -         -       415
Net cash provided by (used in)
 financing activities                             (1,488)       14   (33,092)

Net increase (decrease) in cash and cash
 equivalents                                      (7,725)   (8,492)    7,224
Cash and cash equivalents at beginning of year     9,053    17,545    10,321
Cash and cash equivalents at end of year        $  1,328  $  9,053  $ 17,545
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
  Interest                                      $     23  $      -   $     5
  Income taxes                                       950     2,133       319
Non-cash investing and financing activities:
  Impairment of available-for-sale securities $ - $ 260 $ - The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended March 28, 2004, March 30, 2003, and March 31, 2002
(in thousands of dollars, except for shares)

                           2004                2003                2002

                     Shares    Amount    Shares    Amount    Shares    Amount
Common Stock
Balance at beginning
 of the year      5,271,056 $   120    5,283,222 $    120   9,362,680 $   120
Purchase of
 treasury stock     (22,400)      -      (19,500)       -  (4,136,124)      -
Exercise of
 stock options      154,000       -        7,334        -      56,666       -
Balance at end
 of the year      5,402,656 $   120    5,271,056 $    120   5,283,222 $   120

Paid-in Capital
Balance at beginning
 of the year              - $38,405            -  $38,295           - $38,186
Stock based
 compensation             -     205            -      116           -     217
Proceeds from
 exercise of
 stock options            -    (256)           -       (6)          -    (108)
Reclass of put
 option liability         -    (240)           -        -           -       -
Balance at end
 of the year              - $38,114            -  $38,405           - $38,295

Retained Earnings
Balance at beginning
 of the year              - $78,573            -  $74,463           - $67,445
Net income for the
 year                     -   4,032            -    4,110           -   7,018
Dividends declared        -  (2,687)           -        -           -       -
Balance at end
 of the year              - $79,918            -  $78,573           - $74,463

Accumulated Other
 Comprehensive
 Income
Balance at beginning
 of the year              - $   429            - $   922            - $ 1,271
Net change in
 unrealized gains (losses)
 on available-for-sale
 securities, (net of tax) -     (36)           -    (493)           -    (349)
Balance at end
 of the year              - $   393            - $   429            - $   922

Treasury Stock
Balance at beginning
 of the year             - $(47,993)           -$(47,803)           -$(13,526)
Purchase of
 treasury stock          -     (290)           -    (243)           - (34,631)
Exercise of
 stock options           -    1,109            -      53            -     354
Balance at end
 of the year             - $(47,174)           -$(47,993)           -$(47,803)

Notes from Officers
Balance at beginning
 of the year               - $     -           - $     -           - $   (415)
 Notes Receivable
 from officers
 for common stock          - $     -           - $     -           - $    415
Balance at end
of the year                - $     -           - $     -           - $      -

Comprehensive Income
Net income                 - $ 4,032           - $ 4,110           - $  7,018
Other comprehensive
 income (loss) per
 above                     - $   (36)          - $  (493)          - $   (349)
Total comprehensive
 income                    - $ 3,996           - $ 3,617           - $  6,669

The accompanying notes are an integral part of this statement.
TODD SHIPYARDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 28, 2004, March 30, 2003, and March 31, 2002

1.  PRINCIPAL ACCOUNTING POLICIES

(A) Basis of Presentation - The Consolidated Financial Statements include the accounts of Todd Shipyards Corporation (the "Company") and its wholly owned subsidiaries Todd Pacific Shipyards Corporation ("Todd Pacific") and TSI Management, Inc. ("TSI"). All inter-company transactions have been eliminated. The Company's policy is to end its fiscal year on the Sunday nearest March 31. Certain reclassifications of prior year amounts in the Consolidated Financial Statements have been made to conform to the current year presentation, including the classification of certain other reserves and the related insurance receivable.

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

(D) Revenue Recognition - The Company recognizes revenue, costs, and profit on construction contracts in accordance with Statement of Position No. 81-1 (SOP No. 81-1), "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Revenue, costs, and profit on contracts are recognized on the percentage-of-completion method (determined based on direct labor hours). Revenue, costs, and profits on time-and-material contracts are recorded based upon direct labor hours at fixed hourly rates and cost of materials as incurred. Certain contracts provide for rights of audit of costs by the customer. Estimated inputs of pending audits are included in the estimates of contract revenue. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is recorded. Revisions to contract estimates are recorded as the estimating factors are refined. The effect of these revisions is included in income in the period the revisions are identified.

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

If the Company had elected to apply the expense recognition provision of FAS No. 123 to options granted prior to March 31, 2002, then the net income would have been adjusted as follows (the estimated fair value of the options is amortized to expense over the options' vesting period):

(in thousands,                                 Year Ended
  except per share data)               2004        2003        2002
Net income:
  As reported                      $  4,032    $  4,110    $  7,018
  add: Stock Compensation
  as recorded                           205         116         217
  Deduct:  Total stock-based
  employee compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effects           (407)       (340)       (445)
  Pro forma                        $  3,830    $  3,886    $  6,790

Net income per share:
 Basic
  As reported                      $   0.76    $   0.78    $   1.05
  Pro forma                            0.72        0.73        1.02

 Diluted
  As reported                          0.72        0.74        1.03
  Pro forma                        $   0.69    $   0.70    $   0.99

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

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("FAS No. 143), which is effective for fiscal years beginning after June 15, 2002 (fiscal year 2004 for the Company). FAS No. 143 provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under FAS No. 143, legal obligations associated with the retirement of long-lived assets are to be recognized at fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the assets' useful lives. Any subsequent changes to the fair value of the liability will be expensed. The adoption of FAS No. 143 did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Disclosure requirements apply to financial statements issued after January 31, 2003. FIN 46 applies to any business enterprise, public or private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. Since the Company has no contractual relationship or other business relationship with a variable interest entity, the adoption of FIN 46 did not have any effect on its consolidated financial position or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150 (FAS No. 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. FAS No. 150 represents a significant change in practice in accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and was effective for the Company at the beginning of our second quarter ended September 28, 2003. The adoption of SFAS No. 150 had no material impact on the Company's financial position, results of operations, or cash flows.

3.  RESTRICTED CASH AND SURETY LINE

A surety company has issued contract bonds totaling $2.1 million for current repair, maintenance and conversion jobs as of March 28, 2004. Todd Pacific's trade accounts receivable on certain bonded jobs secure these various contract bonds.

The long-term restricted cash relates primarily to the Harbor Island Superfund site clean up and will be released upon the Company satisfying certain remediation provisions. Also included is $0.2 million and $0.3 million as of March 28, 2004 and March 30, 2003, respectively, of restricted cash which will be released upon completion or acceptance of the contracted work and completion of related warranty periods and consists primarily of amounts related to work for the Washington State Ferry System.

4.  SECURITIES AVAILABLE FOR SALE

Securities available-for-sale are carried at fair value. The following is a summary of available-for-sale securities:

                          Amor-    Gross       Gross
                         tized  Unrealized  Unrealized    Fair
(In thousands)            Cost     Gains      Losses      Value

March 28, 2004

Debt securities:

 U.S. Treasury securities
 and agency obligations  $ 2,865  $   18      $    -     $ 2,883

 U.S. corporate
  securities              20,197     297         (12)     20,482

 Mortgage-backed
  securities               6,288      98           -       6,386

Total debt securities     29,350     413         (12)     29,751

Equity securities:

 U.S. securities             360      76           -         436

 Foreign stock               366     129           -         495

Total equity securities      726     205           -         931

Total securities         $30,076  $  618     $   (12)    $30,682

March 30, 2003

Debt securities:

 U.S. Treasury securities
 and agency obligations  $ 4,949  $   53      $    -     $ 5,002

 U.S. corporate
  securities              14,122     354           -      14,476

 Mortgage-backed
  securities               9,876     166           -      10,042

Total debt securities     28,947     573           -      29,520

Equity securities:

 U.S. securities           2,153     186        (200)      2,139

 Foreign stock               365     102           -         467

Total equity securities    2,518     288        (200)      2,606

Total securities         $31,465  $  861     $  (200)    $32,126

The Company had gross realized gains of $683 thousand, $255 thousand, and $2.4 million on sales of available-for-sale securities for fiscal years 2004, 2003 and 2002 respectively.

The Company had gross realized losses of $64 thousand, $264 thousand, and $156.6 thousand on sales of available-for-sale securities for fiscal year 2004, 2003 and 2002, respectively.

The amortized cost and estimated fair value of the Company's available-for-sale debt, mortgage-backed and equity securities are shown below:


                                            Amortized      Fair
(In thousands)                                Cost         Value
March 28, 2004

Debt securities:
 Due in one year or less                    $  4,957      $ 5,048
 Due after one year through three years       18,105       18,317
Subtotal                                      23,062       23,365

Mortgage-backed securities                     6,288        6,386
Equity securities                                726          931
Total                                       $ 30,076     $ 30,682

March 30, 2003

Debt securities:
 Due in one year or less                    $  4,025     $  4,090
 Due after one year through three years       15,046       15,388
Subtotal                                      19,071       19,478

Mortgage-backed securities                     9,876       10,042
Equity securities                              2,518        2,606
Total                                       $ 31,465     $ 32,126

5.  CONTRACTS

Auxiliary Oiler Explosive ("AOE") Contract
In June 2001, the Company was awarded by the Navy, a six-year, cost-type contract, under which the Navy has options to have the Company perform maintenance work on the Auxiliary Oiler Explosive ("AOE") class vessels. This contract represents the fourth consecutive, multi-year contract that the Company has been awarded by the Navy on the AOE class vessels. The three previous AOE contracts, which were each five years in duration, were all awarded on a competitive basis. This cost type contract provides for phased maintenance repairs to four Navy AOE class supply ships stationed in the Puget Sound area. The original contract included options for thirteen repair availabilities to be performed between 2001 and 2007 and was expected to have a notional value of approximately $180 million if all of the options were exercised. Since the award, five repair availabilities have been accomplished.

During the first quarter of fiscal year 2003, the Navy announced its intention to transfer the USS Rainier (AOE 7) and the USS Bridge (AOE 10) to the Military Sealift Command ("MSC") which results in five availabilities that will not be exercised under this contract. AOE 7 was transferred to MSC in August 2003. AOE 10 is currently scheduled to be transferred in the summer of 2004. The Company anticipates that MSC will contract for future work on these two vessels on a competitive basis. The potential impact of these transfers on the Company's future revenues will depend on such factors as the expenditures for maintenance by MSC, the Company's capacity to bid on future AOE 7 and AOE 10 work, and the Company's bidding success if such bids are submitted.

During the fourth quarter of fiscal year 2004, the Company announced that it was informed by the Navy that the USS Sacramento (AOE 1) is scheduled to be decommissioned on or about October 1, 2004. Of the two remaining availabilities on AOE 1, one was exercised on a reduced scale as a five-week, pier-side availability. The availability, originally scheduled for 12 weeks in duration, was to include a dry docking of the ship. The other availability of AOE 1 will not occur due to its decommissioning. The Company does not know at this point if it will be involved in any of the work related to the decommissioning of AOE 1.

The AOE contract contains options for two remaining repair availabilities on the USS Camden (AOE 2) before the contract expires in 2007. There is no assurance that these two remaining options will be exercised by the Navy in whole or in part.

Combatant Maintenance Team ("CMT") Contract
During the first quarter of fiscal year 2001, the Company was awarded, by the Department of the Navy on a sole source basis, a five year, cost-type contract for the repair and maintenance which at the time included six surface combatant class vessels (frigates and destroyers) stationed in the Puget Sound area. Although the Navy has not released a notional value of the maintenance work, the Company believes that the value may be approximately $60 million to $75 million if all options are exercised. Work on this contract is being performed primarily in the Company's Seattle shipyard, as well as at Naval Station Everett, depending on the type of work to be performed.

Planned Incremental Availability ("PIA")
Subsequent to the end of fiscal year 2004, the Department of the Navy awarded the Company a five-year, cost-type contract with the long-term overhaul and maintenance to the NIMITZ CLASS aircraft carriers (CVN) home ported in Puget Sound. The contract consists of multiple contract options for planned incremental availabilities (PIA's), docking planned incremental availabilities (DPIA's) and continuous maintenance and upkeep for the USS LINCOLN (CVN-72), USS STENNIS (CVN-74), USS NIMITZ (CVN-68) and USS VINSON (CVN-70) when they are in Puget Sound. The work includes all types of non-nuclear ship repair, alteration and maintenance. All on-board work is accomplished by the Company workforce at Puget Sound Naval Shipyard in Bremerton, Washington, or Naval Station Everett.

The work is performed under a cost plus award fee with performance incentive fee contract and represents the second contract for aircraft carrier maintenance awarded to the Company. The first such contract, recently expired, was awarded in 1999. The Company is supported in this effort by various regional suppliers and subcontractors. Significant support is provided by the Company's two teaming partners for this contract, Pacific Ship Repair and Fabrication ("PacShip") and AMSEC LLC ("AMSEC"). The notional value for this five-year contract is approximately $133 million if all options are exercised.

United States Coast Guard - Multi-ship; Multi-options (MSMO contract)
During the fourth quarter of fiscal year 2004, the United States Coast Guard awarded the Company a contract to provide maintenance of two Polar Class icebreakers. The contract consists of multiple contract options for planned maintenance availabilities (PMA's) and docking planned maintenance availabilities (DPMA's) for the POLAR STAR (WAGB-10) and POLAR SEA (WAGB-11). The availabilities, and their companion planning options, extend through the last DPMA ending August 2008, and the last PMA ending on September 2008. The work to be performed includes availability planning and generalized ship maintenance and repairs as needed, with emphasis on propulsion and deck machinery work. The Company expects to team with the Coast Guard to identify the appropriate best value work scope and technical solutions for support of the two icebreakers. The Company will be supported in this effort by various regional suppliers and subcontractors.
The work will be performed under a cost plus incentive fee contract. The Company has performed similar work for the Coast Guard over the past several years under individual, competitively bid, firm fixed priced contracts. This current award marks the first time the Coast Guard has used a long term phased-maintenance approach on the two Polar Class icebreakers home ported in Seattle. The notional value of all options, if exercised by the Coast Guard, is approximately $50 million. There is no assurance that all options will be exercised, in whole or in part.
Electric Boat
During the fourth quarter of fiscal year 2004, the Company entered into a contract with Electric Boat Corporation of Groton, Connecticut ("Electric Boat") to support work on Trident submarines. During the period from May to September 2003, the Company completed planning and preparation work for Electric Boat. The Company has begun work on a follow-on contract to fabricate components and to accomplish associated steel outfitting, project management and quality assurance functions. This contract is associated with the retrofit work being accomplished by Electric Boat on the USS OHIO (SSBN
726) at the Puget Sound Naval Shipyard.

The Company's work is being performed under a cost plus incentive fee contract with Electric Boat for the fabrication work, and a firm fixed price contract for the associated project management and quality assurance work. The total value of these contracts is approximately $5.3 million and the work is scheduled to be completed in May 2004.

Unbilled Receivables - Certain unbilled items on completed contracts (costs and estimated profits in excess of billings) included in accounts receivable were approximately $2.5 million at March 28, 2004 and $1.0 million at March 30, 2003.

Customers - Revenues from the U.S. Government were $123.8 million (84%), $123.9 million (82%) and $96.1 million (79%) in fiscal years 2004, 2003, and 2002, respectively. Revenues from the Washington State Ferry System were $4.4 million (3%), $4.9 million (3%) and $10.3 million (8%) in fiscal year 2004, 2003 and 2002, respectively.

6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment and accumulated depreciation at March 28, 2004 and March 30, 2003 consisted of the following (in thousands):

                                               2004        2003
Land                                        $  1,151    $  1,151
Buildings                                     13,457      12,151
Piers, shipways and drydocks                  29,326      24,516
Machinery and equipment                       46,881      38,492
Total plant and equipment, at cost            90,815      76,310

Less accumulated depreciation                (62,571)    (59,676)
Plant, property and equipment, net          $ 28,244    $ 16,634

The Company recognized $3.0 million, $2.8 million, and $3.0 million of depreciation expense in fiscal years 2004, 2003 and 2002, respectively.

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

Under a provision of the Omnibus Budget Reform Act of 1990 ("OBRA `90") the Company transferred approximately $1.6 million and $1.7 million in excess pension assets from its Retirement System into a fund to pay fiscal year 2004 and 2003 retiree medical benefit expenses, respectively. OBRA `90 was modified by the Work Incentives Improvement Act of 1999 to extend annual excess asset transfers through the fiscal year ending April 2, 2006.

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

On July 1, 2002, the Todd Galveston Metal Trades Council Pension Fund liability and assets were transferred from the Todd Shipyards Corporation Retirement System to an international labor union organization. This transfer resulted in a non-recurring, non-cash charge of $0.8 million.

The following is a reconciliation of the benefit obligation, plan assets, and funded status of the Company's sponsored plans.
                                                                   Other
                                                               Postretirement
                                            Pension Benefits      Benefits
                                              2004    2003      2004    2003
Change in Benefit Obligation
(in thousands of dollars)
 Benefit obligation at beginning of year   $27,870 $33,376  $15,396   $15,592
 Service cost                                  562     550        -         -
 Interest cost                               1,701   1,887      961     1,046
 Actuarial (gain)/loss                       1,093    (109)   4,679       474
 Benefits paid                              (1,923) (2,086)  (1,634)   (1,716)
 Plan Settlement                                  - (5,748)       -         -
 Benefit obligation at end of year         $29,303 $27,870  $19,402   $15,396

                                                                   Other
                                                               Postretirement
                                            Pension Benefits      Benefits
                                              2004    2003     2004      2003
Change in Plan Assets
(in thousands of dollars)
 Fair value of plan assets at beginning
   of year                                 $48,824 $60,799   $    -  $      -
 Actual gain (loss) on plan assets           7,103  (2,268)       -         -
Employer contribution                            -       -       51        48
 Asset transfer                             (1,634) (1,668)   1,634     1,668
 Benefits paid                              (1,923) (2,086)  (1,685)   (1,716)
 Plan Settlement                                 -  (5,953)       -         -
 Fair value of plan assets at end of year  $52,370 $48,824   $    -  $      -

                                                                   Other
                                                               Postretirement
                                            Pension Benefits      Benefits
                                              2004    2003     2004     2003
Funded Status Reconciliation
(in thousands of dollars)
 Funded status of plans                    $23,067 $20,954 $(19,402) $(15,396)
 Unrecognized prior service cost               126     363        -         -
 Unrecognized (gain)/loss                    5,532   8,392    2,095   (2,684)
 Deferred pension asset
  (accrued liability)                       28,725  29,709  (17,307)  (18,080)
Less: current portion included in
 "Accounts payable and accruals"                 -       -    1,516     1,492
Long-term accrued postretirement
 health benefits                           $     - $     - $(15,791) $(16,588)

                                                                  Other
                                                               Postretirement
                                            Pension Benefits      Benefits
                                              2004    2003      2004     2003
Weighted Average Assumptions
 Discount rate (1)                            5.75%   6.50%     5.75%    6.50%
 Expected return on plan assets(2)            7.25%   7.50%        -        -
 Rate of compensation increase                4.50%   4.50%        -        -
 Medical trend rate (retirees) (3)               -       -     10.50%    9.00%

(1) The Company reduced its discount rate assumption in fiscal year 2004 to reflect the overall decrease in long term interest rates generally available in the market.

(2) The Company reduced its expected return on plan assets assumption in 2004 to reflect the overall decrease in the expected performance of its plan assets due to market conditions.

(3) Postretirement benefit medical trend rate in fiscal year 2004 is 10.5% graded to 6.00% over 9 years. Fiscal year 2003 is 9.00% graded to 6.00% over 3 years. The increase in the medical trend rate is due to the increasing cost of prescription drugs and the age of the plan participants.

                                                                Other
                                                           Postretirement
                                 Pension Benefits             Benefits
                              2004     2003     2002   2004     2003     2002
Components of Net Periodic
 Benefit Cost
 (in thousands of dollars)
  Service Cost              $  562   $  550   $  480 $    -    $   -    $   -
  Interest cost on
   projected benefit
   obligation                1,701    1,887    2,283    961    1,046    1,046
  Expected return on
   plan assets              (3,538)  (4,004)  (4,660)     -        -        -
  Amortization of prior
   service cost                238      233      245      -        -        -
  Recognized actuarial
   (gain)/loss                 388        -        -   (100)    (162)    (174)
  Plan Settlement                -      780        -      -        -        -
  Net periodic (benefit)
   cost before OBRA '90       (649)    (554)  (1,652)   861      884      872
  Transfer of assets for
   payment of retiree
   medical benefits
   (401(h) Plan)             1,634    1,668    1,587 (1,634)  (1,668)  (1,587)
Net periodic cost (benefit)$   985  $ 1,114  $   (65) $(773)   $(784) $  (715)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:
                                                                    Other
                                                                Postretirement
                                                                   Benefits
                                                                2004    2003
Effect of a 1% Increase in the Health Care Cost Trend On:
(in thousands of dollars)
 Service cost plus interest cost                             $    76  $    83
 Accumulated postretirement benefit obligation                 1,466    1,165

Effect of a 1% Decrease in the Health Care Cost Trend On:
(in thousands of dollars)
 Service cost plus interest cost                                 (67)     (73)
 Accumulated postretirement benefit obligation               $(1,308) $(1,040)

Union Pension Plans - Operating Shipyard - The Company participates in several multi-employer plans, which provide defined benefits to the Company's collective bargaining employees. The expense for these plans totaled $3.8 million, $3.4 million and $2.6 million, for fiscal years 2004, 2003 and 2002, respectively.

Union Pension Plans - Previously Operated Shipyards - The Company no longer sponsors union pension plans attributable to the prior operation of other shipyards. The ongoing operation and management of these plans has either been terminated or transferred to other parties.

Savings Investment Plan - The Company sponsors a Savings Investment Plan (the "Savings Plan"), under Internal Revenue Code Section 401, covering all non-union employees. Under the terms of the Savings Plan, which were modified in fiscal year 2001, the Company now contributes an amount up to 2.4% of each participant's annual salary depending on the participant's Savings Plan contributions. These Company contributions are subject to a two-year cliff-vesting. The Company incurred expenses related to this plan of $0.2 million, $0.1 million, and $0.1 million in fiscal years 2004, 2003, and 2002, respectively.

Asset allocations - The weighted-average asset allocations for the pension plan by asset categories are as follows.

           Fiscal year ending              2004          2003

           Asset Category
            Equity Securities               29%           23%
            Fixed Income                    32            40
            Convertible Securities          39            37

           Total                           100%          100%

Investment strategy - The general investment objective is to obtain a rate of return and sufficient liquidity that will allow the plan to meet required benefit payments. Emphasis is placed on long-term performance and not short-term market aberrations. The assets are diversified among the following asset categories within allocation ranges approved by the Company's Board of Directors. These asset categories and respective allocation ranges are as follows.

                  Equities                    15-35%
                  Fixed Income                30-50%
                  Convertible Securities      20-40%

Future Cash Flow Information - Due to the well-funded status of the Company's pension plan, no contributions are required for the subsequent plan year. No funding of the Company's post-retirement benefit plan is anticipated in the subsequent plan year except to pay premium costs which are covered by the transfer of excess pension assets.

The estimated pension benefit payments and post-retirement premiums are as follows.
                                                             Other
                                                         Post-retirement
          Plan Year         Pension Benefits                Benefits
          7/03-6/04            $2,523                        $1,712
          7/04-6/05             2,360                         1,744
          7/05-6/06             2,336                         1,782
          7/06-6/07             2,411                         1,798
          7/07-6/08             2,444                         1,809
          7/08-6/13            11,799                         8,562

Medicare Drug Act - On December 8, 2003, the Medicare Prescription, Improvement and Modernization Act of 2003 (Medicare Drug Act) was signed into law. The Act introduces a prescription drug benefit under Medicare Part D as well as a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Specific authoritative guidance on the accounting for the Federal subsidy was not finalized until May 19, 2004.. Therefore, at this time the Company has elected to not recognize the impact of the Federal subsidy on our accumulated postretirement benefit obligation and net postretirement benefit costs. The future impact of this subsidy is estimated to be an actuarial gain of approximately $2.0 million to be amortized over the average service life of the plan participants.

8.  INCOME TAXES

Components of the income tax expense (benefit) are as follows (in thousands)

                                       2004      2003      2002

Current tax expense                 $ (141)   $ 1,002   $   390
Deferred tax expense (benefit)         611      1,217     3,526
Total income tax expense (benefit)  $  470    $ 2,219   $ 3,916

The provision for income taxes differs from the amount of tax determined by applying the federal statutory rate and is as follows (in thousands):
(percentages represent income tax expense (benefit) as a percent of income before income tax expense):

                                    2004            2003            2002
Tax provision at
  federal statutory tax rate  $ 1,531  34.0%  $ 2,152  34.0%  $ 3,827  35.0%
Reduction in
  current tax liability        (1,128)(25.1)%       -   0.0%        -   0.0%
Other - net                        67   1.5%       67   1.1%       89   0.8%
Income tax expense (benefit)  $   470  10.4%  $ 2,219  35.1%  $ 3,916  35.8%

This decrease in valuation allowance of $1.1 million is due to the resolution in the fourth quarter of certain income tax contingencies that were established in prior years.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities at March 28, 2004 and March 30, 2003 were as follows (in thousands):

                                        2004             2003
Deferred income tax assets:

Alternative minimum tax credit
  carryforwards                     $    835        $  1,597
Accrued employee benefits              7,750           7,174
Environmental and other reserves      11,204          12,269
Inventory reserves                        49              83
Reserve for doubtful accounts             15              34
Other                                    559             610
Total deferred income tax assets      20,412          21,767

Deferred income tax liabilities:
Insurance receivable                 (10,233)        (11,349)
Deferred pension income              (10,054)        (10,398)
Accelerated depreciation              (3,591)         (1,740)
Contract deferrals                       145          (1,020)
Securities available-for-sale           (192)           (231)
Other                                   (550)           (500)
Total deferred income tax
 liabilities                         (24,475)        (25,238)

Net deferred tax liability          $ (4,063)      $  (3,471)

The realization of deferred income tax assets is dependent upon the ability to generate taxable income in future periods. The Company has evaluated evidence supporting the realization of its deferred income tax assets and determined it is more likely than not that its deferred income tax assets will be realized.

During fiscal year 2004, the Company utilized approximately, $0.8 million in alternative minimum tax credits. The Company has approximately $0.8 million in remaining alternative minimum tax credit carryforwards that can be used in the future and have no expiration date.

9.  LEASES

Operating lease payments charged to expense were $0.8 million, $0.8 million and $0.9 million for fiscal years 2004, 2003 and 2002, respectively. Certain leases contain renewal options and minimum amounts of annual maintenance clauses. Minimum lease commitments at March 28, 2004 are summarized below (in thousands):

                                                      Operating
                                                        Leases
2005                                                 $    823
2006                                                      794
2007                                                       71
2008                                                       43
2009                                                       42
Thereafter                                                157

Total minimum lease commitments                      $  1,930

10.  FINANCING ARRANGEMENTS

During fiscal year 2002, the Company negotiated a $10.0 million revolving credit facility with interest payable at the prime rate. The credit facility, which is renewable on a bi-annual basis, provides the Company with greater flexibility in funding its operational cash flow needs. The Company had no outstanding borrowings as of March 28, 2004 and March 30, 2003, respectively.

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

The agreement provides coverage for the known liabilities in an amount exceeding the Company's current booked reserves of $23.1 million.
Additionally, the Company has entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

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

During the fourth quarter of fiscal year 2003, the company and the EPA entered into a Consent Decree for the cleanup of the SSOU, which, along with the associated Remedial Design Statement of Work for Remedial Action ("SOW"), was subsequently approved by the Department of Justice. The Consent Decree provides for the submittal of the Remedial Action Work Plan to the EPA subsequent to the approval by the EPA of the final design. The Remedial Action Work Plan will provide for construction and implementation of the remedy set forth in the ROD, the two Explanation of Significant Differences (issued in fiscal years 2000 and 2003), the SOW, and the design plans and specifications developed in accordance with the Remedial Action Work Plan and approved by the EPA. During the fourth quarter of fiscal year 2004 the Company submitted its Final Design Report to the EPA for the SSOU. The Final Design Report provides for the following actions to take place at the SSOU:

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

Pursuant to the current schedule, remediation of the SSOU is expected to begin in the second quarter of fiscal 2005. Current environmental regulations limit the period of time during the year that dredging may occur. Given these limits, dredging in the SSOU will require several years to complete. The current estimated cost of the SSOU cleanup is included in the environmental reserve resulting in an increase in that reserve of $6.1 million during fiscal year 2003. $5.7 million of that reserve is covered by the environmental insurance policy procured by the Company in fiscal year 2001.

During January 1998, the Company was notified by the EPA that testing would be required in the West Waterway of the Duwamish River outside the borders of the SSOU as part of the SOU. The Company in May 1998 entered into an Order on Consent to perform certain limited testing as part of the SOU investigation. After an evaluation of the results, the EPA issued a draft "no action" ROD on the SOU for public comment which if issued in final form would end the investigation of the SOU requiring no remedial action. The public comment period closed during the Company's fourth quarter of fiscal year 2000. In September 2003, the EPA issued the final "no action" ROD on the SOU. Given the EPA's issuance of the draft "no action" ROD in fiscal year 2000, the Company had not established a reserve for any remediation on the SOU.
The Company's environmental reserves for the entire Harbor Island Site aggregated $23.1 million at March 28, 2004.

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

Other Environmental Remediation Matters

In January 2001, the EPA issued Special Notice letters naming the PRPs on the Hylebos Waterway Operable Unit of the Commencement Bay Superfund Site in Tacoma, Washington. The Company was not included on the EPA's list. Todd has been notified by other PRPs of their intent to bring a contribution action against the Company. Subsidiaries of the Company had a presence on the site from 1917-1925 and again from 1939-1946, for the most part, coinciding with World Wars I and II when the Company built war ships at the direction of the United States government. Several parties in 2000 hired an allocator to assign percentages of responsibility to all parties, historical and present, notwithstanding potential defenses or contractual claims. While the Company did not participate in the allocation process, the allocator's findings were taken into account in including an estimate of potential liability in the Company's reserve discussed below.

The Company has further been notified by the Commencement Bay Natural Resource Trustees ("Trustees") that the parties occupying the aforementioned property subsequent to 1946 have been allocated liability for natural resource damages. While the Trustees have not submitted a claim against the Company for natural resource damages, they have invited the Company to participate in a mediation with the PRPs to resolve intra-facility allocation issues. The Company is investigating the potential of any liability it may currently have for its presence on the site during World Wars I and II when it built war ships at the direction of the United States government.

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

Asbestos-Related Claims and Insurance

The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities.

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, analyzing them in two different categories based on severity of illness.
Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All others of a less medically serious nature are categorized as "non-malignant". The Company is currently defending approximately 25 "malignant" claims and approximately 563 "non-malignant" claims.

The relief sought in all cases varies greatly by jurisdiction and claimant. Included in the approximate 409 cases open as of March 28, 2004 are approximately 588 claimants. The exact number of claimants is not determinable as approximately 150 of the open cases include multiple claimant filings against 30-100 defendants. The filings do not indicate which claimants allege liability against the Company. The previously stated 599 claimants is the Company's best estimate taking known facts into consideration.

Approximately 373 claimants do not assert any specific amount of relief sought.

Approximately 160 claims contain standard boilerplate language asserting on behalf of each claimant a claim for damages of $2 million compensatory and $20 million punitive against approximately 100 defendants. Approximately 20 claims set forth the same boilerplate language asserting $10-$20 million in compensatory and $10-$20 million in punitive damages on behalf of each claimant against approximately 30-100 defendants. Approximately 20 cases assert $1-$15 million in compensatory and $5-$10 million in punitive damages on behalf of each claimant against approximately 30-100 defendants.

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

As a result of claims resolution during fiscal year 2004, bodily injury reserves declined from $9.4 million at March 30, 2003 to $8.1 million at March 28, 2004. Likewise, bodily injury insurance receivables declined from $7.1 million to $5.8 million. These bodily injury liabilities and receivables are classified within the Company's Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

The Company has entered into agreements with several of its insurers to provide coverage for a significant portion of settlements and awards related to these bodily injury claims. These agreements have aggregate limits on amounts to be paid overall and formulas for amounts of payment on individual claims. The two most significant agreements provide coverage applicable to claims of exposure to asbestos occurring between 1949 and 1976 and occurring between 1976 through 1987. Insurance coverage for exposures to asbestos was no longer available from the insurance industry after 1987. Due to changes in federal regulations in the 1970's which resulted in the swift decline in commercial and military application of asbestos and increased regulation over the handling and removal of asbestos, there exists minimal risk of claims arising from exposure after 1987. Contractual formulas are utilized to determine the amount of coverage from each agreement on each claim settled or litigated. Once the initial date of alleged exposure to asbestos is determined, all contractual years subsequent to that date participate in the settlement. Since all known claims involve alleged exposure prior to 1976, the 1976 through 1987 agreement will participate in the settlement or judgement of all outstanding claims that are settled or litigated. As a result, and as the years remaining calculation set forth below indicates, the 1976 through 1987 agreement will exhaust prior to the 1949 through 1976 agreement. Based on historical claims settlement data only, the Company projects that at March 28, 2004, the 1949 through 1976 agreement will provide coverage for an additional 21.6 years and the 1976 through 1987 agreement will provide coverage for an additional 5.4 years. At March 30, 2003, the Company projected that these agreements would provide coverage for an additional 20.4 years and 5.2 years, respectively. The Company resolved 15 malignant claims in 2004 compared with 13 in 2003 and 20 in 2002. If historical settlement patterns or the rate of filing for new cases change in future periods, these estimated coverage periods could be shorter or longer than anticipated. Moreover, if one or both of these coverages are exhausted at some future date, the Company's share of responsibility will increase for any subsequent claims' and legal expense previously covered by these insurance agreements. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims.

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

The Company has recorded $0, $0.6 million and $0 in charges against earnings in fiscal years 2004, 2003, and 2002, respectively relating to additional reserves for environmental and bodily injury matters. These charges are classified in the Company's Consolidated Statements of Income as a Provision for environmental and other reserves. The Company's remediation costs and bodily injury claims paid are charged against the reserves recorded when paid. In certain cases, amounts paid by the Company are reimbursable under its existing contractual arrangements with several insurance companies. These reimbursements are recorded against the environmental insurance asset when collected. In other cases, the Company manages work conducted by third party vendors and submits invoices to its insurance companies for reimbursement on behalf of the third party vendor. In these cases, the insurance companies reimburse the third party vendor directly. These expenses and payments associated with third party vendors are taken into consideration when estimating the Company's environmental and bodily injury liabilities and amounts available for reimbursement under its contractual arrangements. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims.

The Company continues to negotiate with its insurance carriers and prior landowners and operators for certain past and future remediation costs. The Company has reached various agreements with its insurance carriers regarding the carriers' obligations for property damage occurring in previous fiscal years. These settlements were recorded as income and totaled $0.2 million, $0.1 million and $0.5 million in fiscal years 2004, 2003 and 2002, respectively. These settlements are classified in the Company's Consolidated Statements of Income as Other insurance settlements.

The Company has provided total aggregate reserves of $32.0 million as of March 28, 2004 for the above, described contingent environmental and bodily injury liabilities. Due to the complexities and extensive history of the Company's environmental and bodily injury matters, the amounts and timing of future expenditures is uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

The Company has various insurance policies and agreements that provide coverage on the costs to remediate environmental sites and for the defense and settlement of bodily injury cases. These policies and agreements are primarily with two insurance companies. Based upon the current credit rating of both of these companies, the Company anticipates that both parties will be able to perform under the policy or agreement. As of March 28, 2004, the Company has recorded an insurance receivable asset of $29.2 million to reflect contractual arrangements with several insurance companies to share costs for certain environmental matters.

Included in the reserves are sediment remediation costs for Harbor Island of $13.5 million that are expected to occur in fiscal year 2005. These costs are reflected in the Company's balance sheet under current liabilities. Likewise, the insurance receivable of $13.5 million relating to these reserves is reflected in the Company's balance sheet under current assets.

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

13.  COLLECTIVE BARGAINING AGREEMENT

Todd Pacific Shipyards currently operates under the terms and conditions of a collective bargaining agreement with the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards). The three-year agreement is in effect from August 1, 2002 to July 31, 2005. The Company believes its relationship with its labor unions to be stable.

During fiscal year 2004, an average of approximately 913 of the Company's Shipyard employees were covered by the collective bargaining agreement. At March 28, 2004 approximately 685 Company employees were covered under this contract.

14.  TREASURY STOCK

During the third quarter of fiscal year 2003, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock from time to time in open market or negotiated transactions. Under this authorization, during the first quarter of fiscal year 2004, the Company repurchased an aggregate of 22,400 shares in open market transactions. The shares were purchased at an average price of $12.94 per share for a total consideration of $289,887.

The Company repurchased an aggregate of 19,500 shares during fiscal year 2003 in open market transactions at an average price of $12.44 per share for total consideration of $242,592.

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

                              Total Shares of Common Stock
                                          Held in
                           Outstanding   Treasury      Issued
As of April 1, 2001         9,362,680    2,593,353   11,956,033
Shares Repurchased
 Through Dutch Auction     (4,136,124)   4,136,124            -
Options Exercised              56,666      (56,666)           -
As of March 31, 2002        5,283,222    6,672,811   11,956,033
Shares repurchased            (19,500)      19,500            -
Options Exercised               7,334       (7,334)           -
As of March 30, 2003        5,271,056    6,684,977   11,956,033
Shares repurchased            (22,400)      22,400            -
Options Exercised             154,000     (154,000)           -
As of March 28, 2004        5,402,656    6,553,377   11,956,033

15.  INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                             March 28,   March 30,   March 31,
                                                 2004        2003       2002
(in thousands, except per share amount)
Numerator:
  Numerator for basic and diluted net
    income per share:
    Net income                               $  4,032    $  4,110   $  7,018

Denominator:
  Denominator for basic net income per
    share - weighted average
    common shares outstanding                   5,306       5,283      6,677
  Effect of dilutive securities
  Stock options based
   on the treasury stock method using
   average market price                           263         270        150
Denominator for diluted net income per share    5,569       5,553      6,827

Basic income per share                       $   0.76    $   0.78   $   1.05
Diluted income per share                     $   0.72    $   0.74   $   1.03

16.  STOCK BASED COMPENSATION

The Company's Incentive Stock Compensation Plan (the "Plan"), approved by the Board of Directors in 1993 and subsequently ratified by the shareholders, provided for the granting of incentive stock options, non-qualified stock options, and restricted stock or any combination of such grants to directors, officers and key employees of the Company. An aggregate of 1,000,000 shares of common stock had been authorized for issuance under the Plan. Options issued under that Plan generally vest ratably over three years and expire not more than ten years from the date of grant and were granted at prices equal to the fair value on the date of grant. The Plan expired in 2003. At the time of expiration, there were 135,000 options that had not been granted under the Plan and they expired as well.

In anticipation of the expiration of the Plan, the Board of Directors approved the Todd Shipyards Corporation 2003 Incentive Stock Option Plan ("2003 Plan") in 2003 and it was ratified by the shareholders at the 2003 Annual Meeting. The 2003 Plan provides for the granting of incentive stock options, non-qualified stock options, performance share awards and restricted stock grants or any combination of such grants or awards to directors, officers and key employees of the Company to purchase shares of the Class A Common Stock of the Company. An aggregate of 250,000 shares of common stock has been authorized for issuance under the 2003 Plan.

A summary of stock option transactions for the years ended March 28, 2004, March 30, 2003 and March 31, 2002 is as follows:
                                                                Weighted
                                                                Average
                              Shares   Number    Option Price  Exercise
                           Exercisable of Shares    Per Share    Price
Outstanding, April 1, 2001             625,000   4.25  to  7.94   6.01
Exercisable, April 1, 2001    218,333        -   4.25  to  7.94   4.85
  Exercised                           (116,666)  4.25  to  6.00   4.61
Outstanding, March 31, 2002            508,334   4.25  to  7.94   6.33
Exercisable, March 31, 2002   245,001        -   4.25  to  7.94   6.00
  Exercised                             (7,334)  4.38  to  7.94   6.32
Outstanding, March 30, 2003            501,000   4.25  to  7.94   6.33
Exercisable, March 30, 2003   374,335        -   4.25  to  7.94   6.22
  Granted                              100,000            14.19  14.19
  Exercised                           (154,000)  4.25  to  7.94   5.53
Outstanding, March 28, 2004            447,000   6.55  to 14.19   8.37
Exercisable, March 28, 2004   347,000        -   6.55  to  7.94   6.69

At March 28, 2004, the Company has reserved 697,000 shares of its common stock for issuance under the Plan and the 2003 Plan.

As described in Note 1, the Company accounts for stock-based compensation to its employees and directors based on the expense recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123 (FAS No. 123), "Accounting for Stock-Based Compensation." The recognition provisions are applied to stock option grants awarded subsequent to March 31, 2002.

The outstanding stock options have a contractually weighted-average life of
4.8 years as of March 28, 2004. No options were granted during fiscal year 2002 or fiscal year 2003. The weighted average fair value of options granted in 2004 was $3.94.

The fair value of options granted in 2004 was calculated using a Black-Scholes option pricing model with the following weighted-average assumptions on the option grant date:
Pa
                                      Employee Stock Option
                                           Year Ended
                                             2004
Expected life (years)                         4
Expected volatility                          38%
Risk-free interest rate                       4%
Expected dividend yield                       3%

17.  SUBSEQUENT EVENTS

On April 1, 2004, the Company announced the U.S. Navy had awarded to its wholly owned subsidiary, Todd Pacific Shipyards, a five-year contract under which the Navy has options to have the Company provide long-term overhaul and maintenance to the NIMITZ CLASS aircraft carriers (CVN) homeported in Puget Sound.

18.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Financial results by quarter for the fiscal years ended March 28, 2004 and March 30, 2003 and are as follows. Each quarter is 13 weeks in length. (in thousands, except per share data):

                            Operating     Net       Net income(loss)
                             income     income         per Share
                 Revenues    (loss)     (loss)      Basic    Diluted

1st Qtr 2004    $ 21,138   $ (3,720)  $ (2,220)   $ (0.42)    $(0.42)
2nd Qtr 2004      44,433      2,619      1,980       0.37       0.35
3rd Qtr 2004      40,305      1,518      1,736       0.32       0.31
4th Qtr 2004      41,918      1,749      2,536       0.47       0.45

1st Qtr 2003      49,260      3,240      2,306       0.44       0.41
2nd Qtr 2003      40,583      2,743      1,973       0.37       0.36
3rd Qtr 2003      31,840       (613)      (117)     (0.02)     (0.02)
4th Qtr 2003      30,128       (272)       (52)     (0.01)     (0.01)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

PART III

** The information for the below items will be provided in, and is incorporated by reference to the 2004 Proxy Statement.

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

TODD SHIPYARDS CORPORATION
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Ernst & Young LLP, Independent Registered Public
 Accounting Firm.................................................*

Report of Management ............................................*

Consolidated Balance Sheets at March 28, 2004

  and March 30, 2003 ............................................*

Consolidated Statements of Income
For the years ended March 28, 2004,
 March 30, 2003 and March 31, 2002. .............................*

Consolidated Statements of Cash Flows
For the years ended March 28, 2004,
 March 30, 2003 and March 31, 2002. .............................*

Consolidated Statements of Stockholders' Equity
For the years ended March 28, 2004,
 March 30, 2003 and March 31, 2002. .............................*

Notes to Consolidated Financial Statements
For the years ended March 28, 2004,
 March 30, 2003 and March 31, 2002. .............................*

Consolidated Financial Statement Schedule
  II-Valuation and Qualifying Reserves.......................... *

All other schedules have been omitted because the required information is included in the Consolidated Financial Statements, or the notes thereto, or is not applicable or required.

     3.  Exhibits

The exhibits listed below are filed as part of, or furnished with, this annual report. Exhibits 32.1, 32.2, 99.1 are furnished rather than filed for purposes of the Securities Exchange Act of 1934 and shall not be deemed incorporated into any other filing by the Registrant unless such filing specifically provides for such incorporation.

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

3-2   By-Laws of the Company dated November 29, 1990,                   *
       as amended October 1, 1992 filed in the Company's
       Form 10-K Report for 1993 as Exhibit 3-2.

10-1   Savings Investment Plan of the Company effective                 *
       April 1, 1989 filed in the Company's Form 10-K
       Report for 1995 as Exhibit 10-9.

10-2   Todd Shipyards Corporation Retirement System Plan                *
       and Amendments thereto filed in the Company's Form
       10-K Report for 1995 as Exhibit 10-10.

10-3   Todd Shipyards Corporation Incentive Stock                       *
       Compensation Plan effective September 12, 2003, approved by the shareholders of the Company at the 2003 Annual
       Meeting of Shareholders filed as an appendix in the Company's definitive proxy statement for 2003 Annual Meeting of the shareholders.

10-4   Employment contract between the Company and Stephen G.           *
       Welch dated February 7, 2001.

10-5   Grant of Incentive Stock Option dated February 7, 2001           *
       to Stephen G. Welch pursuant to the Incentive Stock
       Compensation Plan

10-6   Put Agreement between the Company and Stephen G.                 *
       Welch dated February 7, 2001.

10-7   Todd Shipyards Corporation Incentive Stock                       *
       Compensation Plan effective October 1, 1993, approved by the shareholders of the Company at the 1994 Annual
       Meeting of Shareholders filed in the Company's Form 10-K
       Report for 1995 as Exhibit 10-19.

10-8   Employment contract between the Company and Thomas V             *
       dated June 4, 2003 filed in the Company's 10-K Report for 2003.

10-9   Todd Shipyards Corporation Executive Incentive                   #
       Compensation Plan effective March 31, 2003. (filed herewith)

22-1   Subsidiaries of the Company.                                     *

23     Consent of Ernst & Young LLP, Independent Registered
       Public Accounting Firm                                           #

31.1    Certification of Chief Executive Officer pursuant               #
                to Rule 13a-14 (filed herewith)

31.2     Certification of Chief Financial Officer pursuant               #
        to Rule 13a-14a(filed herewith)

32.1    Certification of Chief Executive Officer pursuant to Rule 13a-  #
            14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code. (furnished herewith)

32.2    Certification of Chief Financial Officer pursuant to Rule 13a-  #
            14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code. (furnished herewith)

99.1    Press Release dated May 25, 2004 announcing financial results   #
            for the Company's quarterly and nine month periods ending March 28, 2004. (furnished herewith)

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

On January 29, 2004, the Registrant filed a form 8-K, item 5, announcing that its wholly owned subsidiary, Todd Pacific Shipyards, had entered into a contract with Electric Boat Corporation to support their work on Trident submarines.

On February 6, 2004, the Registrant filed a form 8-K, item 5, announcing that its wholly owned subsidiary, Todd Pacific Shipyards, confirmed its expected participation, along with Southwest Marine, Inc., San Diego Division, on the team lead by Bath Iron Works, a subsidiary of General Dynamics (NYSE:GD), to perform Post Shakedown Availability work on DDG-51 Aegis Destroyers.

On March 1, 2004, the Registrant filed a form 8-K, item 5, announcing that it had been notified that its wholly owned subsidiary, Todd Pacific Shipyards, had been awarded a contract with the United States Coast Guard to provide long-term maintenance of two Polar Class icebreakers.

On April 1, 2004, the Registrant filed a form 8-K, item 5, announcing that its wholly owned subsidiary, Todd Pacific Shipyards, had been awarded a five-year contract with the United States Navy to provide long-term maintenance to the NIMITZ CLASS aircraft carriers (CVN) home ported in the Puget Sound.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TODD SHIPYARDS CORPORATION
Registrant

By: /s/ Scott H. Wiscomb
    Scott H. Wiscomb
    Chief Financial Officer,
    Principal Financial Officer,
    Principal Accounting Officer,
    and Treasurer
    May 21, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Brent D. Baird                 /s/ Steven A. Clifford
Brent D. Baird, Director           Steven A. Clifford, Director
May 21, 2004                       May 21, 2004

/s/ Patrick W.E. Hodgson           David F. Jeremiah
Patrick W.E. Hodgson,              /s/David F. Jeremiah, Director
Chairman,                          May 21, 2004
and Director
May 21, 2004

/s/ Joseph D. Lehrer              /s/ Philip N. Robinson
Joseph D. Lehrer, Director            Philip N. Robinson, Director
May 21, 2004                          May 21, 2004

/s/ Stephen G. Welch
Stephen G. Welch
President,
Chief Executive Officer,
and Director
May 21, 2004

Todd Shipyards Corporation
Schedule II - Valuation and Qualifying Reserves
For years ending March 28, 2004, March 30, 2003 and March 31, 2002
(in thousands)

Reserves deducted from assets to which they apply - Allowance for doubtful accounts:
                                                Year Ended
                                   March 28,     March 30,     March 31
                                       2004          2003         2002
Balance at beginning of period       $   98        $  150       $  100
Charged to costs and expenses             -             -           13
(Deductions) recoveries
 from reserves (1)                      (55)          (52)          37
Balance at close of period           $   43        $   98       $  150

Reserves deducted from assets to which they apply - Allowance for obsolete inventory:

Balance at beginning of period       $  237        $  280       $  280
Charged to costs and expenses             -             -            -
(Deductions) recoveries
 from reserves (2)                      (98)          (43)           -
Balance at close of period           $  139        $  237       $  280

Notes:
(1) Deductions from reserves represent uncollectible accounts written off less recoveries.

(2) Deductions from reserves represent obsolete inventory written off.