Form 10-Q
period 2004-06-27
TODD SHIPYARDS CORP
filed 2004-07-26
CIK 98537

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


   [X]      Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

               For the quarterly period ended June 27, 2004


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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act.       Yes [X]        No

There were 5,423,156 shares of the corporation's $.01 par value common stock outstanding at July 23, 2004.

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

ITEM 1.
FINANCIAL STATEMENTS
TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Quarterly Periods Ended June 27, 2004 and June 29, 2003
(In thousands of dollars, except per share data)

                                                         Quarter Ended
                                                      06/27/04  06/29/03

Revenues                                               $32,095   $21,138
Operating expenses:
Cost of revenues                                        21,387    17,608
Administrative and manufacturing overhead                9,016     7,418
Other insurance settlements                                (17)     (168)
Total operating expenses                                30,386    24,858
Operating income (loss)                                  1,709    (3,720)

Investment and other income                                186       315
Gain on available-for-sale securities                        -        18
Income (loss) before income tax expense                  1,895    (3,387)

Income tax (expense) benefit                              (673)    1,167

Net income (loss)                                      $ 1,222   $(2,220)

Net income (loss) per Common Share:
Basic                                                  $  0.23   $ (0.42)
Diluted                                                $  0.22   $ (0.42)

Dividends declared                                     $  0.10   $  0.20

Weighted Average Shares Outstanding
Basic                                                    5,408     5,268
Diluted                                                  5,638     5,268

Retained earnings at beginning of period               $79,918   $78,573
Net income (loss) for the period                         1,222    (2,220)
Dividends declared on common stock                        (543)   (1,064)
Retained earnings at end of period                     $80,597   $75,289

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
                                                        06/27/04   03/28/04
                                                       (Unaudited) (Audited)
ASSETS
Cash and cash equivalents                               $  2,713   $  1,328
Securities available-for-sale                             30,170     30,682
Accounts receivable, less allowance for
 doubtful accounts of $69 and $44
U.S. Government                                            6,012      5,591
Other                                                      3,128      2,039
Costs and estimated profits in excess of
  billings on incomplete contracts                         9,742     14,367
Inventory, less obsolescence reserve
  of $139 and $139                                         1,101      1,223
Insurance Receivable - current                            13,500     13,500
Other current assets                                       1,226      1,233
Deferred Taxes                                               840        867
Total current assets                                      68,432     70,830

Property, plant and equipment, net                        28,546     28,244

Restricted cash                                            2,897      2,936
Deferred pension asset                                    28,683     28,725
Insurance receivable                                      15,595     15,748
Other long-term assets                                     1,002      1,419
Total assets                                            $145,155   $147,902

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accruals                           $ 11,143   $ 14,616
Accrued payroll and related liabilities                    1,986      2,032
Billings in excess of costs and estimated
  profits on incomplete contracts                          2,293      1,924
Environmental and other reserves - current                13,500     13,500
Taxes payable other than income taxes                      2,094      2,298
Income taxes payable                                         311         98
Deferred Taxes                                                 -          -
Total current liabilities                                 31,327     34,468

Environmental and other reserves                          18,232     18,511
Accrued post retirement health benefits                   15,685     15,791
Deferred taxes                                             5,240      4,930
Other non-current liabilities                              2,754      2,831
Total liabilities                                         73,238     76,531

Commitments and contingencies

Stockholders' equity:
Common stock $.01 par value-authorized
  19,500,000 shares, issued 11,956,033
  shares at June 27, 2004 and March 28, 2004,
  and outstanding 5,423,156 at June 27, 2004
  and 5,402,656 at March 28, 2004                            120        120
Paid-in capital                                           38,146     38,114
Retained earnings                                         80,597     79,918
Accumulated other comprehensive income                        81        393
Treasury stock (6,532,877 shares at June 27,2004
  and 6,553,377 shares March 28,2004)                    (47,027)   (47,174)
Total stockholders' equity                                71,917     71,371
Total liabilities and stockholders' equity              $145,155   $147,902
The accompanying notes are an integral part of this statement.
TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Quarterly Periods Ended June 27, 2004 and June 29, 2003
(in thousands of dollars)
                                                            Period Ended
                                                          06/27/04  06/29/03
OPERATING ACTIVITIES:
Net income                                                $ 1,222   $(2,220)
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Depreciation                                                876       655
  Deferred pension asset                                       42       300
  Post retirement health benefits                            (106)     (200)
  Deferred income taxes                                       337    (1,322)
Decrease (increase) in operating assets:
  Costs and estimated profits in excess of
   billings on incomplete contracts                         4,625       495
  Inventory                                                   122      (199)
  Accounts receivable                                      (1,510)   (1,970)
  Insurance receivable                                        153       658
  Other (net)                                                 658       337
Increase (decrease) in operating liabilities:
  Accounts payable and accruals                            (3,473)     (169)
  Accrued payroll and related liabilities                     (46)    1,555
  Billings in excess of costs and estimated
   profits on incomplete contracts                            369       202
  Environmental and other reserves                           (279)     (229)
  Income taxes payable                                        213       891
  Other (net)                                                (281)     (307)
Net cash provided by operating activities                   2,922    (1,523)

INVESTING ACTIVITIES:
Purchases of marketable securities                              -      (802)
Sales of marketable securities                                  -       486
Maturities of marketable securities                             -     1,000
Capital expenditures                                       (1,179)   (2,528)
Net cash provided by (used in) investing
 activities                                                (1,179)   (1,844)

FINANCING ACTIVITIES:
Restricted cash                                                39        36
Purchase of treasury stock                                      -      (290)
Proceeds from exercise of stock options                       146        89
Dividends paid on common stock                               (543)     (533)
Collection of notes receivable from
 officers for common stock
Net cash provided by (used in)
 financing activities                                        (358)     (698)

Net increase (decrease) in cash and cash
 equivalents                                                1,385    (4,065)
Cash and cash equivalents at beginning of year              1,328     9,053
Cash and cash equivalents at end of year                    2,713     4,988

The accompany notes are an integral part of this statement.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Todd Shipyards Corporation (the "Company") filed its Consolidated Financial Statements for the fiscal year ended March 28, 2004 with the Securities and Exchange Commission on Form 10-K. The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis contained in that report should be read in connection with this Form 10-Q.

1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements are unaudited but in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial position and results of operations in accordance with accounting principles generally accepted in the United States applied on a consistent basis. The accompanying consolidated balance sheet as of March 28, 2004 is derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year then ended.

2.  NEW ACCOUNTING PRONOUNCEMENTS

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Drug Act) was signed into law. The Medicare Drug Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health benefit plans that provide prescription drug benefits that are deemed actuarially equivalent to the Medicare Part D. Previously, the Company had elected not to recognize the impact of the Federal subsidy on the accumulated post-retirement benefit obligation and net post-retirement benefit costs until specific authoritative guidance was finalized.

In the first quarter of fiscal year 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP No. 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. FSP No. 106-2 requires the disclosure of the effect of the subsidy on the measurement of the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost for the current period. The Company has elected prospective recognition, which affects accounting periods beginning after June 15, 2004. There is no impact for the first quarter of fiscal year 2005. The impact of the Federal subsidy for the remainder of fiscal year 2005 will be a reduction in the accumulated post-retirement benefit obligation of $2.0 million and an annual reduction in net post-retirement benefit costs of $105 thousand.

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

If the Company had elected to apply the expense recognition provision of FAS No. 123 to options granted prior to March 31, 2002, then the net income (loss) would have been adjusted as follows (the estimated fair value of the options is amortized to expense over the options' vesting period):

in thousands,
  (except per share data)                                Period Ended
                                                     06/27/04 06/29/03
Net income (loss)
  As reported                                        $ 1,222  $(2,220)
  Add: Stock compensation
  as recorded                                        $    33       29
  Deduct: Total stock-based
  employee compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effects                             (33)     (85)
Proforma                                             $ 1,222  $(2,276)

Net income (loss) per share
 Basic
  As reported                                        $  0.23  $ (0.42)
  Proforma                                           $  0.23  $ (0.43)

 Diluted
  As reported                                        $  0.22  $ (0.42)
  Proforma                                           $  0.22  $ (0.43)

4.  CONTRACTS

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

During the first quarter of fiscal year 2003, the Navy announced its intention to transfer the USS Rainier (AOE 7) and the USS Bridge (AOE 10) to the Military Sealift Command ("MSC") which results in five availabilities that will not be exercised under this contract. AOE 7 was transferred to MSC in August 2003. AOE 10 was transferred in June 2004. The Company anticipates that MSC will contract for future work on these two vessels on a competitive basis. The potential impact of these transfers on the Company's future revenues will depend on such factors as the expenditures for maintenance by MSC, the Company's capacity to bid on future AOE 7 and AOE 10 work, and the Company's bidding success if such bids are submitted.

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

During the first quarter of fiscal year 2005, MSC announced that it awarded the post turnover availability of the USS Bridge (AOE 10) to a competitor.

The AOE contract contains options for two remaining repair availabilities on the USS Camden (AOE 2) before the contract expires in 2007. There is no assurance that these two remaining options will be exercised by the Navy in whole or in part. The Company is currently scheduled to perform and is performing upkeep work on the USS Camden and the USS Sacramento.

During the first quarter of fiscal year 2005, the Company submitted a proposal to the Navy to settle all outstanding issues related to its Emerald Sea dry dock, which includes the Navy's share of the un-recovered repair, maintenance and operating costs of the dry dock. These are costs that the Company believes it is owed under the AOE contract. There can be no assurance that the Navy will agree to settle these issues with the Company nor is there any assurance that the amounts sought by the Company will be agreed to by the Navy.

Combatant Maintenance Team ("CMT") Contract
During the first quarter of fiscal year 2001, the Company was awarded, by the Department of the Navy on a sole source basis, a five year, cost-type contract for the repair and maintenance of all Puget Sound based frigates and destroyers, which at the time included six surface combatant class vessels. Although the Navy has not released a notional value of the maintenance work, the Company believes that the value may be approximately $60 million to $75 million if all options are exercised. Work on this contract is being performed primarily in the Company's Seattle shipyard, as well as at Naval Station Everett, depending on the type of work to be performed.

NIMITZ CLASS Aircraft Carriers ("CVN")
During the first quarter of fiscal year 2005, the Department of the Navy awarded the Company a five-year, cost-type contract for the long-term overhaul and maintenance to the NIMITZ CLASS aircraft carriers (CVN) home ported in Puget Sound. The contract consists of multiple contract options for planned incremental availabilities (PIA's), docking planned incremental availabilities (DPIA's) and continuous maintenance and upkeep for the USS LINCOLN (CVN-72), USS STENNIS (CVN-74), USS NIMITZ (CVN-68) and USS VINSON (CVN-70) when they are in Puget Sound. The work includes all types of non-nuclear ship repair, alteration and maintenance. All on-board work is accomplished by the Company's workforce at Puget Sound Naval Shipyard in Bremerton, Washington, or at Naval Station Everett.

The work is performed under a cost plus award fee with performance incentive fee contract and represents the second long term contract for aircraft carrier maintenance awarded to the Company. The first such contract, which recently expired, was awarded in 1999. The Company is supported in this effort by various regional suppliers and subcontractors. Significant support is provided by the Company's two teaming partners for this contract, Pacific Ship Repair and Fabrication ("PacShip") and AMSEC LLC ("AMSEC"). The notional value for this five-year contract is approximately $133 million if all options are exercised.

United States Coast Guard - Multi-ship; Multi-option (MSMO contract)
During the fourth quarter of fiscal year 2004, the United States Coast Guard awarded the Company a contract to provide maintenance of two Polar Class icebreakers. The contract consists of multiple contract options for planned maintenance availabilities (PMA's) and docking planned maintenance availabilities (DPMA's) for the POLAR STAR (WAGB-10) and POLAR SEA (WAGB-11). The availabilities, and their companion planning options, extend through the last DPMA ending August 2008, and the last PMA ending on September 2008. The work to be performed includes availability planning and generalized ship maintenance and repairs as needed, with emphasis on propulsion and deck machinery work. The Company is teaming with the Coast Guard to identify the appropriate best value work scope and technical solutions for support of the two icebreakers. The Company is supported in this effort by various regional suppliers and subcontractors.
The work is performed under a cost plus incentive fee contract. The Company has performed similar work for the Coast Guard over the past several years under individual, competitively bid, firm fixed priced contracts. This current award marks the first time the Coast Guard has used a long term phased-maintenance approach on any Coast Guard vessels. The notional value of all options, if exercised by the Coast Guard, is approximately $50 million. There is no assurance that all options will be exercised, in whole or in part. Electric Boat
During the fourth quarter of fiscal year 2004, the Company entered into a contract with Electric Boat Corporation of Groton, Connecticut ("Electric Boat") to support Electric Boat's work on Trident submarines. During the period from May to September 2003, the Company completed planning and preparation work for Electric Boat. During fiscal year 2004, the Company also began work on a follow-on contract to fabricate components and to accomplish associated steel outfitting, project management and quality assurance functions. This contract is associated with the retrofit work being accomplished by Electric Boat on the USS OHIO (SSBN 726) at the Puget Sound Naval Shipyard ("PSNS").

The Company's work is being performed under a cost plus incentive fee contract with Electric Boat for the fabrication work, and a firm fixed price contract for the associated project management and quality assurance work. The total value of these contracts is approximately $5.3 million. Work on these contracts will be completed in the second quarter of fiscal year 2005.

In addition to Electric Boat's contract for the Trident's retrofit at PSNS, the Company has entered into a contract to provide pipe fitting and welding services aboard the USS OHIO at PSNS. This contract is being performed on a time and material basis and the overall scope is not yet known.

5.  REVENUES

The Company's first quarter revenue of $32.1 million reflects an increase of $11.0 million (52%) from the same period of fiscal year 2004. The quarter to quarter increase is primarily attributable to higher Navy work volumes. This increase is partially offset by lower volumes of US Coast Guard work and other commercial ship repair activity.

6.  ENVIRONMENTAL AND OTHER RESERVES

As discussed in the Company's Form 10-K for the fiscal year ended March 28, 2004, the Company faces significant potential liabilities in connection with the alleged presence of hazardous waste materials at its Seattle shipyard and at one additional site used by the Company for disposal of alleged hazardous waste. The Company has also been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances at Company facilities.

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

The agreement provides coverage for the known liabilities in an amount not to exceed the policy limits. As of June 27, 2004 these limits exceed the Company's current booked reserves of approximately $23.0 million. Included in the reserves are sediment remediation costs for Harbor Island of $13.5 million that are expected to occur in fiscal year 2005. These costs are reflected in the Company's balance sheet under current liabilities. Likewise, the insurance receivable of $13.5 million relating to these reserves is reflected in the Company's balance sheet under current assets.

Additionally, the Company entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

During the fourth quarter of fiscal year 2003, the company and the EPA entered into a Consent Decree for the cleanup of the Shipyards Sediments Operable Unit (the "SSOU"), which, along with the associated Remedial Design Statement of Work for Remedial Action ("SOW"), was subsequently approved by the Department of Justice. The Consent Decree provides for the submittal of the Remedial Action Work Plan to the EPA subsequent to the approval by the EPA of the final design. The Remedial Action Work Plan will provide for construction and implementation of the remedy set forth in the Record of Decision ("ROD"), the two Explanation of Significant Differences (issued in fiscal years 2000 and 2003), the SOW, and the design plans and specifications developed in accordance with the Remedial Action Work Plan and approved by the EPA. During the fourth quarter of fiscal year 2004 the Company submitted its Final Design Report to the EPA for the SSOU. The Final Design Report provides for the following actions to take place at the SSOU:

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

Under the Federal Superfund law, potentially responsible parties may have liability for damages to natural resources in addition to liability for remediation. During fiscal year 2003, the Company began discussions with the natural resource trustees ("Trustees") for the Site. The Company anticipates that the Trustees will file a claim against the Company at some future date alleging damages to the natural resources at the Site caused by the release of hazardous substances. The best estimate of the Company's natural resource damage liability is included in the environmental remediation reserve. The payment of any eventual claim is covered by the aforementioned insurance policy, provided that aggregate policy limits have not been exceeded.

Asbestos-Related Claims
As reported in the Company's Form 10-K for its fiscal year 2004, the Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities.

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, analyzing them in two different categories based on severity of illness.
Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All others of a less medically serious nature are categorized as "non-malignant". The Company is currently defending approximately 25 "malignant" claims and approximately 565 "non-malignant" claims. The Company and its insurers are vigorously defending these actions.

During the first quarter of fiscal year 2005, the Company experienced relatively minor changes in its bodily injury liabilities and insurance receivables. As of June 27, 2004, the Company has recorded a bodily injury liability reserve of $7.9 million and a bodily injury insurance receivable of $5.8 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $8.1 million and $5.8 million, respectively, at March 28, 2004. These bodily injury liabilities and receivables are classified within the Company's Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

Other Reserves
During the first quarter of fiscal year 2004, the Company recorded a reserve of $2.5 million related to the unanticipated bankruptcy of one of its former workers compensation carriers. The reserve, which reflects the Company's best estimate of the known liabilities associated with unpaid workers compensation claims arising from the two-year coverage period that commenced October 1, 1998, is subject to change as additional facts are uncovered. These claims have reverted to the Company due the liquidation of the insurance carrier. Although the Company expects to recover at least a portion of these costs from the liquidation and other sources, the amount and the timing of any such recovery cannot be estimated currently and therefore no estimate of amounts recoverable is included in the current financial results.

Since establishing the reserve during the first quarter of fiscal year 2004, the Company has paid approximately $0.3 million in claims, which have been charged against the reserve.

7.  COMPREHENSIVE INCOME

The Company reported comprehensive income of $0.9 million for the quarter ended June 27, 2004, which consisted of net income of $1.2 million offset by the change in net unrealized gains on available-for-sale marketable securities of $0.3 million, which is recorded in accumulated other comprehensive income.

During the quarter ended June 29, 2003, the Company reported a comprehensive loss of $1.9 million, which consisted of a net loss of $2.2 million offset by the change in net unrealized gains on available-for-sale marketable securities of $0.3 million.

8.  TREASURY STOCK

In fiscal year 2003, the Board of Directors approved the purchase of up to 500,000 shares of the Company's common stock in open market or negotiated transactions. During the quarter, the Company did not purchase any shares.

9.  PROPERTY

In October 2003, the smaller of the two dry docks that the Company leases from the Navy sustained damage during a wind storm. The Company has been reimbursed by the insurance carrier for the majority of the costs incurred to recover the dry dock. The dry dock has been declared a total constructive loss and will not be placed back in service. As of June 27, 2004, the Company's repair and maintenance operations have not been materially affected by the inability to use this dock.

10.  LINE OF CREDIT

Todd Pacific Shipyards Corporation ("Todd Pacific"), a wholly owned subsidiary of the Company has a $10.0 million revolving credit facility available for its working capital requirements. As of June 27, 2004, Todd Pacific had no outstanding borrowings on its credit line. Todd Pacific is in compliance with all debt covenants.

11.  PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Pension Plans - The Company sponsors the Todd Shipyards Corporation Retirement System (the "Retirement System"), a non-contributory defined benefit plan under which all nonunion employees are covered. The benefits are based on years of service and the employee's compensation before retirement. The Company's funding policy is to fund such retirement costs as required to meet allowable deductibility limits under current Internal Revenue Service regulations. The Retirement System plan assets consist principally of common stocks and Government and corporate obligations.

Under a provision of the Omnibus Budget Reform Act of 1990 ("OBRA '90") the Company will transfer approximately $1.6 million in excess pension assets from its Retirement System into a fund to pay fiscal year 2005 retiree medical benefit expenses. OBRA '90 was modified by the Work Incentives Improvement Act of 1999 to extend annual excess asset transfers through the fiscal year ending April 2, 2006.

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

                                                           Other
                                                       Postretirement
                             Pension Benefits             Benefits
Quarter to date               2005     2004            2005      2004
Components of Net Periodic
 Benefit Cost
 (in thousands of dollars)
  Service Cost              $  162   $  156        $    -     $    -
  Interest cost on
   projected benefit
   obligation                  403      482           269        243
  Expected return on
   plan assets                (919)    (889)            -          -
  Amortization of prior
   service cost                  4       59             -          -
  Recognized actuarial
   (gain)/loss                  10       74             7        (25)
  Plan Settlement                -        -             -          -
  Net periodic (benefit)
   cost before OBRA '90       (340)    (118)          276        218
  Transfer of assets for
   payment of retiree
   medical benefits
   (401(h) Plan)               381      418          (381)      (418)
Net periodic cost (benefit) $   41  $   300         $(105)     $(200)

Union Pension Plans - Operating Shipyard - The Company participates in several multi-employer plans, which provide defined benefits to the Company's collective bargaining employees. The expense for these plans totaled $0.7 million and $0.6 million, for quarters ending June 27, 2004 and June 29, 2003, respectively.

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

OVERVIEW

The Company derives a significant portion of its revenues from work performed under its contracts with the U.S. Navy and the U.S. Coast Guard. Work under such contracts is scheduled by and at the convenience of the U.S. Navy and the U.S. Coast Guard. Significant levels of work were done in the first quarter of fiscal year 2005 in the AOE program that was associated with the transfer of these vessels from active Navy service. The end of these ships' active Navy role will ultimately result in the discontinuation of the Company's work under the current AOE contract.

Under the new United States Coast Guard - Multi- Ship, Multi - Option contract (MSMO contract) awarded to the Company in fiscal year 2004, the expected repair availability on the Polar Sea was delayed due to the lack of government funding for the major overhaul requirements on this vessel. This reduced the level of work the Company performed for the Coast Guard in the first quarter. There is no assurance that this option will be exercised, in whole or in part.

OPERATING RESULTS

All comparisons within the following discussion are with the corresponding periods in the previous year, unless otherwise stated.

Revenue - The Company's first quarter revenue of $32.1 million reflects an increase of $11.0 million (52%) from the same period of fiscal year 2004. The quarter to quarter increase is primarily attributable to higher Navy work volumes. This increase is partially offset by lower volumes of US Coast Guard work and other commercial ship repair activity.

Cost of Revenue - Cost of revenue during the first quarter of fiscal year 2005 was $21.4 million, or 67% of revenue. Cost of revenue during the first quarter of fiscal year 2004 was $17.6 million, or 83% of revenue. The cost of revenue increase in the first quarter of fiscal year 2005 is primarily attributable to an increase in the Navy work volumes. The decrease in cost of revenue as a percentage of revenue when compared to the previous period of fiscal year 2004 is primarily attributable to the fact that in fiscal year 2004, there was a $2.5 million charge related to the unanticipated bankruptcy of one of its former workers compensation carriers. The charge, which reflects the Company's best estimate of the known liabilities associated with unpaid worker compensation claims arising during the two-year periods that commenced October 1, 1998, is subject to change as additional facts are uncovered. Cost of revenue as a percentage of revenue for the first quarter of fiscal year 2004 would have been 71% without this charge.

Administrative and manufacturing overhead expense - Overhead costs for administrative and manufacturing activities were $9.0 million, or 28% of revenue for the first quarter of fiscal year 2005. During the same period of fiscal year 2004, administrative and manufacturing overhead costs were $7.4 million, or 35% of revenue. The $1.6 million increase in administrative and manufacturing overhead is attributable to volume increases during the first quarter of fiscal year 2005. The decrease in administrative and manufacturing costs as a percentage of revenue is primarily attributable to lower fixed overhead expenses in the first quarter.

Investment and other income - Investment and other income was $0.2 million for the first quarter of fiscal year 2005. During the same period in fiscal year 2004, investment and other income was $0.3 million.

Income Taxes - For the quarter ended June 27, 2004, the Company reported income before income taxes of $1.9 million and recorded $0.7 million in federal income tax expense, resulting in net income reported for the period of $1.2 million. In the prior year period ended June 29, 2003, the Company reported a loss before income taxes of $3.4 million and recorded $1.2 million federal income tax benefit, resulting in a net loss for the period of $2.2 million.

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

Working Capital
Working capital at June 27, 2004 was $37.1 million, an increase of $0.7 million (2%) from the working capital reported at the end of fiscal year 2004. This increase is primarily attributable to a decrease in costs and estimated profits in excess of billings on incomplete contracts of $4.6 million and a decrease in accounts payable and other accruals of $3.5 million.

Capital Expenditures
Capital expenditures for the first quarter of fiscal year 2005 were $1.2 million and were primarily attributable to costs associated with planned improvements to Seattle shipyard facility.

Credit Facility
Todd Pacific Shipyards Corporation ("Todd Pacific"), a wholly owned subsidiary of the Company, has a $10.0 million revolving credit facility available for its working capital requirements. As of June 27, 2004, Todd Pacific had no outstanding borrowings on its credit line. Todd Pacific is in compliance with all debt covenants.

Stock Repurchase
In fiscal year 2003, the Board of Directors approved the purchase of up to 500,000 shares of the Company's common stock in open market or negotiated transactions. During the quarter, the Company did not purchase any shares.

Dividends
On June 23, 2004, the Company paid a dividend of 10 cents ($0.10) per share to all shareholders of record as of June 8, 2004. This dividend was declared in the fourth quarter of fiscal year 2004. The approximate amount of the dividend paid was $0.5 million.

Also, on May 21, 2004, the Company declared a dividend of 10 cents ($0.10) per share to be paid September 23, 2004 to all shareholders of record as of September 8, 2004. The estimated amount of this dividend is approximately $0.5 million.

ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

The Company has provided total aggregate reserves of $31.7 million as of June 27, 2004 for its contingent environmental and bodily injury liabilities. As of March 28, 2004, the Company had recorded aggregate reserves of $32.0 million. Due to the complexities and extensive history of the Company's environmental and bodily injury matters, the amounts and timing of future expenditures are uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

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

As of June 27, 2004, the Company has recorded aggregate assets of $31.6 million related to its reserves for environmental and bodily injury liabilities. As of March 28, 2004, the Company had recorded aggregate assets of $31.8 million. These assets reflect receivables under contractual arrangements with the insurance companies to share costs for certain environmental and other matters, as well as amounts deposited to securitize certain remediation activities. Amounts recoverable from insurance companies are recorded within the Company's Consolidated Balance Sheets as insurance receivables and, in the case of reimbursements currently due, as other current assets. Amounts held in security deposits are recorded within the Company's Consolidated Balance Sheets as restricted cash.

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

During the fourth quarter of fiscal year 2003, the company and the EPA entered into a Consent Decree for the cleanup of the Shipyards Sediments Operable Unit (the "SSOU"), which, along with the associated Remedial Design Statement of Work for Remedial Action ("SOW"), was subsequently approved by the Department of Justice. The Consent Decree provides for the submittal of the Remedial Action Work Plan to the EPA subsequent to the approval by the EPA of the final design. The Remedial Action Work Plan will provide for construction and implementation of the remedy set forth in the Record of Decision ("ROD"), the two Explanation of Significant Differences (issued in fiscal years 2000 and 2003), the SOW, and the design plans and specifications developed in accordance with the Remedial Action Work Plan and approved by the EPA. During the fourth quarter of fiscal year 2004 the Company submitted its Final Design Report to the EPA for the SSOU. The Final Design Report provides for the following actions to take place at the SSOU:

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

Under the Federal Superfund law, potentially responsible parties may have liability for damages to natural resources in addition to liability for remediation. During fiscal year 2003, the Company began discussions with the natural resource trustees ("Trustees") for the Site. The Company anticipates that the Trustees will file a claim against the Company at some future date alleging damages to the natural resources at the Site caused by the release of hazardous substances. The best estimate of the Company's natural resource damage liability is included in the environmental remediation reserve. The payment of any eventual claim is covered by the aforementioned insurance policy, provided that aggregate policy limits have not been exceeded.

As reported in the Company's Form 10-K for its fiscal year 2004, the Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities.

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, analyzing them in two different categories based on severity of illness.
Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All others of a less medically serious nature are categorized as "non-malignant." The Company is currently defending approximately 25 "malignant" claims and approximately 565 "non-malignant" claims. The Company and its insurers are vigorously defending these actions.

During the first quarter of fiscal year 2005, the Company experienced relatively minor changes in its bodily injury liabilities and insurance receivables. As of June 27, 2004, the Company has recorded a bodily injury liability reserve of $7.9 million and a bodily injury insurance receivable of $5.8 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $8.1 million and $5.8 million, respectively, at March 28, 2004. These bodily injury liabilities and receivables are classified within the Company's Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

Other Reserves
During the first quarter of fiscal year 2004, the Company recorded a reserve of $2.5 million related to the unanticipated bankruptcy of one of its former workers compensation carriers. The reserve, which reflects the Company's best estimate of the known liabilities associated with unpaid workers compensation claims arising from the two-year coverage period that commenced October 1, 1998, is subject to change as additional facts are uncovered. These claims have reverted to the Company due the liquidation of the insurance carrier. Although the Company expects to recover at least a portion of these costs from the liquidation and other sources, the amount and the timing of any such recovery cannot be estimated currently and therefore no estimate of amounts recoverable is included in the current financial results.

Since establishing the reserve during the first quarter of fiscal year 2004, the Company has paid approximately $0.3 million in claims, which have been charged against the reserve.

BACKLOG

At June 27, 2004, the Company's firm shipyard backlog consisted of approximately $26 million of repair and overhaul work. The Company's backlog at June 29, 2003 was approximately $65 million. The decrease in the backlog work at the end of the first quarter of fiscal year 2005 is primarily due to the timing of the availabilities for the phased maintenance contracts from the U.S. Navy and the U.S. Coast Guard. Projected revenues from these contracts are not included in the Company's backlog until contract options are exercised by these customers.

LABOR RELATIONS

Todd Pacific Shipyards currently operates under the terms and conditions of a collective bargaining agreement with the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards). The three-year agreement is in effect from August 1, 2002 to July 31, 2005. The Company believes its relationship with its labor unions to be stable.

NEW ACCOUNTING PRONOUNCEMENTS

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Drug Act) was signed into law. The Medicare Drug Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health benefit plans that provide prescription drug benefits that are deemed actuarially equivalent to the Medicare Part D. Previously, the Company had elected not to recognize the impact of the Federal subsidy on the accumulated post-retirement benefit obligation and net post-retirement benefit costs until specific authoritative guidance was finalized.

In the first quarter of fiscal year 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP No. 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. FSP No. 106-2 requires the disclosure of the effect of the subsidy on the measurement of the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost for the current period. The Company has elected prospective recognition, which affects accounting periods beginning after June 15, 2004. There is no impact for the first quarter of fiscal year 2005. The impact of the Federal subsidy for the remainder of fiscal year 2005 will be a reduction in the accumulated post-retirement benefit obligation of $2.0 million and an annual reduction in net post-retirement benefit costs of $105 thousand.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

No. 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14a (filed herewith)

No. 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14a (filed herewith)

No. 32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code. (furnished herewith)*

No. 32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code. (furnished herewith)*

No. 99.1 Press Release dated July 26, 2004 announcing financial results for the Company's quarterly period ended June 27, 2004. (furnished herewith)*

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

TODD SHIPYARDS CORPORATION
Registrant



By:/s/Scott H. Wiscomb
   Scott H. Wiscomb
   Chief Financial Officer and Treasurer
   July 26, 2004