Form 10-Q
period 2004-10-29
TODD SHIPYARDS CORP
filed 2004-11-04
CIK 98537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended October 3, 2004

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

There were 5,423,156 shares of the corporation's $.01 par value common stock outstanding at November 1, 2004.

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

ITEM 1.
FINANCIAL STATEMENTS
TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED EARNINGS
Periods Ended October 3, 2004 and September 28, 2003
(In thousands of dollars, except per share data)

	Quarter Ended		Six Months Ended
	10/03/04	09/28/03	10/03/04	09/28/03

Revenues	$36,620	$44,433	$68,715	$65,571
Operating expenses:
Cost of revenues	23,978	31,092	45,364	48,700
Administrative and manufacturing
overhead	9,323	10,758	18,339	18,176
Environmental reserve provision	125	-	125	-
Other insurance settlements	(38)	(36)	(54)	(204)
Total operating expenses	33,388	41,814	63,774	66,672

Operating income (loss)	3,232	2,619	4,941	(1,101)

Investment and other income	220	234	406	549
Gain(loss) on available-for-sale
securities	(8)	168	(8)	186

Income (loss) before income taxes	3,444	3,021	5,339	(366)

Income tax (expense) benefit	(1,014)	(1,041)	(1,687)	126

Net income (loss)	2,430	1,980	3,652	(240)

Net income (loss) per Common Share:
Basic	$ 0.45	$ 0.37	$ 0.67	$ (0.05)
Diluted	$ 0.43	$ 0.35	$ 0.65	$ (0.05)

Dividends declared	$ 0.10	$ 0.10	$ 0.20	$ 0.30

Weighted Average Shares Outstanding
Basic	5,423	5,304	5,416	5,286
Diluted	5,626	5,586	5,632	5,286

Retained earnings at beginning	$80,597	$75,289	$79,918	$78,573
of period

Net income (loss) for the period	2,430	1,980	3,652	(240)

Dividends declared on common stock	(543)	(530)	(1,086)	(1,594)

Retained earnings at end of period	$82,484	$76,739	$82,484	$76,739

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars except per share data)
	10/03/04	03/28/04
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$ 5,542	$ 1,328
Securities available-for-sale	30,255	30,682
Accounts receivable, less allowance for
doubtful accounts of $63 and $44
U.S. Government	8,238	5,591
Other	2,942	2,039
Costs and estimated profits in excess of
billings on incomplete contracts	7,741	14,367
Inventory, less obsolescence reserve
of $52 and $139	1,011	1,223
Insurance receivable - current	14,433	13,500
Other current assets	1,501	1,233
Deferred taxes	889	867
Total current assets	72,552	70,830

Property, plant and equipment, net	27,255	28,244

Restricted cash	2,768	2,936
Deferred pension asset	28,642	28,725
Insurance receivable	14,215	15,748
Other long-term assets	1,003	1,419
Total assets	$ 146,435	$147,902

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accruals	$ 10,883	$ 14,616
Accrued payroll and related liabilities	1,683	2,032
Billings in excess of costs and estimated
profits on incomplete contracts	1,733	1,924
Environmental and other reserves - current	14,433	13,500
Taxes payable other than income taxes	1,831	2,298
Income taxes payable	672	98
Total current liabilities	31,235	34,468

Environmental and other reserves	17,046	18,511
Accrued post retirement health benefits	15,545	15,791
Deferred taxes	5,814	4,930
Other non-current liabilities	2,855	2,831
Total liabilities	72,495	76,531
Commitments and contingencies
Stockholders' equity:
Common stock $.01 par value-authorized
19,500,000 shares, issued 11,956,033
shares at October 3, 2004 and March 28, 2004,
and outstanding 5,423,156 at October 3, 2004
and 5,402,656 at March 28, 2004	120	120
Paid-in capital	38,179	38,114
Retained earnings	82,484	79,918
Accumulated other comprehensive income	184	393
Treasury stock (6,532,877 shares at October 3,
2004 and 6,553,377 shares March 28,2004)	(47,027)	(47,174)
Total stockholders' equity	73,940	71,371
Total liabilities and stockholders' equity	$ 146,435	$147,902

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Periods Ended October 3, 2004 and September 28, 2003
(in thousands of dollars)
	Period	Ended
	10/03/04	09/28/03
OPERATING ACTIVITIES:
Net income (loss)	$ 3,652	$ (240)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	1,809	1,396
Deferred pension cost	83	515
Post retirement health benefits benefit	(246)	(400)
Deferred income tax expense	862	(1,154)
Stock based compensation	-	101
Decrease (increase) in operating assets:
Costs and estimated profits in excess of
billings on incomplete contracts	6,626	(4,656)
Inventory	212	(357)
Accounts receivable	(3,550)	(2,661)
Insurance receivable	600	1,383
Other (net)	986	86
Increase (decrease) in operating liabilities:
Accounts payable and accruals	(3,733)	4,332
Accrued payroll and related liabilities	(325)	2,041
Billings in excess of costs and estimated
profits on incomplete contracts	(191)	164
Environmental and other reserves	(532)	(1,177)
Income taxes payable	574	1,693
Other (net)	(467)	50
Net cash provided by operating activities	6,360	1,116

INVESTING ACTIVITIES:
Purchases of marketable securities	(919)	(3,324)
Sales of marketable securities	939	1,021
Maturities of marketable securities	-	2,000
Capital expenditures	(1,394)	(5,945)
Net cash used in investing
activities	(1,374)	(6,248)

FINANCING ACTIVITIES:
Restricted cash	168	221
Purchase of treasury stock	-	(290)
Proceeds from exercise of stock options	146	156
Dividends paid on common stock	(1,086)	(1,064)
Net cash used in
financing activities	(772)	(977)

Net increase (decrease) in cash and cash
equivalents	4,214	(6,109)
Cash and cash equivalents at beginning of year	1,328	9,053
Cash and cash equivalents at end of the period	5,542	2,944
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$ 189	$ -

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

The Company's fiscal year ends on the Sunday nearest March 31. Fiscal year 2005 will end on April 3, 2005, and include 53 weeks. Accordingly, the Company's quarter ending October 3, 2004 contains 14 weeks.

2. NEW ACCOUNTING PRONOUNCEMENTS

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Drug Act) was signed into law. The Medicare Drug Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health benefit plans that provide prescription drug benefits that are deemed actuarially equivalent to the Medicare Part D. At that time the Company elected not to recognize the impact of the Federal subsidy on the accumulated post-retirement benefit obligation and net post-retirement benefit costs until specific authoritative guidance was finalized.

In the first quarter of fiscal year 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP No. 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. FSP No. 106-2 requires the disclosure of the effect of the subsidy on the measurement of the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost for the current period. The Company has elected prospective recognition, which affects accounting periods beginning after June 15, 2004. The impact for the second quarter of fiscal year 2005 is $35 thousand reduction in post-retirement benefits costs. This represents a reduction of interest cost of $28 thousand and actuarial loss of $7 thousand. The impact of the Federal subsidy for the remainder of fiscal year 2005 will be a reduction in the accumulated post-retirement benefit obligation of $2.0 million and an additional reduction in net post-retirement benefit costs of $70 thousand for the balance of the year. The represents a decrease in interest cost of $56 thousand and actuarial loss of $14 thousand.

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

in thousands,
(except per share data)

	Quarter Ended		Six Months Ended
	10/03/04	09/28/03	10/03/04	09/28/03
Net income (loss)
As reported	$2,430	$1,980	$3,652	$ (240)
Add: Stock compensation
as recorded	33	62	66	101
Deduct: Total stock-based
employee compensation expense
determined under fair value
based method for all awards,
net of related tax effects	(33)	(118)	(66)	(213)
Proforma net income (loss)	$2,430	$1,924	$3,652	$ (352)

Net income (loss) per share
Basic
As reported	$ 0.45	$ 0.37	$ 0.67	$(0.05)
Proforma	$ 0.45	$ 0.36	$ 0.67	$(0.07)

Diluted
As reported	$ 0.43	$ 0.35	$ 0.65	$(0.05)
Proforma	$ 0.43	$ 0.34	$ 0.65	$(0.07)

4. CONTRACTS

Fast Combat Support Ships ("AOE") Contract

In June 2001, the Company was awarded by the Navy, a six-year, cost-type contract, under which the Navy has options to have the Company perform maintenance work on the Fast Combat Support Ship ("AOE") class vessels. This contract represents the fourth consecutive, multi-year contract that the Company has been awarded by the Navy on the AOE class vessels. The three previous AOE contracts, which were each five years in duration, were all awarded on a competitive basis. This cost type contract provides for phased maintenance repairs to four Navy AOE class supply ships stationed in the Puget Sound area. The original contract included options for thirteen repair availabilities to be performed between 2001 and 2007 and was expected to have a notional value of approximately $180 million if all of the options were exercised. Since the award, five repair availabilities have been accomplished.

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

During the fourth quarter of fiscal year 2004, the Navy announced its intention to decommission the USS Sacramento (AOE 1) on or about October 1, 2004. AOE 1 was decommissioned in October 2004.

The AOE contract contains options for two remaining repair availabilities on the USS Camden (AOE 2) before the contract expires in 2007. There is no assurance that these two remaining options will be exercised by the Navy in whole or in part. The Company is currently scheduled to perform and is performing upkeep work on the USS Camden.

During the first quarter of fiscal year 2005, the Company submitted a proposal to the Navy to settle all outstanding issues related to its Emerald Sea dry dock, which includes the Navy's share of the un-recovered repair, maintenance and operating costs of the dry dock.  These are costs that the Company believes it is owed under the AOE contract.  There can be no assurance that the Navy will agree to settle these issues with the Company nor is there any assurance that the amounts sought by the Company will be agreed to by the Navy. As a result the Company has not recorded any recovery in the financial results for the current fiscal year.

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

United States Coast Guard - Multi-ship, Multi-option (MSMO contract)

During the fourth quarter of fiscal year 2004, the United States Coast Guard awarded the Company a contract to provide maintenance of two Polar Class icebreakers. The contract consists of multiple contract options for planned maintenance availabilities (PMA's) and docking planned maintenance availabilities (DPMA's) for the POLAR STAR (WAGB-10) and POLAR SEA (WAGB-11). The availabilities, and their companion planning options, extend through the last DPMA ending August 2008, and the last PMA ending in September 2008. The work to be performed includes availability planning and generalized ship maintenance and repairs as needed, with emphasis on propulsion and deck machinery work. The Company is teaming with the Coast Guard to identify the appropriate best value work scope and technical solutions for support of the two icebreakers. The Company is supported in this effort by various regional suppliers and subcontractors.

The work is performed under a cost plus incentive fee contract. The Company has performed similar work for the Coast Guard over the past several years under individual, competitively bid, firm fixed priced contracts. This current award marks the first time the Coast Guard has used a long term phased-maintenance approach on any Coast Guard vessels. The notional value of all options, if exercised by the Coast Guard, is approximately $50 million. Under this contract, the expected repair availability in the second quarter on the Polar Sea was delayed due to the lack of government funding for the major overhaul requirements on this vessel. There is no assurance that all options will be exercised, in whole or in part

Electric Boat

During the fourth quarter of fiscal year 2004, the Company entered into a contract with Electric Boat Corporation of Groton, Connecticut ("Electric Boat") to support Electric Boat's work on Trident submarines. During the period from May to September 2003, the Company completed planning and preparation work for Electric Boat. During fiscal year 2004, the Company also began work on a follow-on contract to fabricate components and to accomplish associated steel outfitting, project management and quality assurance functions. This contract is associated with the structural retrofit work being accomplished by Electric Boat on the USS OHIO (SSBN 726) at the Puget Sound Naval Shipyard ("PSNS").

The Company's work on the above mentioned contract is being performed under a cost plus incentive fee contract with Electric Boat for the fabrication work, and a firm fixed price contract for the associated project management and quality assurance work. The total value of this contract is approximately $5.2 million. Work on this contract was completed in the second quarter of fiscal year 2005.

In addition to Electric Boat's contract for the Trident's structural retrofit at PSNS, the Company has entered into a contract to provide pipe fitting and welding services aboard the USS OHIO at PSNS.  Some portions of this work will move from the Ohio to the USS Michigan in January of 2005.

5. REVENUES

The Company's second quarter revenue of $36.6 million reflects a decrease of $7.8 million (17.6%) from the same period last fiscal year. The quarter to quarter decrease is primarily attributable to lower Navy volumes related to the cancellation of the AOE work and the transfer of AOE's to MSC and lower volumes of US Coast Guard work and commercial ship repair activity, partially offset by increases in other Navy work. Revenues for the first six months of fiscal year 2005 of $68.7 million reflect an increase of $3.1 million (4.8%) from fiscal year 2004 comparable periods. The increase in revenue in the first six months of fiscal year 2005 is primarily attributable to higher Navy work volumes. This increase is partially offset by lower volumes of US Coast Guard and commercial ship repair work.

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

The agreement provides coverage for the known liabilities in an amount not to exceed the policy limits. As of October 3, 2004 these limits exceed the Company's current booked reserves of approximately $22.6 million. Included in the reserves are sediment remediation costs for Harbor Island of $14.4 million that are expected to occur in the next 12 months. These costs are reflected in the Company's balance sheet under current liabilities. Likewise, the insurance receivable of $14.4 million relating to these reserves is reflected in the Company's balance sheet under current assets.

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

Pursuant to the current schedule, remediation of the SSOU began in the second quarter of fiscal 2005. Current environmental regulations limit the period of time during the year that dredging may occur. Given these limits, dredging in the SSOU will require several years to complete. The current estimated cost of the SSOU cleanup is included in the environmental reserve.

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

Other Environmental Sites

During the second quarter of fiscal year 2005, the Company was notified by the EPA that it is a potentially responsible party ("PRP") at the Malone Service Company Superfund Site ("Malone") in Galveston County, Texas. The EPA alleges that the Company's Galveston shipyard, which ceased operations in 1990, was the generator of waste materials that were delivered, through independent transport companies, to the Malone site. The EPA has further indicated that the Company will, based on volumes of material at the site believed to have been generated by the Company, be eligible to participate in a "de minimus" settlement for small contributors. The company has included its best estimate of the settlement amount in its environmental reserve.

Asbestos-Related Claims

As reported in the Company's Form 10-K for its fiscal year 2004, the Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities.

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, analyzing them in two different categories based on severity of illness. Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All others of a less medically serious nature are categorized as "non-malignant". The Company is currently defending approximately 27 "malignant" claims and approximately 561 "non-malignant" claims. The Company and its insurers are vigorously defending these actions.

During the first half of fiscal year 2005, the Company experienced relatively minor changes in its bodily injury liabilities and insurance receivables. As of October 3, 2004, the Company has recorded a bodily injury liability reserve of $8.0 million and a bodily injury insurance receivable of $5.8 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $8.1 million and $5.8 million, respectively, at March 28, 2004. These bodily injury liabilities and receivables are classified within the Company's Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

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

7. COMPREHENSIVE INCOME

The Company reported comprehensive income of $2.5 million for the quarter ended October 3, 2004, which consisted of net income of $2.4 million and a change in net unrealized gains on available-for-sale marketable securities of $0.1 million, which is recorded in accumulated other comprehensive income. For the six month period then ended, the Company reported comprehensive income of $3.5 million, which consisted of net income of $3.7 million offset by the decrease in net unrealized gains on available-for-sale marketable securities of $0.2 million.

During the same periods of fiscal year 2004, the Company reported comprehensive income of $1.9 million and a comprehensive loss of $0.1 million, respectively. Comprehensive income for these periods consisted of net income of $2.0 million and of a net loss of $0.2 million, respectively, offset by the change in net unrealized gains on available-for-sale marketable securities of $0.1 million and a change of $0.1 million, respectively.

8. TREASURY STOCK

In fiscal year 2003, the Board of Directors approved the purchase of up to 500,000 shares of the Company's common stock in open market or negotiated transactions. During the six-month period, the Company did not purchase any shares.

9. PROPERTY

In October 2003, the smaller of the two dry docks that the Company leased from the Navy sustained damage during a windstorm. The Company was reimbursed by the insurance carrier for the majority of the costs incurred to recover the dry dock. The dock was declared a total constructive loss and was demolished in October 2004. The Company's repair and maintenance operations have not been materially affected by the inability to use this dock.

10. LINE OF CREDIT

Todd Pacific Shipyards Corporation ("Todd Pacific"), a wholly owned subsidiary of the Company, has a $10.0 million revolving credit facility available for its working capital requirements. As of October 3, 2004, Todd Pacific had no outstanding borrowings on its credit line. Todd Pacific is in compliance with all debt covenants.

11. SUBSEQUENT EVENTS

On October 14,2004 the U.S. Navy awarded Todd Pacific Shipyards, a $9,737,934 contract for preservation work on the USS COLUMBUS, a Los Angeles Class nuclear submarine.

12. PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS

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

Under a provision of the Omnibus Budget Reform Act of 1990 ("OBRA '90") the Company will transfer approximately $1.6 million in excess pension assets from its Retirement System into a fund to pay fiscal year 2005 retiree medical benefit expenses. OBRA '90 was modified by the Work Incentives Improvement Act of 1999, extended by the Pension Funding Equity Act of 2004 to extend annual excess asset transfers through the fiscal year ending March 28, 2014.

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

Pension Benefits
	Quarter	Ended	Six Months Ended
	10/03/04	09/28/03	10/03/04	09/28/03
Components of Net Periodic Benefit
Cost (in thousands of dollars)
Service Cost	$ 162	$ 156	$ 324	$ 313
Interest cost on projected
benefit obligation	403	397	807	877
Expected return on plan assets	(919)	(889)	(1,838)	(1,779)
Amortization of prior service cost	4	59	8	119
Recognized actuarial gain	10	74	20	148
Net periodic benefit
before OBRA '90	(340)	(203)	(679)	(322)
Transfer of assets for payment of
retiree medical benefits (401(h)Plan)	381	418	762	837
Net periodic cost	$ 41	$ 215	$ 83	$ 515

Other Postretirement Benefits
	Quarter Ended		Six Months Ended
	10/03/04	09/28/03	10/03/04	09/28/03
Components of Net Periodic Benefit
Cost (in thousands of dollars)
Interest cost on projected
benefit obligation	$ 269	$ 243	$ 537	$ 487
Expected return on plan assets
Recognized actuarial (gain)/loss	7	(25)	14	(50)
Effect of Medicare Subsidy	(35)	-	(35)	-
Net periodic cost
before OBRA '90	241	218	516	437
Transfer of assets for payment of
retiree medical benefits (401(h)Plan)	(381)	(418)	(762)	(837)
Net periodic benefit	$ (140)	$ (200)	$ (246)	$ (400)

Union Pension Plans - Operating Shipyard - The Company participates in several multi-employer plans, which provide defined benefits to the Company's collective bargaining employees. The expense for these plans totaled $0.6 million and $1.3 million for the quarter and six month period ending October 3, 2004, respectively.

During the same periods of fiscal year 2004, the expense for these plans totaled $1.2 million and $1.9 million, resectively.

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

OVERVIEW

The Company derives a significant portion of its revenues from work performed under its contracts with the U.S. Navy and the U.S. Coast Guard. Work under such contracts is scheduled by and at the convenience of the U.S. Navy and the U.S. Coast Guard. Significant levels of work were done in the second quarter of fiscal year 2005 in the AOE program that was associated with the transfer of these vessels from active Navy service. The end of these ships' active Navy role will ultimately result in the discontinuation of the Company's work under the current AOE contract.

Under the new United States Coast Guard - Multi- Ship, Multi - Option contract (MSMO contract) awarded to the Company in fiscal year 2004, the expected repair availability on the Polar Sea was delayed due to the lack of government funding for the major overhaul requirements on this vessel. This reduced the level of work the Company performed for the Coast Guard in the second quarter. There is no assurance that this option will be exercised, in whole or in part.

Operating Results

All comparisons within the following discussion are with the corresponding periods in the previous year, unless otherwise stated.

Revenue - The Company's second quarter revenue of $36.6 million reflects a decrease of $7.8 million (17.6%) from the same period last fiscal year. The quarter to quarter decrease is primarily attributable to lower Navy volumes related to the cancellation of the AOE work with the transfer of the AOE's to MSC and lower volumes of US Coast Guard and commercial ship repair work, partially offset by increases in CMT and EB work. Revenues for the first six months of fiscal year 2005 of $68.7 million reflect an increase of $3.1 million (4.8%) from fiscal year 2004 comparable period. The increase in the first six months of the comparable fiscal year 2005 is primarily attributable to higher Navy work volumes. This increase is partially offset by lower volumes of US Coast Guard and commercial ship repair activity.

Cost of Revenue - Cost of revenue during the second quarter of fiscal year 2005 was $24.0 million, or 65.5% of revenue. Cost of revenue during the second quarter of fiscal year 2004 was $31.1 million, or 70% of revenue. The cost of revenue decrease in the second quarter of fiscal year 2005 is primarily attributable to decreased Coast Guard and commercial ship repair volumes partially offset by increased Navy work volumes. Cost of revenue as a percentage of revenue decreased by 4.5% during the second quarter of 2005 from the comparable period of fiscal year 2004 mostly as a result of the higher volume of cost-type work as a percentage of total work offset by the lower Coast Guard and commercial ship repair activity.

Cost of revenue during the first six months of fiscal year 2005 was $45.4 million, or 66% of revenue. During the comparable period in fiscal year 2004, cost of revenue was $48.7 million, or 74% of revenue. The decrease in cost of revenue as a percentage of revenue is primarily attributable to two factors. First, in fiscal year 2004, there was a $2.5 million charge related to the unanticipated bankruptcy of one of the Company's former workers compensation carriers. The charge, which reflects the Company's best estimate of the known liabilities associated with unpaid worker compensation claims arising during the two-year period that commenced October 1, 1998, is subject to change as additional facts are uncovered. Cost of revenue as a percentage of revenue for the first half of fiscal year 2004 would have been 70% without this charge. Second, the year to year increase in Navy cost-type work has favorably impacted margins.

Administrative and manufacturing overhead expense - Overhead costs for administrative and manufacturing activities were $9.3 million, or 25.5% of revenue for the second quarter of fiscal year 2005. During the same period of fiscal year 2004, administrative and manufacturing overhead costs were $10.8 million, or 24.2% of revenue. The $1.4 million decrease in administrative and manufacturing overhead is attributable to lower overhead costs and volume decreases during the second quarter of fiscal year 2005. The increase in administrative and manufacturing costs as a percentage of revenue is primarily attributable to lower volumes in the second quarter of the current year.

Administrative and manufacturing overhead costs for the first six months of fiscal year 2005 were $18.3 million, or 26.7% or revenue. During the same period of fiscal year 2004, administrative and manufacturing overhead costs were $18.2 million, or 27.7% of revenue. The $0.1 million increase is due to fiscal year 2005's higher volumes. The decrease in administrative and manufacturing costs as a percentage of revenue is primarily attributable to overhead cost reductions initiated in the first six months of fiscal year 2005.

Investment and other income - Investment and other income was $0.2 million for the second quarter and $0.4 million for the first six months of fiscal year 2005. During the same periods in fiscal year 2004, investment and other income was $0.2 million and $0.5, respectively.

Income Taxes - For the second quarter ended October 3, 2004, the Company reported income before income taxes of $3.4 million and recorded $1.0 million in federal income tax expense, resulting in net income reported for the period of $2.4 million. In the prior year period ended September 28, 2003, the Company reported income before income taxes of $3.0 million and recorded $1.0 million federal income tax expense, resulting in net income for the period of $2.0 million.

For the six months ended October 3, 2004, the Company reported income before income taxes of $5.3 million and recorded $1.7 million in federal income tax expense, resulting in net income reported for the period of $3.7 million. During the same period in fiscal year 2004, the Company reported a loss before income taxes of $0.4 million and recorded $0.1 million federal income tax benefit, resulting in a net loss for the period of $0.3 million.

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

Working Capital

Working capital at October 3, 2004 was $41.3 million, an increase of $4.9 million (13.5%) from the working capital reported at the end of fiscal year 2004. This increase is primarily attributable to a decrease in costs and estimated profits in excess of billings on incomplete projects of $6.4 million and a decrease in accounts payable and other accruals of $3.5 million.

Capital Expenditures

Capital expenditures for the first six-months of fiscal year 2005 were $1.4 million and were primarily attributable to costs associated with planned improvements to the Seattle shipyard facility.

Credit Facility

Todd Pacific Shipyards Corporation ("Todd Pacific"), a wholly owned subsidiary of the Company, has a $10.0 million revolving credit facility available for its working capital requirements. As of October 3, 2004, Todd Pacific had no outstanding borrowings on its credit line. Todd Pacific is in compliance with all debt covenants.

Stock Repurchase

In fiscal year 2003, the Board of Directors approved the purchase of up to 500,000 shares of the Company's common stock in open market or negotiated transactions. During the six-month period, the Company did not purchase any shares.

Dividends

On September 23, 2004, the Company paid a dividend of 10 cents ($0.10) per share to all shareholders of record as of September 8, 2004. The approximate amount of the dividend paid was $0.5 million.

Also, on September 17, 2004, the Company declared a dividend of ten cents $0.10) per share to be paid December 23, 2004 to all shareholders of record as of December 8, 2004. The estimated amount of this dividend is approximately $0.5 million.

ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

The Company has provided total aggregate reserves of $31.5 million as October 3, 2004 for its contingent environmental and bodily injury liabilities. As of March 28, 2004, the Company had recorded aggregate reserves of $32.0 million. Due to the complexities and extensive history of the Company's environmental and bodily injury matters, the amounts and timing of future expenditures are uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

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

As of October 3, 2004, the Company has recorded aggregate assets of $31.2 million related to its reserves for environmental and bodily injury liabilities. As of March 28, 2004, the Company had recorded aggregate assets of $31.8 million. These assets reflect receivables under contractual arrangements with the insurance companies to share costs for certain environmental and other matters, as well as amounts deposited to securitize certain remediation activities. Amounts recoverable from insurance companies are recorded within the Company's Consolidated Balance Sheets as insurance receivables and, in the case of reimbursements currently due, as a current asset. Amounts held in security deposits are recorded within the Company's Consolidated Balance Sheets as restricted cash.

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

Pursuant to the current schedule, remediation of the SSOU began in the second quarter of fiscal 2005. Current environmental regulations limit the period of time during the year that dredging may occur. Given these limits, dredging in the SSOU will require several years to complete. The current estimated cost of the SSOU cleanup is included in the environmental reserve.

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

During the second quarter of fiscal year 2005, the Company was notified by the EPA that it is a potentially responsible party ("PRP") at the Malone Service Company Superfund Site ("Malone") in Galveston County, Texas. The EPA alleges that the Company's Galveston shipyard, which ceased operations in 1990, was the generator of waste materials that were delivered, through independent transport companies, to the Malone site. The EPA has further indicated that the Company will, based on volumes of material at the site believed to have been generated by the Company, be eligible to participate in a "de minimus" settlement for small contributors. The company has included its best estimate of the settlement amount in its environmental reserve.

As reported in the Company's Form 10-K for its fiscal year 2004, the Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities.

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, analyzing them in two different categories based on severity of illness. Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All others of a less medically serious nature are categorized as "non-malignant." The Company is currently defending approximately 27 "malignant" claims and approximately 561 "non-malignant" claims. The Company and its insurers are vigorously defending these actions.

During the first six months of fiscal year 2005, the Company experienced relatively minor changes in its bodily injury liabilities and insurance receivables. As of October 3, 2004, the Company has recorded a bodily injury liability reserve of $8.0 million and a bodily injury insurance receivable of $5.8 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $8.1 million and $5.8 million, respectively, at March 28, 2004. These bodily injury liabilities and receivables are classified within the Company's Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

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

BACKLOG

At October 3, 2004, the Company's firm shipyard backlog consisted of approximately $30 million of repair and overhaul work. The Company's backlog at March 28, 2004 was approximately $ 19 million. The increase in the backlog work at the end of the first six months of fiscal year 2005 is primarily due to increased work for the Navy and Electric Boat.

LABOR RELATIONS

Todd Pacific Shipyards currently operates under the terms and conditions of a collective bargaining agreement with the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards). The three-year agreement is in effect from August 1, 2002 to July 31, 2005. The Company believes its relationship with its labor unions is stable.

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

In the first quarter of fiscal year 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP No. 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. FSP No. 106-2 requires the disclosure of the effect of the subsidy on the measurement of the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost for the current period. The Company has elected prospective recognition, which affects accounting periods beginning after June 15, 2004. The impact for the second quarter of fiscal year 2005 is $35 thousand. This represents a reduction of interest cost of $28 thousand and actuarial loss of $7 thousand. The impact of the Federal subsidy for the remainder of fiscal year 2005 will be a reduction in the accumulated post-retirement benefit obligation of $2.0 million and an additional reduction in net post-retirement benefit costs of $70 thousand for the balance of the year. The represents a decrease in interest cost of $56 thousand and actuarial loss of $14 thousand.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits
No. 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a (filed herewith)
No. 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a (filed herewith)
No. 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code. (furnished herewith))*
No. 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code. (furnished herewith))*
No. 99.1	Press Release dated November 4, 2004 announcing financial results for the Company's quarterly period ended October 3, 2004. (furnished herewith))*

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

November 4, 2004