Form 10-Q
period 2004-12-31
TODD SHIPYARDS CORP
filed 2005-02-08
CIK 98537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended January 2, 2005

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

There were 5,423,156 shares of the corporation's $.01 par value common stock outstanding at February 7, 2005.

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

ITEM 1.
FINANCIAL STATEMENTS
TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Periods Ended January 2, 2005 and December 28, 2003
(In thousands of dollars, except per share data)
	Quarter Ended		Nine Months Ended
	01/02/05	12/28/03	01/02/05	12/28/03
Revenues	$21,353	$40,305	$90,068	$105,876

Operating expenses:
Cost of revenues	11,877	27,937	57,242	76,637
Administrative and
Manufacturing overhead
Expenses	7,729	10,872	26,067	29,048
Environmental reserve provision	-	-	125	-
Other - insurance settlements	(32)	(22)	(87)	(226)
	------	------	------	-------
Total operating expenses	19,574	38,787	83,347	105,459

Operating income	1,779	1,518	6,721	417

Investment and other income	230	952	635	1,501

Gain (loss)on available-for-sale
Securities	(1)	207	(8)	393
	------	-----	------	-----
Income before income taxes	2,008	2,677	7,348	2,311

Income tax (expense)	(678)	(941)	(2,366)	(815)
	------	------	------	------
Net income	$1,330	$1,736	$4,982	$1,496
	======	======	======	======
Net income per Common Share:
Basic	$0.25	$0.32	$0.92	$0.28
Diluted	$0.24	$0.31	$0.90	$0.27

Dividends declared per Common Share	$0.10	$0.10	$0.30	$0.40

Weighted Average Shares Outstanding:
Basic	5,423	5,349	5,418	5,307
Diluted	5,563	5,624	5,561	5,580

Retained earnings at beginning
of period	$82,484	$76,739	$79,918	$78,573

Net Income for the period	1,330	1,736	4,982	1,496

Dividends declared on common stock	(545)	(551)	(1,631)	(2,145)

Retained earnings at end of period	$83,269	$77,924	$83,269	$77,924

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars except per share data)
	01/02/05		03/28/04
	(unaudited	)	(audited	)
ASSETS
Cash and cash equivalents	$ 1,425		$ 1,328
Securities available-for-sale	33,904		30,682
Accounts receivable, less allowance for
doubtful accounts of $140 and $44
U.S. Government	8,362		5,591
Other	4,691		2,039
Costs and estimated profits in excess of
billings on incomplete contracts	4,390		14,367
Inventory, less obsolescence
reserve of $52 and $139	890		1,223
Insurance receivable - current	12,145		13,500
Other current assets	1,677		1,233
Deferred taxes	739		867
	--------		--------
Total current assets	68,223		70,830

Property, plant and equipment, net	27,181		28,244

Restricted cash	2,897		2,936
Deferred pension asset	28,601		28,725
Insurance receivable	13,868		15,748
Other long-term assets	906		1,419
	--------		--------
Total assets	$141,676		$147,902
	========		========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accruals	$ 7,435		$ 14,616
Accrued payroll and related liabilities	2,036		2,032
Billings in excess of costs and estimated
profits on incomplete contracts	2,409		1,924
Environmental and other reserves - current	12,145		13,500
Taxes payable other than income taxes	1,491		2,298
Income taxes payable	336		98
	--------		--------
Total current liabilities	25,852		34,468

Environmental and other reserves	16,516		18,511
Accrued post retirement health benefits	15,404		15,791
Deferred taxes	5,937		4,930
Other non-current liabilities	3,018		2,831
	-------		-------
Total liabilities	66,727		76,531

Commitments and contingencies

Stockholders' equity:
Common stock $.01 par value-authorized
19,500,000 shares, issued 11,956,033
shares at January 2, 2005 and March 28, 2004,
and outstanding 5,423,156 at January 2, 2005
and 5,402,656 at March 28, 2004	120		120
Paid-in capital	38,488		38,114
Retained earnings	83,269		79,918
Accumulated other comprehensive income	99		393
Treasury stock (6,532,877 shares at January 2,
2005 and 6,553,377 shares March 28, 2004	(47,027)		(47,174)
	--------		--------
Total stockholders' equity	74,949		71,371
	--------		--------
Total liabilities and stockholders' equity	$141,676		$147,902
	========		========

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Periods Ended January 2, 2005 and December 28, 2003
(in thousands of dollars)
	Nine Months Ended
	01/02/05	12/28/03
OPERATING ACTIVITIES:
Net income	$ 4,982	$ 1,496
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,691	2,096
Deferred pension cost	123	772
Post retirement health benefits benefit	(387)	(600)
Deferred income tax expense (benefit)	1,135	(730)
Stock based compensation	98	163
Decrease (increase) in operating assets:
Costs and estimated profits in excess of
billings on incomplete contracts	12,508	(9,469)
Inventory	333	(36)
Accounts receivable	(7,954)	(3,160)
Insurance receivable	3,235	1,671
Other (net)	1,190	(233)
Increase (decrease) in operating liabilities:
Accounts payable and accruals	(7,182)	7,211
Accrued payroll and related liabilities	(921)	1,119
Billings in excess of costs and estimated
profits on incomplete contracts	485	446
Environmental and other reserves	(3,350)	(1,623)
Income taxes payable	239	1,453
Other (net)	306	(328)
	------	------
Net cash provided by operating activities	7,531	248

INVESTING ACTIVITIES:
Purchases of marketable securities	(8,129)	(6,241)
Maturities of marketable securities	3,100	3,921
Sales of marketable securities	1,239	1,752
Capital expenditures	(2,201)	(10,556)
	------	------
Net cash used in investing activities	(5,991)	(11,124)

FINANCING ACTIVITIES:
Restricted cash increase	39	58
Line of credit increase	-	3,993
Purchase of treasury stock	-	(290)
Proceeds from exercise of stock options	148	613
Dividends paid on common stock	(1,630)	(1,605)
	------	------
Net cash provided by (used in)financing activities	(1,443)	2,769

Net increase (decrease) in cash and cash
equivalents	97	(8,107)
Cash and cash equivalents at beginning of year	1,328	9,053
Cash and cash equivalents at end of the period	1,425	946

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	-	-
Income taxes	600	700

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

In accordance with the Company's policy of ending its fiscal year on the Sunday nearest March 31, the Company's fiscal year 2005 will end on April 3, 2005 and include 53 weeks. Accordingly, although the respective fiscal 2005 and 2004 third quarters were each comprised of 13 week periods, the 9 month period ended January 2, 2005 contained 40 weeks rather than the 39 weeks included in the prior year 9 month period ended December 28, 2003.

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

In the first quarter of fiscal year 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP No. 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. FSP No. 106-2 requires the disclosure of the effect of the subsidy on the measurement of the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost for the current period. The Company has elected prospective recognition, which affects accounting periods beginning after June 15, 2004. The impact for the third quarter of fiscal year 2005 is a $35 thousand reduction in post-retirement benefits costs. This represents a reduction of interest cost of $28 thousand and an actuarial loss of $7 thousand. For the nine-month period to date, the impact is a $70 thousand reduction in post-retirement benefits costs. This represents a reduction of interest cost of $56 thousand and an actuarial loss of $14 thousand. The impact of the Federal subsidy for the remainder of fiscal year 2005 will be a reduction in the accumulated post-retirement benefit obligation of $2.0 million and an additional reduction in net post-retirement benefit costs of $35 thousand for the balance of the year. This represents a decrease in interest cost of $84 thousand and an actuarial loss of $21 thousand for the fiscal year.

On December 16, 2004, the FASB issued FASB Statement No.123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supercedes APB Opinion No.25, Accounting for Stock Issued to Employees, and amends FASB Statement No.95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R)requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted in the first interim period beginning after June 15, 2005. The Company will adopt Statement 123(R) on July 3, 2005. The Company plans to adopt Statement 123 using the "modified prospective" recognition method in which compensation cost is recognized beginning with the effective date July 3, 2005 based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. The impact of adoption on the Company's financial statements is not expected to be material.

3. STOCK-BASED COMPENSATION

Beginning in fiscal year 2003, the Company elected to apply the expense recognition provisions of FAS No. 123. The recognition provisions are applied to stock option grants awarded subsequent to March 31, 2002. The Company has adopted FAS No. 123 as it is designated as the preferred method of accounting for stock-based compensation.

Previously, the Company had applied the disclosure only provisions of FAS No. 123 and accounted for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees and related interpretations. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the stock option price.

If the Company had elected to apply the expense recognition provision of FAS No. 123 to options granted prior to March 31, 2002, then the net income (loss) would have been adjusted as follows (the estimated fair value of the options is amortized to expense over the options' vesting period):
in thousands,	Quarter Ended		Nine Months Ended
(except per share data)	01/02/05	12/28/03	01/02/05	12/28/03
Net income
As reported	$1,330	$1,736	$4,982	$1,496
add: Stock compensation
as recorded	33	62	98	163
deduct: Total stock-based
employee compensation expense
determined under fair value
based method for all awards,
net of related tax effects	(33)	(118)	(98)	(331)
	------	------	------	------
Proforma net income	$1,330	$1,680	$4,982	$1,328
	======	======	======	======
Net income per share:
Basic
As reported	$0.25	$0.32	$0.92	$0.28
Proforma	$0.25	$0.31	$0.92	$0.25

Diluted
As reported	$0.24	$0.31	$0.90	$0.27
Proforma	$0.24	$0.30	$0.90	$0.24

4. CONTRACTS

Fast Combat Support Ships ("AOE") Contract

In June 2001, the Company was awarded by the Navy, a six-year, cost-type contract, to provide phased maintenance repairs to four Navy AOE class supply ships stationed in the Puget Sound area. The original contract included options for thirteen repair availabilities to be performed between 2001 and 2007 and was expected to have a notional value of approximately $180.0 million if all of the options were exercised. Since the award, five repair availabilities have been accomplished. The options for the remaining availabilities will not be exercised as a result of the Navy's decision to decommission and/or transfer these vessels to Military Sealift Command ("MSC").

The USS Rainier (AOE 7) was transferred to MSC in August 2003.

The USS Bridge (AOE 10) was transferred in June 2004. During the first quarter of fiscal year 2005, MSC announced that it awarded the post turnover availability of the USS Bridge (AOE 10) to a competitor.

The USS Sacramento (AOE 1) was decommissioned in October 2004.

In January 2005, the Navy announced its intention to deactivate the USS Camden (AOE 2) in the fall of 2005. At that time the Navy informed the Company that the options for the two remaining repair availabilities on the USS Camden would not be exercised, resolving the remaining contract options.

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

The work is performed under a cost plus award fee with performance incentive fee contract and represents the second long term contract for aircraft carrier maintenance awarded to the Company. The first such contract, was awarded in 1999. The Company is supported in this effort by various regional suppliers and subcontractors. Significant support is provided by the Company's two teaming partners for this contract, Pacific Ship Repair and Fabrication ("PacShip") and AMSEC LLC ("AMSEC"). The notional value for this five-year contract is approximately $133 million if all options are exercised.

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

The work is performed under a cost plus incentive fee contract. The Company has performed similar work for the Coast Guard over the past several years under individual, competitively bid, firm fixed priced contracts. This current award marks the first time the Coast Guard has used a long term phased-maintenance approach on any Coast Guard vessels. The notional value of all options, if exercised by the Coast Guard, is approximately $50.0 million. Under this contract, the expected repair availability in the second quarter on the Polar Sea was delayed due to the lack of government funding for the major overhaul requirements on this vessel. There is no assurance that all options will be exercised, in whole or in part

Electric Boat

During the fourth quarter of fiscal year 2004, the Company entered into a contract with Electric Boat Corporation of Groton, Connecticut ("Electric Boat") to support Electric Boat's work on Trident submarines. During the period from May to September 2003, the Company completed planning and preparation work for Electric Boat. During fiscal year 2004, the Company also began work on a follow-on contract to fabricate components and to accomplish associated steel outfitting, project management and quality assurance functions. This contract is associated with the structural retrofit work being accomplished by Electric Boat on the USS OHIO (SSBN 726) and USS MICHIGAN (SSBN 727) at the Puget Sound Naval Shipyard ("PSNS").

The Company's work on the USS OHIO was performed under a cost plus incentive fee contract with Electric Boat for the fabrication work, and a firm fixed price contract for the associated project management and quality assurance work. The total value of this contract was approximately $5.2 million. Work on this contract was completed in the second quarter of fiscal year 2005. The Company's work on the USS MICHIGAN is being performed under a firm fixed price contract of approximately $4.9 million.

In addition to Electric Boat's contract for the Trident's structural retrofit at PSNS, the Company has entered into a contract to provide a number of repair and alteration services aboard the USS OHIO and USS MICHIGAN at PSNS.

Los Angeles Class Nuclear Submarine Contract

In October 2004, the Company was awarded, by the Department of the Navy, a contract to accomplish preservation work on the USS COLUMBUS, a Los Angeles Class nuclear submarine (SSN-762). The Company's work on this contract is being performed under a firm fixed price contract for $9.7 million with the Navy. The work is being accomplished in drydock at the Puget Sound Naval Shipyard in Bremerton, Washington. This availability commenced on October 15, 2004 and is scheduled to be completed by May 31, 2005. The Company is supported in this effort by its subcontractor, IMIA, LLC, a division of Earl Industries of Portsmouth, Virginia.

5. REVENUES

The Company's third quarter revenue of $21.4 million reflects a decrease of $19.0 million (47.0%) from the same period last fiscal year. The quarter to quarter decrease is primarily attributable to lower Navy volumes related to lower CVN and CMT activity and less US Coast Guard work and commercial ship repair activity. This volume decrease was partially offset by submarine work and high incentive performance fees awarded in the quarter. Revenues for the first nine months of fiscal year 2005 of $90.1 million reflect a decrease of $15.8 million (14.9%) from fiscal year 2004 comparable periods. The decrease in revenue in the first nine months of fiscal year 2005 is primarily attributable lower Navy, US Coast Guard and commercial ship repair volumes, partially offset by submarine activity and the above mentioned incentive performance fees awarded in the third quarter.

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

The agreement provides coverage for the known liabilities in an amount not to exceed the policy limits. As of January 2, 2005 these limits exceed the Company's current booked reserves of approximately $19.9 million. Included in the reserves are sediment remediation costs for Harbor Island of $12.1 million that are expected to occur in the next 12 months. These costs are reflected in the Company's balance sheet under current liabilities. Likewise, the insurance receivable of $12.1 million relating to these reserves is reflected in the Company's balance sheet under current assets.

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

Pursuant to the current schedule, remediation of the SSOU began in the second quarter of fiscal 2005. Current environmental regulations limit the period of time during the year that dredging may occur. Given these limits, dredging in the SSOU will require several years to accomplish. The Company will complete its first year of dredging during the fourth quarter of fiscal 2005 and expects to be finished with the pier demolition and dredging in its entirety during the fourth quarter of fiscal year 2006. The current estimated cost of the SSOU cleanup is included in the environmental reserve.

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

Other Environmental Sites

During the third quarter of fiscal year 2005, the Company, along with 55 other companies and organizations, was notified that it is a potentially responsible party at the BKK Landfill Facility in West Covina, California. The site is the subject of an investigation and remedial order from the California Department of Toxic Substances Control. It is alleged that the Company's San Pedro shipyard (closed in 1990) caused shipyard waste to be sent to the BKK Facility during the 1970s and 1980s. The Company is investigating these allegations.

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

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, analyzing them in two different categories based on severity of illness. Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All others of a less medically serious nature are categorized as "non-malignant". The Company is currently defending approximately 24 "malignant" claims and approximately 554 "non-malignant" claims. The Company and its insurers are vigorously defending these actions.

As of January 2, 2005 the Company has recorded a bodily injury liability reserve of $7.9 million and a bodily injury insurance receivable of $5.8 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $8.1 million and $5.8 million, respectively, at March 28, 2004. These bodily injury liabilities and receivables are classified within the Company's Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

Other Reserves

During the first quarter of fiscal year 2004, the Company recorded a reserve of $2.5 million related to the unanticipated bankruptcy of one of its former workers compensation insurance carriers. The reserve, which reflects the Company's best estimate of the known liabilities associated with unpaid workers compensation claims arising from the two-year coverage period that commenced October 1, 1998, is subject to change as additional facts are uncovered. These claims have reverted to the Company due the liquidation of the insurance carrier. Although the Company expects to recover at least a portion of these costs from the liquidation and other sources, the amount and the timing of any such recovery cannot be estimated currently and therefore no estimate of amounts recoverable is included in the current financial results.

Since establishing the reserve during the first quarter of fiscal year 2004, the Company has paid approximately $0.4 million in claims, which have been charged against the reserve.

7. COMPREHENSIVE INCOME

The Company reported comprehensive income of $1.2 million for the quarter ended January 2,2005 which consisted of net income of $1.3 million and a reduction in net unrealized gains on available-for-sale marketable securities of $0.1 million, which is recorded in accumulated other comprehensive income. For the nine month period then ended, the Company reported comprehensive income of $4.7 million, which consisted of net income of $5.0 million offset by a decrease in net unrealized gains on available-for-sale marketable securities of $0.3 million.

During the same periods of fiscal year 2004, the Company reported comprehensive income of $1.6 million for the quarter ended December 28, 2003, which consisted of net income of $1.7 million offset by the decrease in net unrealized gains on available-for-sale marketable securities of $0.1 million. For the nine month period then ended, the Company reported comprehensive income of $1.6 million, which consisted of net income of $1.5 million and changes in net unrealized gains on available-for-sale marketable securities of $0.1 million.

8. EARNINGS PER SHARE

The following table represents the calculation of net earnings per common equivalent share - diluted

In thousands,	Quarter Ended		Nine Months Ended
(except per share data)	01/02/05	12/28/03	01/02/05	12/28/03

Net income	$1,330	$1,736	$4,982	$1,496
Weighted average common
shares outstanding	5,423	5,349	5,418	5,307
Dilutive effect of
common stock options	140	275	143	273
	------	------	------	------
Weighted average common
shares outstanding	5,563	5,624	5,561	5,580
	------	------	------	------
Net earnings per common
share diluted	$0.24	$0.31	$0.90	$0.27
	======	======	======	======

9. TREASURY STOCK

In fiscal year 2003, the Board of Directors approved the purchase of up to 500,000 shares of the Company's common stock in open market or negotiated transactions. During the nine-month period ended January 2, 2005, the Company did not purchase any shares.

10. PROPERTY

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

11. LINE OF CREDIT

Todd Pacific Shipyards Corporation ("Todd Pacific"), a wholly owned subsidiary of the Company, has a $10.0 million revolving credit facility available for its working capital requirements. As of January 2, 2005 Todd Pacific had no outstanding borrowings on its credit line. Todd Pacific is in compliance with all debt covenants.

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

Under a provision of the Omnibus Budget Reform Act of 1990 ("OBRA '90") the Company will transfer approximately $1.6 million in excess pension assets from its Retirement System into a fund to pay fiscal year 2005 retiree medical benefit expenses. OBRA '90 was modified by the Work Incentives Improvement Act of 1999 and extended by the Pension Funding Equity Act of 2004 to extend annual excess asset transfers through the fiscal year ending March 28, 2014.

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
Pension Benefits	Quarter Ended		Nine Months Ended
	01/02/05	12/28/03	01/02/05	12/28/03
Components of Net Periodic Benefit
Cost (in thousands of dollars)
Service Cost	$ 162	$ 116	$ 486	$ 388
Interest cost on projected
benefit obligation	403	479	1,209	1,397
Expected return on plan assets	(919)	(889)	(2,758)	(2,668)
Amortization of prior service cost	4	59	12	178
Recognized actuarial gain	10	74	31	222
	------	------	------	------
Net periodic benefit before OBRA '90	(340)	(161)	(1,020)	(483)
Transfer of assets for payment of
retiree medical benefits (401(h)Plan)	381	418	1,143	1,255
	------	------	------	------
Net periodic cost	$ 41	$ 257	$ 123	$ 772
	======	======	======	======
Other Postretirement Benefits	Quarter Ended		Nine Months Ended
	01/02/05	12/28/03	01/02/05	12/28/03
Components of Net Periodic Benefit
Cost (in thousands of dollars)
Interest cost on projected
benefit obligation	$ 269	$ 243	$ 806	$ 730
Expected return on plan assets
Recognized actuarial (gain)/loss	7	(25)	20	(75)
Effect of Medicare Subsidy	(35)	-	(70)	-
	------	------	------	------
Net periodic benefit before OBRA '90	241	218	756	655
Transfer of assets for payment of
retiree medical benefits (401(h)Plan)	(381)	(418)	(1,143)	(1,255)
	------	------	------	------
Net periodic benefit	$ (140)	$ (200)	$ (387)	$ (600)
	======	======	======	======

Union Pension Plans - Operating Shipyard - The Company participates in several multi-employer plans, which provide defined benefits to the Company's collective bargaining employees. The expense for these plans totaled $0.4 million and $1.7 million for the quarter and nine month periods ending January 2, 2005, respectively.

During the same periods of fiscal year 2004, the expense for these plans totaled $1.1 million and $3.0 million, resectively.

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

OVERVIEW

The Company derives a significant portion of its revenues from work performed under its contracts with the U.S. Navy and the U.S. Coast Guard. Work under such contracts is scheduled by and at the convenience of the U.S. Navy and the U.S. Coast Guard. The work lost as a result of the transfer or decommissioning of the Fast Combat Support Ships under the AOE contract has been partially offset by CVN work deferred in fiscal year 2004 due to operations in Iraq and submarine work for Electric Boat.

Under the new United States Coast Guard - Multi - Ship, Multi - Option contract (MSMO contract) awarded to the Company in fiscal year 2004, the expected repair availability on the Polar Sea was delayed due to the lack of government funding for the major overhaul requirements on this vessel. This reduced the level of work the Company performed for the Coast Guard in the third quarter. As well, third quarter commercial business volumes were reduced due to a very competitive ship repair market and a lack of available drydock space.

Work on submarine contracts for Electric Boat and directly for the Navy on the USS Columbus contributed significantly to the amount of work done in the third quarter of fiscal year 2005.

On December 16, 2004 the Company announced that it had been awarded a five-year lease with the Navy for the use of the AFDM-10 Drydock, "Resolute". The Navy plans to move the Resolute from its current location in Virginia to Puget Sound during the summer of 2005 where Todd will take possession. The Resolute is 522 feet in length, 124 feet wide and has a lifting capacity of 18,000 tons. Once in place at Todd, the Resolute will be used to dock a variety of commercial and government ships.

Operating Results

All comparisons within the following discussion are with the corresponding periods in the previous year, unless otherwise stated.

Revenue - The Company's third quarter revenue of $21.4 million reflects a decrease of $19.0 million (47.0%) from the same period last fiscal year. The quarter to quarter decrease is primarily attributable to lower Navy volumes related to the reduction of AOE work associated with the transfer/ decommissioning of the AOE's, and lower volumes of US Coast Guard and commercial ship repair work. This volume decrease was partially offset by submarine work and high incentive performance fees awarded in the quarter. Revenues for the first nine months of fiscal year 2005 of $90.1 million reflect an decrease of $15.8 million (14.9%) from fiscal year 2004 comparable period. The decrease in the first nine months of the comparable fiscal year 2005 is primarily attributable to lower volumes of Navy, US Coast Guard and commercial ship repair activity partially offset by submarine work and the above mentioned incentive performance fees awarded in the third quarter.

Cost of Revenue - Cost of revenue during the third quarter of fiscal year 2005 was $11.9 million, or 55.6% of revenue. Cost of revenue during the third quarter of fiscal year 2004 was $27.9 million, or 69.3% of revenue. The cost of revenue decrease in the third quarter of fiscal year 2005 is primarily attributable to decreased volumes. Cost of revenue as a percentage of revenue decreased by 13.7% during the third quarter of 2005 from the comparable period of fiscal year 2004 mostly as a result of the higher margins in all areas of the Company's operations and the above mentioned incentive performance fees, which, because the work was completed in a previous quarter, have no costs associated with them.

Cost of revenue during the first nine months of fiscal year 2005 was $57.2 million, or 63.6% of revenue. During the comparable period in fiscal year 2004, cost of revenue was $76.6 million, or 72.4% of revenue. The decrease in cost of revenue as a percentage of revenue is primarily attributable to two factors. First, in fiscal year 2004, there was a $2.5 million charge related to the unanticipated bankruptcy of one of the Company's former workers compensation insurers. Cost of revenue as a percentage of revenue for the first nine months of fiscal year 2004 would have been 70.0% without this charge. Second, margins were favorably impacted by improved cost performance in all areas of the Company's operations and by the above mentioned performance fees, which, because the work was completed in a previous quarter, have no costs associated with them.

Administrative and manufacturing overhead expense - Overhead costs for administrative and manufacturing activities were $7.7 million, or 36.2% of revenue for the third quarter of fiscal year 2005. During the same period of fiscal year 2004, administrative and manufacturing overhead costs were $10.9 million, or 27.0% of revenue. The $3.1 million decrease in administrative and manufacturing overhead is attributable to volume decreases and targeted reductions in overhead spending during the third quarter of fiscal year 2005. The increase in administrative and manufacturing costs as a percentage of revenue is primarily attributable to lower volumes in the third quarter of the current year.

Administrative and manufacturing overhead costs for the first nine months of fiscal year 2005 were $26.1 million, or 28.9% of revenue. During the same period of fiscal year 2004, administrative and manufacturing overhead costs were $29.0 million, or 27.4% of revenue. The $2.9 million decrease is due to targeted reductions in overhead spending and volume decreases during the third quarter of fiscal year 2005. The increase in administrative and manufacturing costs as a percentage of revenue is primarily attributable to lower volumes in the current year.

Investment and other income - Investment and other income was $0.2 million for the third quarter and $0.6 million for the first nine months of fiscal year 2005. During the same periods in fiscal year 2004, investment and other income was $1.0 million and $1.5 million, respectively.

Income Taxes - For the third quarter ended January 2, 2005, the Company reported income before income taxes of $2.0 million and recorded $0.7 million in federal income tax expense, resulting in net income reported for the period of $1.3 million. In the prior year period ended December 28, 2003, the Company reported income before income taxes of $2.7 million and recorded $1.0 million federal income tax expense, resulting in net income for the period of $1.7 million.

For the nine months ended January 2, 2005 the Company reported income before income taxes of $7.3 million and recorded $2.3 million in federal income tax expense, resulting in net income reported for the period of $5.0 million. During the same period in fiscal year 2004, the Company reported income before income taxes of $2.3 million and recorded $0.8 million federal income tax expense, resulting in net income for the period of $1.5 million.

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

Working Capital

Working capital at January 2, 2005 was $42.4 million, an increase of $6.0 million (16.5%) from the working capital reported at the end of fiscal year 2004. This increase is primarily attributable to the increase in net income of $3.5 million and the decrease in costs on incomplete projects in excess of billings as a result of decreased volume.

Capital Expenditures

Capital expenditures for the first nine-months of fiscal year 2005 were $2.2 million and were primarily attributable to costs associated with planned improvements to the Seattle shipyard facility.

Credit Facility

Todd Pacific Shipyards Corporation ("Todd Pacific"), a wholly owned subsidiary of the Company, has a $10.0 million revolving credit facility available for its working capital requirements. As of January 2, 2005 Todd Pacific had no outstanding borrowings on its credit line. Todd Pacific is in compliance with all debt covenants.

Stock Repurchase

In fiscal year 2003, the Board of Directors approved the purchase of up to 500,000 shares of the Company's common stock in open market or negotiated transactions. During the nine-month period, the Company did not purchase any shares.

Dividends

On December 23, 2004, the Company paid a dividend of 10 cents ($0.10) per share to all shareholders of record as of September 8, 2004. The approximate amount of the dividend paid was $0.5 million.

Also, on December 20, 2004, the Company declared a dividend of ten cents $0.10) per share to be paid on March 23, 2005 to all shareholders of record as of March 8, 2005. The estimated amount of this dividend is approximately $0.5 million.

ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

The Company has provided total aggregate reserves of $28.7 million at January 2, 2005 for its contingent environmental and bodily injury liabilities. As of March 28, 2004, the Company had recorded aggregate reserves of $32.0 million. Due to the complexities and extensive history of the Company's environmental and bodily injury matters, the amounts and timing of future expenditures are uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

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

As of January 2, 2005, the Company has recorded aggregate assets of $28.5 million related to its reserves for environmental and bodily injury liabilities. As of March 28, 2004, the Company had recorded aggregate assets of $31.8 million. These assets reflect receivables under contractual arrangements with the insurance companies to share costs for certain environmental and other matters, as well as amounts deposited to securitize certain remediation activities. Amounts recoverable from insurance companies are recorded within the Company's Consolidated Balance Sheets as insurance receivables and, in the case of reimbursements currently due, as a current asset. Amounts held in security deposits are recorded within the Company's Consolidated Balance Sheets as restricted cash.

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

Pursuant to the current schedule, remediation of the SSOU began in the second quarter of fiscal 2005. Current environmental regulations limit the period of time during the year that dredging may occur. Given these limits, dredging in the SSOU will require several years to complete. The Company will complete its first year of dredging during the fourth quarter of fiscal 2005 and expects to be finished with the pier demolition and dredging in its entirety during the fourth quarter of fiscal year 2006. The current estimated cost of the SSOU cleanup is included in the environmental reserve.

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

During the third quarter of fiscal year 2005, the Company, along with 55 other companies and organizations, was notified that it is a potentially responsible party at the BKK Landfill Facility in West Covina, California. The site is the subject of an investigation and remedial order from the California Department of Toxic Substances Control. It is alleged that the Company's San Pedro shipyard (closed in 1990) caused shipyard waste to be sent to the BKK Facility during the 1970s and 1980s. The Company is investigating these allegations.

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

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, analyzing them in two different categories based on severity of illness. Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All others of a less medically serious nature are categorized as "non-malignant." The Company is currently defending approximately 24 "malignant" claims and approximately 554 "non-malignant" claims. The Company and its insurers are vigorously defending these actions.

During the first nine months of fiscal year 2005, the Company experienced relatively minor changes in its bodily injury liabilities and insurance receivables. As of January 2, 2005 the Company has recorded a bodily injury liability reserve of $7.9 million and a bodily injury insurance receivable of $5.8 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $8.1 million and $5.8 million, respectively, at March 28, 2004. These bodily injury liabilities and receivables are classified within the Company's Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

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

Since establishing the reserve during the first quarter of fiscal year 2004, the Company has paid approximately $0.4 million in claims, which have been charged against the reserve.

BACKLOG

At January 2, 2005 the Company's firm shipyard backlog consisted of approximately $12 million of repair and overhaul work. The Company's backlog at March 28, 2004 was approximately $19 million. The decrease in the backlog work at the end of the first nine months of fiscal year 2005 is primarily due to decreased work for the Navy, US Coast Guard and commercial ship repair activity partially offset by submarine work.

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

In the first quarter of fiscal year 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP No. 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. FSP No. 106-2 requires the disclosure of the effect of the subsidy on the measurement of the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost for the current period. The Company has elected prospective recognition, which affects accounting periods beginning after June 15, 2004. The impact for the third quarter of fiscal year 2005 is $35 thousand. This represents a reduction of interest cost of $28 thousand and actuarial loss of $7 thousand. The impact of the Federal subsidy for the remainder of fiscal year 2005 will be a reduction in the accumulated post-retirement benefit obligation of $2.0 million and an additional reduction in net post-retirement benefit costs of $35 thousand for the balance of the year. The represents a decrease in interest cost of $84 thousand and actuarial loss of $21 thousand.

On December 16, 2004, the FASB issued FASB Statement No.123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supercedes APB Opinion No.25, Accounting for Stock Issued to Employees, and amends FASB Statement No.95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R)requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted in the first interim period beginning after June 15, 2005. The Company will adopt Statement 123(R) on July 3, 2005. The Company plans to adopt Statement 123 using the "modified prospective" recognition method in which compensation cost is recognized beginning with the effective date July 3, 2005 based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. The impact of adoption on the Company's financial statements is not expected to be material.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

(b) Changes in Internal Controls Over Financial Reporting. There has been no significant changes in our internal controls over financial reporting during the three months ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits

No. 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14a

(filed herewith)

No. 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14a

(filed herewith)

No. 32.1 Certification of Chief Executive Officer pursuant to Rule 13a-

14(b) and section 906 of the Sarbanes-Oxley Act of 2002

(subsections (a) and (b) of section 1350, chapter 63 of title 18,

United States Code. (furnished herewith)*

No. 32.2 Certification of Chief Financial Officer pursuant to Rule 13a-

14(b) and section 906 of the Sarbanes-Oxley Act of 2002

(subsections (a) and (b) of section 1350, chapter 63 of title 18,

United States Code. (furnished herewith)*

No. 99.1 Press Release dated February 8, 2005 announcing financial results for the Company's quarterly period ended January 2, 2005.

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

February 8, 2005