Form 10-K
TODD SHIPYARDS CORP
filed 2005-06-10
CIK 98537

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [X] Yes [] No

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $78.4 million as of October 1, 2004.

There were 5,423,156 shares of the corporation's $.01 par value common stock outstanding at June 9, 2005.

Documents Incorporated by Reference

Portions of the Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held September 9, 2005 are incorporated by reference into Part III of the Annual Report on Form 10-K.

TABLE OF CONTENTS
PART I
	Page No.
Item 1.	Business.............................................	3
Item 2.	Properties...........................................	7
Item 3.	Legal Proceedings....................................	8
Item 4.	Submission of Matters to a Vote of Security Holders..	13
PART II
Item 5.	Market for the Registrant's Common Equity and
	Related Stockholder Matters..........................	14
Item 5C.	Treasury Stock .....................................	14
Item 6.	Selected Financial Data..............................	14
Item 7.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations..................	16
Item 7A.	Quantitative and Qualitative Disclosures About
	Market Risk..........................................	31
Item 8.	Consolidated Financial Statements and
	Supplementary Data...................................	31
Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure..................	64
Item 9A.	Controls and Procedures.............................	64
Item 9B.	Other Information...................................	65
PART III
Item 10.	Directors and Executive Officers of the
	Registrant...........................................	65
Item 11.	Executive Compensation...............................	65
Item 12.	Security Ownership of Certain Beneficial Owners
	and Management and Related Stockholders Matters......	65
Item 13.	Certain Relationships and Related Transactions.......	65
Item 14.	Principal Accounting Fees and Services...............	65
PART IV
Item 15.	Exhibits and Financial Statement Schedules	65
Signatures...................................................		68

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

ITEM 1. BUSINESS

INTRODUCTION

Todd Shipyards Corporation (the "Company") was organized in 1916 and has operated a shipyard in Seattle, Washington (the "Shipyard") since incorporation. The Company is incorporated under the laws of the State of Delaware and operates the Shipyard through a wholly owned subsidiary, Todd Pacific Shipyards Corporation ("Todd Pacific"). Todd Pacific has historically been engaged in the repair/overhaul, conversion and construction of commercial and military ships. Today, Todd is the largest private shipyard in the Pacific Northwest and its clients include the United States ("US") Government ("Government"), Department of the Navy ("Navy"), the US Coast Guard ("Coast Guard"), the Washington State Ferry System, fishing fleets, cargo shippers, tug and barge operators and cruise lines. The Company's general offices are located at 1801 16th Avenue S.W., Seattle, Washington 98134-1089, and its telephone number is (206) 623-1635.

Available Information

The Company will make available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act free of charge through the Company's internet web site at www.toddpacific.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

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

Commercial repair and overhaul contracts are obtained by competitive bidding, awarded by negotiation or assigned by customers who have a preference for a specific shipyard. On jobs that are advertised for competitive bids, owners usually furnish specifications and plans that become the basis for an agreed upon contract. Repair and overhaul jobs are usually contracted on a fixed-price or time and material basis.

The majority of the Company's Government ship repair and overhaul work is awarded on an option basis under one of the Company's four cost-type contracts with the Navy and the Coast Guard. These contracts provide for reimbursement of costs, to the extent allocable and allowable under applicable Government regulations, and payment of an incentive or award fee based on the Company's performance with respect to certain pre-established criteria. The Company also performs repair and overhaul work for the Navy and the Coast Guard on a fixed price basis through a formal bidding process.

The Company's commercial and Government ship repair and overhaul contracts contain customer payment terms that are determined by mutual agreement. Typically, the Company is periodically reimbursed through progress payments based on the achievement of certain agreed to milestones. In some cases, the customer retains an agreed portion of the contract price during the warranty period. Some vessel owners contracting for repair, maintenance, or conversion work also require some form and amount of performance and payment bonding, particularly state agencies. Because of these requirements the Company is bonded for certain projects in the cumulative amount of $0.8 million at April 3, 2005.

Construction Operations

On February 11, 2005, Washington State Ferries ("WSF") announced that Todd Pacific is the only shipyard in the competition to build four new auto ferries for the State of Washington that met all of the pre-qualification requirements to develop a proposal for the detailed design and construction of the four vessels. On June 2, 2005 WSF advised the Company that another shipyard's protest of their disqualification had been upheld by an administrative law judge. The Company does not currently know the impact of the judge's decision.

During the third quarter of fiscal year 2003, the Company began work on a $5.2 million new construction project to build two large steel structures called "cutting edges." The cutting edges are barge like structures used as floating work platforms for the construction of the caissons, which will eventually support the new Tacoma Narrows Bridge. The first cutting edge was delivered in March 2003 and the second was delivered in April 2003.

Prior to the Tacoma Narrows project, the Company's last new construction project was completed during the first quarter of fiscal year 2000, with the delivery of the Margarita II, a floating electrical power plant.

While the Company may selectively pursue new construction opportunities in the future, its primary focus will remain on repair, maintenance and overhaul business opportunities.

Distribution of Work

The approximate distribution of the Company's Shipyard revenues for each of the last three fiscal years is summarized as follows:
	2005	2004	2003
Federal Government	91%	84%	82%
Commercial	9%	16%	18%
Total	100%	100%	100%

The distribution of the Company's revenues from Government sources increased 7% in fiscal year 2005 over fiscal year 2004. This increase is driven for the most part by submarine work carried out for Electric Boat. Revenue continues to be strongly influenced by the amount and timing of repair, maintenance and overhaul work awarded under each the two remaining Navy cost-type contracts.

Future Operations

The Company plans to continue to actively pursue Government and commercial repair, maintenance and overhaul opportunities. International opportunities are limited because shipyards in foreign countries are often subsidized by their governments and in some cases enjoy significantly lower labor costs. Subsidies can allow foreign shipyards to enter into production contracts at prices below their actual production costs. Competition for domestic construction and repair opportunities will continue to be intense as certain of the Company's larger competitors have more modern facilities, lower labor cost structures, or access to greater financial resources. The Company intends to capitalize on the advantages of its geographic location, the skills of its experienced workforce and production efficiencies developed over the past several years as it competes for repair, maintenance and overhaul opportunities.

Employees

The number of persons employed by the Company varies considerably depending primarily on the level of Shipyard activity. Employment averaged approximately 750 during fiscal year 2005 and totaled approximately 1200 employees on April 3, 2005.

During fiscal year 2005, an average of approximately 600 of the Company's Shipyard employees were covered by a union contract that became effective during the third quarter of fiscal year 2003. At April 3, 2005, approximately 1000 Company employees were covered under this contract.

During the third quarter of fiscal year 2003, the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards) and Todd Pacific Shipyards reached an agreement on a new collective bargaining agreement. The Todd Pacific Shipyards eligible workforce ratified the agreement on October 22, 2002. The parties had been operating under an extension of the old agreement, which expired on July 31, 2002. The three-year agreement, which was effective retroactively to August 1, 2002 and expires on July 31, 2005, includes an annual 3.5% wage and fringe benefit increase. Management considers its relations with the various unions to be stable.

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

Recurring costs associated with the Company's environmental compliance program are expensed as incurred. Capital expenditures in connection with environmental compliance include the development of a storm water system for approximately $4.0 million.

The Company has an accrued liability of $26.7 million as of April 3, 2005 for environmental and bodily injury matters. As assessments of environmental matters and remediation activities progress, these liabilities are reviewed periodically and adjusted to reflect additional technical, engineering and legal information that becomes available. The Company's estimate of its environmental liabilities is affected by several uncertainties such as, but not limited to, the method and extent of remediation of contaminated sites, the percentage of material attributable to the Company at the sites relative to that attributable to other parties, and the financial capabilities of the other Potentially Responsible Parties ("PRP") at most sites. The Company's estimate of its bodily injury liabilities is also affected as additional information becomes known regarding alleged damages from past exposure to asbestos at Company facilities. The Company is covered under its various insurance policies for some, but not all, potential environmental and bodily injury liabilities.

As of April 3, 2005, the Company has recorded an insurance receivable of $23.7 million, which mitigates a major portion of its accrued environmental and bodily injury liability. See Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 11 of the Notes to Consolidated Financial Statements for further information regarding the Company's environmental and bodily injury matters.

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

Backlog

At April 3, 2005 the Company's backlog consisted of approximately $53 million of repair, maintenance, and conversion work. This compares with backlogs of approximately $19 million and $22 million at March 28, 2004 and March 30, 2003, respectively. The Company's current backlog is primarily attributable to firm repair, maintenance and conversion work scheduled for completion during fiscal year 2006.

Since work under the Company's Navy and Coast Guard phased maintenance contracts is at the option of the Navy and the US Coast Guard, the Company cannot provide assurance as to the timing or level of work that may be performed under these contracts. Therefore, the increase in the backlog is primarily due to the timing of the availabilities for the phased maintenance contracts. Projected revenues from these contracts are not included in the Company's backlog until contract options are exercised by these customers.

ITEM 2. PROPERTIES

The Company is required to maintain Navy certification on its drydocks and cranes in order to be eligible to bid on and perform work under certain Navy and Coast Guard contracts. Throughout fiscal year 2005, the Company maintained all required certifications.

The design capacities of the Company's two drydocks, both of which are located at the Shipyard, are as follows:
Name	Year Built	Type	Owned	Leased	Max. Design Capacity(in tons)	Date of Lease Expiration
Emerald Sea	1970	Steel	X		40,000	-
YFD-70	1945	Steel		X	17,500	4/15/2006*

*The Company has communicated to the Navy its intention to exercise its lease option for an additional five years ending April 15, 2011.

In October 2003, the smaller of the two dry docks that the Company leased from the Navy sustained damage during a windstorm. The Company was reimbursed by the insurance carrier for the majority of the costs incurred to recover the dry dock. The dock was declared a total constructive loss and was demolished in October 2004. The Company's repair and maintenance operations have not been materially affected by the loss of this dock.

The Company evaluates its plans for future operations of its remaining leased dry dock when the lease expiration date falls within the next operating cycle. The lease terms on drydock YFD-70 provide for a nominal annual lease payment and a minimum amount of annual maintenance that the Company must perform. The lease also includes minimum levels of maintenance that the Company must perform during the life of the lease. The Company has included the nominal annual lease payment and the average annual maintenance cost that must be performed over the life of the lease on drydock YFD-70 in Note 9 of the Notes to the Consolidated Financial Statements (Item 8).

The Company's current Navy drydock certifications are for amounts that are less than the drydocks' maximum design capacity, however they are sufficient to allow the Company to perform work on all non-nuclear Navy vessels homeported in Puget Sound, as well as on all Coast Guard and Washington State Ferry vessels.

On December 16, 2004 the Company announced that it had been awarded a five-year lease with the Navy for the use of the AFDM-10 Drydock, "Resolute." The Navy plans to move the Resolute from its current location in Virginia to Puget Sound during the summer or early fall of 2005 where Todd will take possession.

The Resolute is 522 feet in length, 124 feet wide and has a design capacity of 18,000 tons. Once in place at Todd, the Resolute will be used to dock a variety of commercial and government ships.

The Company believes that its owned and leased properties at the Shipyard are in reasonable operating condition given their age and usage, although from time to time the Company has been required to incur substantial expenditures to ensure the continuing serviceability of certain owned and leased machinery and equipment.

Towards the end of fiscal year 2001, the Company determined that such serviceability repairs would be required on the Emerald Sea to maintain Navy certification on a long-term basis. Certain time sensitive repairs began early in fiscal year 2002, while the Company evaluated several alternative repair scenarios and management's plans for future operations.

Once the Company completed its evaluation in fiscal year 2002, a comprehensive, multi-year refurbishment plan was approved by management that would allow the Company to maintain Navy certification into the future. This multi-year plan included scheduled refurbishment periods so repairs did not interfere with the on-going shipyard operations. With the de-commissioning and/or transfer of the "AOE" class vessels to the Military Sealift Command, the Company is re-evaluating its Emerald Sea refurbishment plan. The Company will continue to assess the plan in light of its future drydock requirements and will make appropriate changes as needed to support Shipyard operations.

During fiscal year 2005, the Company spent approximately $3.3 million on Shipyard capital expenditures.

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

At April 3, 2005, the Company maintained aggregate reserves of $26.7 million for pending claims and assessments relating to environmental matters, including $18.5 million associated with the Harbor Island Superfund Site (the "Harbor Island Site") and $7.3 million for asbestos related claims.

Funding for costs and payments of claims represented by such reserves is expected to be provided to a significant extent by receivables due from insurance companies under policies and insurance in place agreements described below. At April 3, 2005, such receivables aggregated $23.7 million.

Included in the reserves are sediment remediation costs for Harbor Island of $14.3 million that are expected to occur in fiscal year 2006. These costs are reflected in the Company's balance sheet under current liabilities. Likewise, the insurance receivable of $14.3 million relating to these reserves is reflected in the Company's balance sheet under current assets.

For more information, see Note 11 of the Notes to the Consolidated Financial Statements (Item 8.) below and the discussion under the heading "Environmental Matters and Contingencies" in Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7.) below.

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

The agreement provides coverage for the known liabilities in an amount exceeding the Company's current booked reserves of $18.5 million. Additionally, the Company entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

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

During the third quarter of fiscal year 1997, the EPA issued its Record of Decision ("ROD") for the SSOU. The ROD identifies four alternative solutions for the SSOU remediation and identifies the EPA's selected remedy. During the third quarter of fiscal year 2000, the EPA expanded the boundaries of the SSOU issuing their Phase 1B Data Report and resulting Explanation of Significant Differences outlining the changes to the ROD. During the fourth quarter of fiscal year 2000, the Company and the EPA entered into an Administrative Order of Consent for the development of the remedial design for the SSOU.

During the fourth quarter of fiscal year 2003, the company and the EPA entered into a Consent Decree for the cleanup of the SSOU, which, along with the associated Remedial Design Statement of Work for Remedial Action ("SOW"), was subsequently approved by the Department of Justice. The Consent Decree provides for the submittal of the Remedial Action Work Plan to the EPA subsequent to the approval by the EPA of the final design. The Remedial Action Work Plan provides for construction and implementation of the remedy set forth in the ROD, the two Explanation of Significant Differences (issued in fiscal years 2000 and 2003), the SOW, and the design plans and specifications developed in accordance with the Remedial Action Work Plan and approved by the EPA. During the fourth quarter of fiscal year 2004 the Company submitted its Final Design Report to the EPA for the SSOU. The Final Design Report provides for the following actions to take place at the SSOU:

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

Pursuant to the current schedule, remediation of the SSOU began in the second quarter of fiscal 2005. Current environmental regulations limit the period of time during the year that dredging may occur. Given these limits, dredging in the SSOU will require several years to accomplish. The Company completed its first year of dredging during the fourth quarter of fiscal 2005. The Consent Decree requires that the Company be finished with the pier demolition and dredging in its entirety in fiscal year 2006. The current estimated cost of the SSOU cleanup is included in the environmental reserve.

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

Under the Federal Superfund law, potentially responsible parties may have liability for damages to natural resources in addition to liability for remediation. During the second quarter of fiscal year 2003, the Company began discussions with the natural resource trustees ("Trustees") for the Harbor Island Superfund Site ("Site") and continued these discussions during the remainder of fiscal year 2003. The Company anticipates that the Trustees will file a claim against the Company at some future date alleging damages to the natural resources at the Site caused by the release of hazardous substances. The best estimate of a potential natural resource damage claim has been included in the environmental reserve. The payment of any eventual claim is covered by the aforementioned insurance policy, except for the policy deductible, provided that aggregate policy limits have not been exceeded. The amount of the policy deductible payment is reflected in the Company's environmental reserve at April 3, 2005.

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

The Company has further been notified by the Commencement Bay Natural Resource Trustees ("Trustees") that the parties occupying the aforementioned property subsequent to 1946 have been allocated liability for natural resource damages. While the Trustees have not submitted a claim against the Company for natural resource damages, they invited the Company to participate in a mediation with the PRPs to resolve intra-facility allocation issues. The Company declined the invitation to participate in the mediation.

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

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, dividing them into two different categories based on severity of illness. Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All other claims of a less medically serious nature are categorized as "non-malignant." The Company is currently defending approximately 27 "malignant" claims and approximately 531 "non-malignant" claims.

The relief sought in all cases varies greatly by jurisdiction and claimant. Included in the approximate 356 cases open as of April 3, 2005 are approximately 558 claimants. The exact number of claimants is not determinable as approximately 94 of the open cases include multiple claimant filings against 20-100 defendants. The filings do not indicate which claimants allege liability against the Company. The previously stated 558 claimants is the Company's best estimate taking known facts into consideration.

Approximately 156 cases do not assert any specific amount of relief sought.

Approximately 160 cases contain standard boilerplate language asserting on behalf of each claimant a claim for compensatory damages of $2 million and punitive damages of $20 million against approximately 20-100 defendants. Approximately 36 cases set forth the same boilerplate language asserting $5-$20 million in compensatory and $5-$20 million in punitive damages on behalf of each claimant against approximately 20-100 defendants. Approximately 8 cases assert $1-$5 million in compensatory and $5-$10 million in punitive damages on behalf of each claimant against approximately 20-100 defendants. Approximately 5 cases seek compensatory damages of less than $1 million per claim. The claims involved in the foregoing cases do not specify against which defendants which claims are made or alleged dates of exposure.

Based upon settled or concluded claims to date, the Company has not identified any correlation between the amount of the relief sought in the complaint and the final value of the claim. The Company and its insurers are vigorously defending these actions.

As a result of claims resolution during fiscal year 2005, bodily injury reserves declined from $8.1 million at March 28, 2004 to $7.3 million at April 3, 2005. Likewise, bodily injury insurance receivables declined from $5.8 million to $5.3 million. These bodily injury liabilities and receivables are classified within the Company's Consolidated balance sheets as environmental and other reserves, and insurance receivables, respectively.

The Company has entered into agreements with several of its insurers to provide coverage for a significant portion of settlements and awards related to these bodily injury claims. These agreements have aggregate limits on amounts to be paid overall and formulas for amounts of payment on individual claims. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims. The two most significant agreements provide coverage applicable to claims of exposure to asbestos occurring between 1949 and 1976 and occurring between 1976 through 1987. Insurance coverage for exposures to asbestos was no longer available from the insurance industry after 1987. Due to changes in federal regulations in the 1970's that resulted in the swift decline in commercial and military application of asbestos and increased regulation over the handling and removal of asbestos, there exists minimal risk of claims arising from exposure after 1987. Contractual formulas are utilized to determine the amount of coverage from each agreement on each claim settled or litigated. Once the initial date of alleged exposure to asbestos is determined, all contractual years subsequent to that date participate in the settlement. Since all known claims involve alleged exposure prior to 1976, the 1976 through 1987 agreement will participate in the settlement or judgment of all outstanding claims that are settled or litigated. As a result, and as the years remaining calculation set forth below indicates, the 1976 through 1987 agreement will exhaust prior to the 1949 through 1976 agreement. Based on historical claims settlement data only, the Company projects that at April 3, 2005, the 1949 through 1976 agreement will provide coverage for an additional 22.3 years and the 1976 through 1987 agreement will provide coverage for an additional 4.2 years. At March 28, 2004, the Company projected that these agreements would provide coverage for an additional 21.6 years and 5.4 years, respectively. The Company resolved 11 malignant claims in 2005 compared with 15 in 2004 and 13 in 2003. If historical settlement patterns or the rate of filing for new cases change in future periods, these estimated coverage periods could be shorter or longer than anticipated. Moreover, if one or both of these coverages are exhausted at some future date, the Company's costs related to subsequent claims and for legal expenses previously covered by these insurance agreements may increase.

The following chart indicates the number of claims filed and resolved in the past three fiscal years, including the number of claims yet to be resolved at the end of each fiscal year. (Resolution includes settlements, adjudications and dismissals). The claims are further categorized as either malignant or non-malignant.
	Bodily Injury Claims
	Malignant	Non- Malignant	Total
Outstanding, March 31, 2002	35	535	570
Claims filed	14	72	86
Claims resolved	(13)	(73)	(86)
	---	---	---
Outstanding, March 30, 2003	36	534	570
Claims filed	4	70	74
Claims resolved	(15)	(41)	(56)
	---	---	---
Outstanding, March 28, 2004	25	563	588
Claims filed	13	13	26
Claims resolved	(11)	(45)	(56)
	---	---	---
Outstanding, April 3, 2005	27	531	558

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended April 3, 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

The Company's stock is listed on the New York Stock Exchange (NYSE:TOD). The following table sets forth, by quarter, the high and low composite sales prices of the stock as reported by the NYSE.
Quarter Ended	High	Low
June 29, 2003	16.03	12.56
September 28, 2003	17.24	14.90
December 29, 2003	18.26	15.82
March 28, 2004	17.80	17.70
June 27, 2004	18.10	16.53
October 3, 2004	17.90	17.80
January 2, 2005	18.10	14.91
April 3, 2005	20.15	16.51

On June 9, 2005, the high and low prices of the Company's common stock on the NYSE were $18.85 and $18.85, respectively.

At June 7, 2005, there were 1,623 holders of record of 5,423,156 outstanding shares of common stock.

See Note 18 of the consolidated financial statements for information on dividends declared over the past two fiscal years. It is the intent of the Company to consider and act upon the payment of future dividends on a regular quarterly basis. Future dividend declarations will depend on, among other factors, the Company's earnings and prospects, its cash position and investment needs.

ITEM 5C. TREASURY STOCK

During the third quarter of fiscal year 2003, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock from time to time in open market or negotiated transactions.

The following table summarizes the purchases of the Company's common stock to be held in treasury for the past three fiscal years.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased
Authorized				500,000
Oct 2002	10,000	$12.04	10,000	490,000
Jan 2003	400	$12.84	400	489,600
Feb 2003	7,200	$12.84	7,200	482,400
Mar 2003	1,900	$12.98	1,900	480,500
Apr 2003	22,400	$12.94	22,400	458,100

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands of dollars, except for share data)

The following table summarizes certain selected consolidated financial data of the Company, which should be read in conjunction with the accompanying Consolidated Financial Statements of the Company included in Item 8.
	April 3, 2005		March 28, 2004		March 30, 2003		March 31, 2002		April 1, 2001
Operations:
Revenue	$134,037		$147,794		$151,811		$121,945		$116,545	(8)
Operating
income	11,907	(1)	2,166	(3)	5,098	(6)	6,902		11,950	(9)
Net income	8,993	(2)	4,032	(4)	4,110	(6)	7,018		16,727
Net income
per share of common stock
Basic	1.66		0.76		0.78		1.05		1.74
Diluted	1.62		0.72		0.74		1.03		1.73

Dividends declared
per common share	0.40		0.50		0.00		0.00		0.00

Financial position:
Working capital	46,195		36,362	(5)	42,525		37,129	(7)	59,293
Fixed assets	27,333		28,244	(5)	16,634		16,595		17,358
Total assets	156,451		147,902		141,580		133,680	(7)	164,900
Long-term
obligations	36,210		42,063		56,189		49,911		47,024
Stockholders'
equity	$ 78,807		$ 71,371		$ 69,534		$ 65,997	(7)	$ 93,081

  The 7% increase in work for the Government, including the new submarine work for Electric Boat, favorably impacted operating income. In addition, improved cost performance resulted in increased award fees on Government work and lower direct costs on fixed price projects.

  Net income was favorably impacted by the operating improvement discussed above, offset by decreases in investment income from the prior fiscal year. The prior year was also impacted by a $2.5 million non-cash charge arising from the provision for anticipated workers compensation claims costs due to the bankruptcy of one of the Company's previous insurance carriers.

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

  Early in fiscal year 2004, the Company announced a special capital budget of approximately $13 million for improvements to its Seattle shipyard facility during its fiscal years 2004 and 2005. These improvements include the replacement of a major pier, a storm water collection and discharge system and significant upgrades to its electrical system and are in addition to the Company's routine annual capital expenditures. During fiscal year 2004, the Company spent approximately $10.0 million of the special facilities capital budget and $4.6 million on other shipyard capital expenditures.

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

  The Company's 2001 revenues were impacted favorably by an agreement reached with the US Navy to share in certain environmental insurance costs. Under terms of the agreement, the Company was able to invoice and record revenue of $3.9 million during the fourth quarter of fiscal year 2001. The agreement also allowed the Company to invoice and recognize an additional $1.7 million in fiscal years 2002, 2003 and 2004, respectively. In addition, the Company received a favorable arbitration award on the Margarita II, a floating electrical power plant that was completed in fiscal year 2000. The award allowed the Company to recognize $1.9 million of revenue in the fourth quarter of fiscal year 2001.

  During fiscal year 2001, the Company recorded a net insurance settlement of $2.1 million, which was partially offset by a $1.5 million environmental and other reserve charge, resulting in an increase to income from operations of $0.6 million.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The Notes to the Consolidated Financial Statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith. The following discussion and analysis of financial condition and results of operations contain forward-looking statements, which involve risks and uncertainties. The Company's actual results in future periods may differ significantly from the results discussed in or anticipated by such forward looking statements. Certain factors, which may impact results for future periods, are discussed below under the captions "Overview - Profitability," and "Environmental Matters." Readers should also consider the statements and factors discussed under the caption "Operations Overview" in Item 1 and the discussion of environmental matters and related bodily injury claims set forth in Item 3 of this Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended April 3, 2005, together with the Notes to the Company's Consolidated Financial Statements for the fiscal year then ended.

Overview

Volumes and revenue in 2005 were favorably impacted at the beginning of the year by jobs commenced in fiscal year 2004, including submarine work the Company performed for Electric Boat Corporation. The commencement of work on the John C. Stennis in January of 2005 also provided a boost to both volumes and revenue in the fourth quarter.

During the first half of fiscal year 2005, the Company recorded $68.7 million, or 51.3% of its full year revenue. Revenues in the first half of the year were higher than the second half due to higher volumes of cost-type work in the first half versus the second half of the year. However, the Company's operating and net income during the first six month period were lower than those in the second six month period because of high performance incentive fees awarded in the last half of the year.

Revenues for the third and fourth quarters of the year were $65.3 million. In spite of the modest decline in revenue, operating income and net income were stronger in the second half of the year due, as mentioned above, to the high performance incentive fees and the higher volume of Navy and submarine work, which was offset by reduced commercial work.

For the full year ended April 3, 2005, the Company recorded revenue of $134.0 million, a decrease of $13.8 million, or approximately 9%, from fiscal year 2004 revenue of $147.8 million. This revenue decrease is primarily attributable to reduced commercial and other non-Navy work volumes partially offset by new submarine work.

During fiscal year 2005, the Company recorded operating income of $11.9 million on revenue of $134.0 million, or approximately 9% of revenue. This represents an increase in operating income of $9.7 million from fiscal year 2004 operating income of $2.2 million. The increase is a result of two factors. First, the higher volume of Government work, including cost-type submarine work, and improved performance on fixed cost projects. Second, a $2.5 million increase over the prior year related to the 2004 charge arising from the provision for anticipated workers compensation claims costs due to the bankruptcy of one of the Company's previous insurance carriers.

In addition, the Company recognized $1.0 million in non-operating investment income for the year ended April 3, 2005. This amount, in addition to the operating income reported, resulted in fiscal year 2005 income before income tax expense of $12.9 million.

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

The USS Sacramento (AOE 1) was decommissioned in October 2004.

In January 2005, the Navy announced its intention to deactivate the USS Camden (AOE 2) in the fall of 2005. At that time the Navy informed the Company that the options for the two remaining repair availabilities on the USS Camden would not be exercised, cancelling the remaining planned maintenance availabilities.

During the first quarter of fiscal year 2005, the Company submitted a claim to the Navy to settle all outstanding issues related to its Emerald Sea dry dock, which includes the Navy's share of the un-recovered repair, maintenance and operating costs of the dry dock.  These are costs that the Company believes it is owed under the AOE contract.  On May 31, 2005, The Navy denied the Company's claim in its entirety. The Company has the right to appeal this decision and is considering its options. As a result the Company has not recorded any recovery in the financial results for the current fiscal year.

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

NIMITZ CLASS Aircraft Carriers ("CVN")

During the first quarter of fiscal year 2005, the Department of the Navy awarded the Company a five-year, cost-type contract for the long-term overhaul and maintenance to the NIMITZ CLASS aircraft carriers (CVN) home ported in Puget Sound.  The contract consists of multiple contract options for planned incremental availabilities (PIA's), docking planned incremental availabilities (DPIA's) and continuous maintenance and upkeep for the USS LINCOLN (CVN-72), USS STENNIS (CVN-74), USS NIMITZ (CVN-68) and USS VINSON (CVN-70) when they are in Puget Sound. The work includes all types of non-nuclear ship repair, alterations and maintenance. All on-board work is accomplished by the Company's workforce at Puget Sound Naval Shipyard in Bremerton, Washington, or at Naval Station Everett.

The work is performed under a cost plus award fee with performance incentive fee contract and represents the second long term contract for aircraft carrier maintenance awarded to the Company. The first such contract was awarded in 1999. The Company is supported in this effort by various regional suppliers and subcontractors. Significant support is provided by the Company's two teaming partners for this contract, Pacific Ship Repair and Fabrication ("PacShip") and AMSEC LLC ("AMSEC"). The notional value for this five-year contract is approximately $133 million if all options are exercised.

Los Angeles Class Nuclear Submarine Contract

In October 2004, the Company was awarded, by the Department of the Navy, a contract to accomplish preservation work on the USS COLUMBUS, a Los Angeles Class nuclear submarine (SSN-762). The Company's work on this contract is being performed under a firm fixed price contract for approximately $9 million with the Navy. The work is being accomplished in drydock at the Puget Sound Naval Shipyard in Bremerton, Washington. This availability commenced on October 15, 2004 and is scheduled to be completed by May 31, 2005. The Company is supported in this effort by its subcontractor, IMIA, LLC, a division of Earl Industries of Portsmouth, Virginia.

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

The work is performed under a cost plus incentive fee contract. The Company has performed similar work for the Coast Guard over the past several years under individual, competitively bid, firm fixed priced contracts. This current award marks the first time the Coast Guard has used a long term phased-maintenance approach on any Coast Guard vessels. The notional value of the contract, if all options are exercised by the Coast Guard, is approximately $50.0 million. Under this contract, the expected repair availability on the Polar Sea in the second quarter of fiscal year 2005 was delayed due to the lack of government funding for the major overhaul requirements on this vessel. There is no assurance that all options will be exercised, in whole or in part.

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

The Company's fabrication work on the USS OHIO was performed under a cost plus incentive fee contract with Electric Boat, and under a firm fixed price contract for the associated project management and quality assurance work. The total value of this contract was approximately $5.2 million. Work on this contract was completed in the second quarter of fiscal year 2005. The Company's work on the USS MICHIGAN is being performed under a firm fixed price contract of approximately $4.9 million.

In addition to Electric Boat's contract for the Trident's structural retrofit at PSNS, the Company has entered into a contract to provide a number of repair and alteration services aboard the USS OHIO and USS MICHIGAN at PSNS.

Bath Iron Works

During the fourth quarter of fiscal year 2004, the Company confirmed its expected participation, along with Southwest Marine, Inc., San Diego Division, on the team lead by Bath Iron Works, a subsidiary of General Dynamics (NYSE:GD), to perform Post Shakedown Availability work ("PSA") on DDG-51 Aegis Destroyers ("Destroyers"). The Navy contract for this work, which was awarded to Bath Iron Works, includes options for PSA work to be accomplished in Navy homeports of Everett, Washington and Pearl Harbor, HI.

The Company's expected participation will include the performance of the PSA work on between one and three Destroyers that are expected to be home ported in Everett, Washington. Work on the first option, as exercised by the Navy, began in the first quarter of fiscal year 2006 and has a value of approximately $9.6 million. Any work that the Company performs for Bath Iron Works will be accomplished under a cost plus award fee subcontract. If the Navy stations the second and third Destroyers at Everett, Washington and exercises options for PSA work on those ships, the anticipated contract value to the Company for its expected work on all three ships will be approximately $30 million between 2005 and 2007. The PSA work primarily involves the installation of system and equipment upgrades and/or ship alterations as required.

Business Volume and Backlog

At April 3, 2005 the Company's backlog consisted of approximately $53 million of repair, maintenance, and conversion work. This compares with backlogs of approximately $19 million and $22 million at March 28, 2004 and March 30, 2003, respectively. The Company's current backlog is primarily attributable to firm repair, maintenance and conversion work scheduled for completion during fiscal year 2006.

Since work under the Company's Navy and Coast Guard phased maintenance contracts is at the option of the Navy and the Coast Guard, the Company cannot provide assurance as to the timing or level of work that may be performed under these contracts. Therefore, the increase in the backlog is primarily due to the timing of the availabilities for the phased maintenance contracts. Projected revenues from these contracts are not included in the Company's backlog until these customers exercise contract options.

Profitability

The Company's future profitability depends largely on the ability of the Shipyard to maintain an adequate volume of ship repair, overhaul and conversion business to augment its longer-term contracts. The variables affecting the Company's business volume include public support provided to competing Northwest shipyards, excess west coast and industry-wide shipyard capacity, foreign competition, governmental legislation and regulatory issues, activity levels of the US Navy, competitors' pricing behavior, and Company labor efficiencies, work practices and estimating abilities. Other factors that can contribute to future profitability include the amounts of annual expenditures needed to ensure continuing serviceability of the Company's owned and leased machinery and equipment.

The Company continues to respond aggressively to the increasingly competitive shipbuilding and repair industry. In addition to management's focus on the profitability of existing Shipyard operations through reduced operating costs, improved production efficiencies, increased customer service and the pursuit of new business volume, management continues to evaluate options for deployment of assets with a view to improving the Company's return on investment.

Critical Accounting Policies

The Company's established accounting policies are outlined in the footnotes to the Consolidated Financial Statements (contained in Part II, Item 8. of this Form 10-K) entitled "Principal Accounting Policies." As part of its reporting responsibilities, management continually evaluates and reviews the adequacy of its accounting policies and methods as new events occur. Management believes that its policies are applied in a consistent manner that provides the user of the Company's financial statements with a current, accurate and complete presentation of information in accordance with US generally accepted accounting principles.

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

Revenue Recognition

The Company recognizes revenue, contract costs, and profit on the percentage-of completion method based upon direct labor hours incurred. Using the percentage-of-completion method requires the Company to make certain estimates of the total cost to complete a project, estimates of project schedule and completion dates, estimates of the percentage at which the project is complete, estimates of award fees earned, estimates of annual overhead rates and estimates of amounts of any probable unapproved claims and/or change orders. These estimates are continuously evaluated and updated by experienced project management and accounting personnel assigned to these activities, and senior management also reviews them on a periodic basis. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are generally reflected in revenue in the current period.

The Company has considerable experience in managing multiple projects simultaneously and in preparing accurate cost estimates, schedules and project completion dates. However, many factors, including but not limited to weather, fluctuations in material prices, labor shortages, and timely availability of materials, can affect the accuracy of these estimates and may impact future revenues either favorably or unfavorably.

US Government procurement standards are followed to determine the allowability as well as the allocability of costs charged to Government contracts. Costs incurred and allocated to contracts with the Government are closely scrutinized for compliance with underlying regulatory standards by Company personnel, and are subject to audit by the Defense Contract Audit Agency ("DCAA"). Other than normal cost accounting issues raised by the DCAA as a result of their regular, ongoing reviews, the Company is not aware of any outstanding issues with the DCAA.

Environmental Remediation, Bodily Injury, Other Reserves and Insurance Receivable

The Company faces potential liabilities in connection with the alleged presence of hazardous waste materials at its Seattle shipyard and at several sites used by the Company for disposal of alleged hazardous waste. The Company has also been named as a defendant in a number of civil actions alleging damages from past exposure to toxic substances, generally asbestos, at former Company facilities that are now closed. At April 3, 2005, the Company maintained aggregate reserves of $26.7 million for pending claims and assessments relating to these environmental matters, including $18.5 million associated with the Company's Seattle shipyard site and $7.3 million for asbestos or bodily injury related claims.

The Company has various insurance policies and agreements that provide coverage on the costs to remediate these environmental sites and for the defense and settlement of bodily injury claims. At April 3, 2005, the Company had recorded an insurance receivable of $23.7 million relating to these environmental and bodily injury matters, including $18.4 million associated with the Company's Seattle shipyard site and $5.3 million for bodily injury related claims.

Included in the reserves are sediment remediation costs for Harbor Island of $14.3 million that are expected to occur in fiscal year 2006. These costs are reflected in the Company's balance sheet under current liabilities. Likewise, the insurance receivable of $14.3 million relating to these reserves is reflected in the Company's balance sheet under current assets.

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

The Company's insurance recoveries for environmental remediation and bodily injury claims are estimated independently from the associated liabilities and are based on insurance coverage or contractual agreements negotiated with its former insurance companies. These policies and agreements are primarily with two insurance companies. Based upon the current credit rating of both of these companies, the Company anticipates that both insurance companies will be able to satisfy their respective obligations under the policy or agreement. However, if this assumption is incorrect and either of these companies is unable to meet its future financial commitments, the Company's financial condition and results of operation could be adversely affected.

Pension Asset and Accrued Post Retirement Health Benefits

The accounting for employee pension and other post retirement benefit costs and obligations require management to determine appropriate assumptions about the future, which are used by actuaries to estimate net costs and liabilities. These assumptions include discount rates, health care cost trends, inflation rates, long-term rates of return on plan assets, retirement rates, mortality rates and other factors. Management bases these assumptions on historical results, the current environment and reasonable expectations of future events. Actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. While management believes the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect pension and other post retirement benefits costs and obligations. See Note 7 to the Consolidated Financial Statements for more information regarding costs and assumptions for employee pension and other post retirement benefits.

YEAR TO YEAR COMPARISONS
2005 COMPARED WITH 2004

Net income for fiscal year 2005 was $9.0 million, an increase of $5.0 million, or 123% from fiscal year 2004. This increase was attributable to the increase in Government work, new submarine work and the contribution from higher than expected fees awarded and recognized this year for work mostly completed in fiscal year 2004.

Revenues

The Company recorded revenue of $134.0 million during fiscal year 2005, which represents a decrease of $13.8 million, or approximately 9%, from fiscal year 2004 reported revenue of $147.8 million. This decrease is primarily attributable to reduced commercial work volumes partially offset by increased Government and new submarine work.

Cost of Revenues

Cost of revenues for fiscal year 2005 decreased by $20.5 million, or approximately 19%, from fiscal year 2004. This decrease was primarily attributable to decreases in work volumes experienced in fiscal year 2005 when compared to fiscal year 2004. Cost of revenues as a percentage of revenues was 65% and 73% for fiscal years 2005 and 2004, respectively.

The decrease in cost of revenues as a percentage of revenue in fiscal year 2005 is primarily attributable to improved margins on both Government and commercial work, award fees recognized for costs incurred in 2004 and the $2.5 million charge recorded in the first quarter of fiscal year 2004 related to the unanticipated bankruptcy of one of the Company's previous insurance carriers.

Administrative and Manufacturing Overhead

Overhead costs for administrative and manufacturing activities decreased by $3.3 million, or 9% from fiscal year 2004. Administrative and manufacturing overhead as a percentage of revenue was approximately 26% for both fiscal years 2005 and 2004. The decrease in administrative and manufacturing overhead costs is attributable to the decrease in volume, management cost reduction initiatives and operational efficiencies.

Provision for Environmental Reserves and Other

During fiscal year 2005 and fiscal year 2004, the Company received partial reimbursement of $0.1 million and $0.2 million, respectively, from another Harbor Island potentially responsible party for certain past environmental costs incurred by the Company. This partial reimbursement is reflected in other insurance settlements in the Consolidated Statement of Income for the years ended April 3, 2005 and March 28, 2004.

Investment and Other Income

Investment and other income in fiscal year 2005 decreased by $0.7 million, or approximately 44%, when compared to fiscal year 2004. The decrease in investment and other income reported during fiscal year 2005 is primarily attributable to lower rates of return on investments in 2005 as compared to 2004.

In fiscal year 2005 and fiscal year 2004, the Company's average funds available for investment purposes was $35.4 million and $36.6 million, respectively.

Gain on Sale of Available-For-Sale Securities

During fiscal year 2005, the Company reported a net loss of $8 thousand on the sale of available-for-sale securities, which is a decrease of $0.6 million from fiscal year 2004. The significant decrease in gains on the sale of available-for-sale securities reported in fiscal year 2005 is primarily attributable to market conditions that were less favorable during fiscal year 2005 as compared to fiscal year 2004.

Income Taxes

In fiscal year 2005, the Company recognized federal income tax expense of $3.9 million. This represents an increase of $3.4 million in federal tax expense when compared to fiscal year 2004. The effective income tax rates recorded in fiscal years 2005 and 2004 were 30% and 10%, respectively. This increase is attributable to a $1.1 million reduction in income tax expense in fiscal year 2004 resulting from the resolution of certain income tax contingencies that were established in previous years.

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

Revenues

The Company recorded revenue of $147.8 million during fiscal year 2004, which represents a decrease of $4.0 million, or approximately 3%, from fiscal year 2003 reported revenue of $151.8 million. This decrease is primarily attributable to reduced commercial and other non-Navy work volumes in fiscal year 2004.

Cost of Revenues

Cost of revenues for fiscal year 2004 decreased by $1.6 million, or approximately 2% from fiscal year 2003. The majority of this decrease was attributable to decreases in work volumes experienced in fiscal year 2004 when compared to fiscal year 2003. Cost of revenues as a percentage of revenues was 73% and 72% for fiscal years 2004 and 2003, respectively.

The increase in cost of revenues as a percentage of revenue in fiscal year 2004 is primarily attributable to a $2.5 million charge recorded in the first quarter related to the unanticipated bankruptcy of one of the Company's previous insurance carriers.

Administrative and Manufacturing Overhead

Overhead costs for administrative and manufacturing activities increased by $1.3 million, or 3% from fiscal year 2003. Administrative and manufacturing overhead as a percentage revenue was approximately 26% and 24% for fiscal years 2004 and 2003, respectively. The increase in administrative and manufacturing overhead costs as a percentage of revenue is attributable to increases in repair and maintenance expenses for the Company's dry docks, and expenses associated with the recovery and maintenance of the smaller leased Navy dry dock that sank during a storm in October 2003.

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

In both fiscal years 2004 and 2003, the Company's average funds available for investment purposes were $36.6 million.

Gain on Sale of Available-For-Sale Securities

During fiscal year 2004, the Company reported a net gain of $0.6 million on the sale of available-for-sale securities, which is an increase of $0.6 million compared to fiscal year 2003. The significant increase in gains on the sale of available-for-sale securities reported in fiscal year 2004 is primarily attributable to market conditions that were more favorable during fiscal year 2004 than during fiscal year 2003.

Income Taxes

In fiscal year 2004, the Company recognized federal income tax expense of $0.5 million. This represents a decrease of $1.7 million in federal tax expense compared to fiscal year 2003. The effective income tax rates recorded in fiscal years 2004 and 2003 were 10% and 35%, respectively. This decrease is attributable to the decrease in income tax expense of $1.1 million resulting from the resolution in the fourth quarter of certain income tax contingencies that were established in previous years.

Environmental Matters and Other Contingencies

The Company has provided total aggregate reserves of $26.7 million as of April 3, 2005 for its contingent environmental and bodily injury liabilities. Due to the complexities and extensive history of the Company's environmental and bodily injury matters, the amounts and timing of future expenditures is uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

The Company has various insurance policies and agreements that provide coverage of the costs to remediate environmental sites and for the defense and settlement of bodily injury cases. These policies and agreements are primarily with two insurance companies. Based upon the current credit rating of both of these companies, the Company anticipates that both parties will be able to perform under their respective policy or agreement. As of April 3, 2005, the Company has recorded an insurance receivable of $23.7 million to reflect the contractual arrangements with several insurance companies to share costs for certain environmental and other matters.

Included in the reserves are sediment remediation costs for Harbor Island of $14.3 million that are expected to occur in fiscal year 2006. These costs are reflected in the Company's balance sheet under current liabilities. Likewise, the insurance receivable of $14.3 million relating to these reserves is reflected in the Company's balance sheet under current assets.

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

In fiscal year 2005, the Company spent $0.1 million for environmental site remediation. All of these costs are reimbursable to the Company through its insurance coverage. An additional $10.5 million in environmental site remediation was spent by third party vendors under the direction of the Company's management. These costs were paid directly to the third party vendors under the Company's insurance policies. Most of these expenditures were related to the Harbor Island Site.

The Company spent approximately $0.3 million and $0.5 million on environmental site remediation in fiscal years 2004 and 2003, respectively. All of these costs are reimbursable to the Company through its insurance coverage.

Actual costs to address the Harbor Island Site and other environmental sites and matters will depend upon numerous factors, including the number of parties found liable at each environmental site, the method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, technological developments and changes in environmental laws and regulations. The Company entered into a Consent Decree with the EPA during the fourth quarter of fiscal year 2003 with respect to its Harbor Island Site and, as a result, the Company increased its Harbor Island Site reserves by an additional $9.1 million.

In the fourth quarter of fiscal year 2001, the Company entered into a 30-year agreement with an insurance company that will provide the Company with broad-based insurance coverage for the remediation of the Company's operable units at the Harbor Island Superfund Site.

The agreement provides coverage for the known liabilities in an amount exceeding the Company's current booked reserves of $18.5 million. Additionally, the Company has entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

Past Activities - Asbestos and Related Claims

The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities.

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, dividing them into two different categories based on severity of illness. Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All other claims of a less medically serious nature are categorized as "non-malignant". The Company is currently defending approximately 27 "malignant" claims and approximately 531 "non-malignant" claims.

The relief sought in all cases varies greatly by jurisdiction and claimant. Included in the approximate 356 cases open as of April 3, 2005 are approximately 558 claimants. The exact number of claimants is not determinable as approximately 94 of the open cases include multiple claimant filings against 20-100 defendants. The filings do not indicate which claimants allege liability against the Company. The previously stated 558 claimants is the Company's best estimate taking known facts into consideration.

Approximately 156 cases do not assert any specific amount of relief sought.

Approximately 160 cases contain standard boilerplate language asserting on behalf of each claimant a claim for compensatory damages of $2 million and punitive damages of $20 million against approximately 20-100 defendants. Approximately 36 cases set forth the same boilerplate language asserting $5-$20 million in compensatory and $5-$20 million in punitive damages on behalf of each claimant against approximately 20-100 defendants. Approximately 8 cases assert $1-$5 million in compensatory and $5-$10 million in punitive damages on behalf of each claimant against approximately 20-100 defendants. Approximately 5 cases seek compensatory damages of less than $1 million per claim. The claims involved in the foregoing cases do not specify against which defendants which claims are made or alleged dates of exposure.

Based upon settled or concluded claims to date, the Company has not identified any correlation between the amount of the relief sought in the complaint and the final value of the claim. The Company and its insurers are vigorously defending these actions.

As a result of claims resolution during fiscal year 2005, bodily injury reserves declined from $8.1 million at March 28, 2004 to $7.3 million at April 3, 2005. Likewise, bodily injury insurance receivables declined from $5.8 million to $5.3 million. These bodily injury liabilities and receivables are classified within the Company's consolidated balance sheets as environmental and other reserves, and insurance receivables, respectively.

The Company has entered into agreements with several of its insurers to provide coverage for a significant portion of settlements and awards related to these bodily injury claims. These agreements have aggregate limits on amounts to be paid overall and formulas for amounts of payment on individual claims. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims. The two most significant agreements provide coverage applicable to claims of exposure to asbestos occurring between 1949 and 1976 and occurring between 1976 through 1987. Insurance coverage for exposures to asbestos was no longer available from the insurance industry after 1987. Due to changes in federal regulations in the 1970's that resulted in the swift decline in commercial and military application of asbestos and increased regulation over the handling and removal of asbestos, there exists minimal risk of claims arising from exposure after 1987. Contractual formulas are utilized to determine the amount of coverage from each agreement on each claim settled or litigated. Once the initial date of alleged exposure to asbestos is determined, all contractual years subsequent to that date participate in the settlement. Since all known claims involve alleged exposure prior to 1976, the 1976 through 1987 agreement will participate in the settlement or judgement of all outstanding claims that are settled or litigated. As a result, and as the years remaining calculation set forth below indicates, the 1976 through 1987 agreement will exhaust prior to the 1949 through 1976 agreement. Based on historical claims settlement data only, the Company projects that at April 3, 2005, the 1949 through 1976 agreement will provide coverage for an additional 22.3 years and the 1976 through 1987 agreement will provide coverage for an additional 4.2 years. At March 28, 2004, the Company projected that these agreements would provide coverage for an additional 21.6 years and 5.4 years, respectively. The Company resolved 11 malignant claims in 2005 compared with 15 in 2004 and 13 in 2003. If historical settlement patterns or the rate of filing for new cases change in future periods, these estimated coverage periods could be shorter or longer than anticipated. Moreover, if one or both of these coverages are exhausted at some future date, the Company's share of responsibility will increase for any subsequent claims and for legal expenses previously covered by these insurance agreements.

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

Since establishing the reserve, the Company has paid approximately $0.3 and $0.2 million in claims in fiscal years 2005 and 2004, respectively, which have been charged against the reserve.

Liquidity, Capital Resources and Working Capital

At April 3, 2005 the Company's cash and cash equivalents, and securities available-for-sale balances were $3.8 million and $35.0 million, respectively, for a total of $38.8 million. At March 28, 2004 the Company's cash and cash equivalents, and securities available for sale balances were $1.3 million and $30.7 million, respectively, for a total of $32.0 million.

The Company anticipates that its cash, cash equivalents and marketable securities position, anticipated fiscal year 2006 cash flow, access to credit facilities and capital markets, taken together, will provide sufficient liquidity to fund operations for fiscal year 2006. Accordingly, shipyard capital expenditures are expected to be financed from working capital. A change in the composition or timing of projected work could cause planned capital expenditures and repair and maintenance expenditures to change.

In the long-term, the Company's liquidity could be impacted by default of its insurers on environmental or bodily injury claims. The Company however anticipates that it will meet its long-term liquidity needs due to its available cash reserves, ability to generate profits and lack of debt.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $12.7 million for the year ended April 3, 2005. This amount was primarily attributable to fiscal year net income adjusted for depreciation, deferred taxes and changes in working capital.

Net cash provided by operating activities was $7.0 million for the year ended March 28, 2004. This amount was primarily attributable to fiscal year net income adjusted for depreciation and changes in working capital.

Investing Cash Flows

Net cash used in investing activities was $8.2 million for the year ended April 3, 2005 and consisted primarily of purchases of marketable securities and capital expenditures offset by sales and maturities of marketable securities.

Net cash used in investing activities was $13.2 million for the year ended March 28, 2004 and consisted primarily of purchases of marketable securities and capital expenditures offset by sales and maturities of marketable securities.

Capital Expenditures

During fiscal year 2005, the Company spent approximately $3.3 million on new capital assets.

During fiscal year 2004, the Company spent approximately $10.0 million on a storm water collection and discharge system, pier modifications and significant upgrades to its electrical system, plus $4.6 million on other shipyard capital expenditures.

The capital expenditures for fiscal year 2005 are in addition to ongoing repair and maintenance expenditures in the shipyard of $2.4 million, $4.8 million, and $5.4 million in fiscal years 2005, 2004, and 2003, respectively. The decrease in fiscal year 2005 repair and maintenance costs compared to fiscal year 2004 is primarily attributable to a decrease in costs associated with the Company's multi-year refurbishment of its owned dry dock.

Financing Activities

Net cash used in financing activities for fiscal year 2005 was $2.0 million. This consisted primarily of dividends paid on common stock of $2.2 million, offset by proceeds from the exercise of stock options.

On March 21, 2005, the Company declared a dividend of ten cents ($0.10) per share, payable on June 23, 2005, to shareholders of record as of June 8, 2005. Based on the current number of outstanding shares, the cash impact of this dividend will be approximately $0.5 million.

Net cash used in financing activities for fiscal year 2004 was $1.5 million. This consisted primarily of dividends paid on common stock of $2.1 million, offset by proceeds from the exercise of stock options.

Credit Facility

Todd Pacific Shipyards Corporation, a wholly owned subsidiary of the Company has a $10.0 million revolving credit facility with interest payable at the prime rate. The credit facility, which is renewable on a bi-annual basis, provides Todd Pacific with greater flexibility in funding its operational cash flow needs. Todd Pacific had no outstanding borrowings as of April 3, 2005 and March 28, 2004, respectively.

Stock Repurchase

During fiscal year 2005, 20,500 shares of treasury stock were reissued pursuant to the exercise of stock options held by two officers of the Company. 6,532,877 shares were held as treasury stock as of April 3, 2005.

During fiscal year 2004, 154,000 shares of treasury stock were reissued pursuant to the exercise of stock options held by four officers of the Company. 6,553,377 shares were held as treasury stock as of March 28, 2004.

During the third quarter of fiscal year 2003, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock from time to time in open market or negotiated transactions. Under this authorization, the Company repurchased an aggregate of 22,400 shares in open market transactions during the first quarter of fiscal year 2004 and 19,500 shares in fiscal year 2003. In fiscal year 2004 the shares were purchased at an average price of $12.94 per share for total consideration of $289,887. In fiscal year 2003 the shares were purchased at an average price of $12.44 per share for a total consideration of $242,592.

Labor Relations

Todd Pacific Shipyards currently operates under the terms and conditions of a collective bargaining agreement with the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards). The three-year agreement is in effect from August 1, 2002 to July 31, 2005. The Company believes its relationship with its labor unions to be stable.

Off-Balance Sheet Arrangements

As of April 3, 2005 the Company had no off-balance sheet arrangements.

Contractual Obligations

The following table presents information about the Company's contractual obligations as of April 3, 2005.
		Payments Due by Period
Contractual Obligations	Total Amount Committed	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Leases	$ 3,069	$ 832	$ 212	$ 184	$ 1,841
Other long-term liabilities*	15,665	14,328	1,337
	--------	------	------	------	------
	$18,734	$15,160	$ 1,549	$ 184	$ 1,841

* This represents environmental reserves on the balance sheet, which are discussed in Note 11.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company does not own any derivative financial instruments as of April 3, 2005 nor does it presently plan to in the future. However, the Company is exposed to interest rate risk. The Company's interest income is most sensitive to changes in the general level of US interest rates. In this regard, changes in US interest rates affect the interest earned on the Company's cash equivalents and certain marketable securities. The Company's marketable securities are also subject to the inherent market risks and exposures of the underlying debt and equity securities in both US and foreign markets. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities. The Company believes that the risk associated with interest rate and market fluctuations related to these marketable securities is not a material risk based on a 1% sensitivity analysis.

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

The Company is also exposed to potential increases in future health care cost trend rates. Increases in these trend rates could have a significant affect on the amounts reported by the Company for its health care plans. The Company reports in Note 7 to the Consolidated Financial Statements the effects of a 1% change in the health care cost trend rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders

Todd Shipyards Corporation

We have audited the accompanying consolidated balance sheets of Todd Shipyards Corporation as of April 3, 2005 and March 28, 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended April 3, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Todd Shipyards Corporation at April 3, 2005 and March 28, 2004 and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 3, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Todd Shipyards Corporation's internal control over financial reporting as of April 3, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 9, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

June 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders

Todd Shipyards Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Todd Shipyards Corporation maintained effective internal control over financial reporting as of April 3, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Todd Shipyard Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Todd Shipyards Corporation maintained effective internal control over financial reporting as of April 3, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Todd Shipyards Corporation maintained, in all material respects, effective internal control over financial reporting as of April 3, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Todd Shipyards Corporation as of April 3, 2005 and March 28, 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended April 3, 2005 and our report dated June 9, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

June 9, 2005

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

The Board of Directors provides oversight to the financial reporting process through its Audit Committee, which meets regularly with management, corporate audit, and the independent registered public accounting firm to review the activities of each and to ensure that each is meeting its responsibilities with respect to financial reporting and internal controls.

Finally, each of the undersigned has personally certified that the information contained in this Annual Report on Form 10-K is accurate and complete in all material respects, and that there are in place sound disclosure controls designed to gather and communicate material information to appropriate personnel within the company.

/s/ Stephen G. Welch
Stephen G. Welch
President and Chief Executive Officer

/s/ Scott H. Wiscomb
Scott H. Wiscomb
Chief Financial Officer

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
April 3, 2005 and March 28, 2004
(In thousands of dollars)
	2005	2004
ASSETS
Cash and cash equivalents	$ 3,823	$ 1,328
Securities available-for-sale	34,964	30,682
Accounts receivable, less allowance for
doubtful accounts of $1 and $43
US Government	12,922	5,591
Other	4,742	2,039
Costs and estimated profits in excess of
billings on incomplete contracts	12,815	14,367
Inventory, less obsolescence reserve
of $82 and $139	1,408	1,223
Insurance receivable - current	14,328	13,500
Other current assets	1,625	1,233
Deferred taxes	1,002	867
	--------	--------
Total current assets	87,629	70,830

Property, plant and equipment, net	27,333	28,244

Restricted cash	2,919	2,936
Deferred pension asset	28,127	28,725
Insurance receivable	9,401	15,748
Other long-term assets	1,042	1,419
	--------	--------
Total assets	$156,451	$147,902

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accruals	$ 19,730	$ 14,616
Accrued payroll and related liabilities	3,149	2,032
Billings in excess of costs and estimated
profits on incomplete contracts	1,527	1,924
Environmental and other reserves - current	14,328	13,500
Taxes payable other than income taxes	2,121	2,298
Income taxes payable	579	98
	--------	--------
Total current liabilities	41,434	34,468

Environmental and other reserves	12,408	18,511
Accrued post retirement health benefits	14,957	15,791
Deferred taxes	6,328	4,930
Other non-current liabilities	2,517	2,831
	--------	-------
Total liabilities	77,644	76,531

Commitments and contingencies (see Notes 9, and 12
11 and 12)

Stockholders' equity: Common stock $.01 par value-authorized
19,500,000 shares, issued 11,956,026 shares at April 3, 2005 and March 28, 2004, and outstanding 5,423,156 at April 3, 2005 and 5,402,656 at March 28, 2004	120	120
Paid-in capital	38,974	38,114
Retained earnings	86,739	79,918
Accumulated other comprehensive income	1	393
Treasury stock (6,532,870 shares at April 3,
2005 and 6,553,370 shares at March 28, 2004)	(47,027)	(47,174)
	--------	--------
Total stockholders' equity	78,807	71,371
	--------	--------
Total liabilities and stockholders' equity	$156,451	$147,902

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years Ended April 3, 2005, March 28, 2004 and March 30, 2003
(in thousands, except per share amounts)
	2005	2004	2003
Revenues	$134,037	$147,794	$151,811

Operating Expenses:
Cost of revenues	87,286	107,758	109,406

Administrative and
manufacturing overhead	34,821	38,115	36,832

Provision for environmental
and other reserves	125	-	600

Other insurance settlements	(102)	(245)	(125)

Total operating expenses	122,130	145,628	146,713

Operating income	11,907	2,166	5,098

Investment and other income	962	1,717	1,240

Gain (loss) on available-for-sale
securities	(8)	619	(9)

Income before income tax expense	12,861	4,502	6,329

Income tax expense	(3,868)	(470)	(2,219)

Net income	$ 8,993	$ 4,032	$ 4,110

Net income per common share:
Basic	$ 1.66	$ 0.76	$ 0.78
Diluted	$ 1.62	$ 0.72	$ 0.74

Dividends declared, per common share	$ 0.40	$ 0.50	$ 0.00

Weighted Average Shares Outstanding
Basic	5,420	5,306	5,283
Diluted	5,566	5,569	5,553

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended April 3, 2005, March 28, 2004 and March 30, 2003
(in thousands of dollars)
	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$ 8,993	$ 4,032	$ 4,110
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	3,593	2,996	2,774
Deferred pension asset	598	984	1,114
Post retirement health benefits	(834)	(797)	(816)
Deferred income taxes	1,475	592	951
Tax benefit from exercise of nonqualified
stock options	489	-	-
Impairment of available-for-sale securities	-	-	260
Stock based compensation	131	205	116
Decrease (increase) in operating assets:
Costs and estimated profits in excess of
billings on incomplete contracts	1,552	(8,116)	(603)
Inventory	(185)	211	55
Accounts receivable	(10,034)	620	7,574
Insurance receivable	5,519	3,179	(5,629)
Other (net)	633	14	(1,163)
Increase (decrease) in operating liabilities:
Accounts payable and accruals	5,354	4,590	88
Accrued payroll and related liabilities	1,117	(574)	168
Billings in excess of costs and estimated
profits on incomplete contracts	(397)	567	(1,507)
Environmental and other reserves	(5,275)	(3,044)	6,588
Income taxes payable	481	(689)	(1,130)
Other (net)	(491)	2,191	147
Net cash provided by operating
activities	12,719	6,961	13,097

INVESTING ACTIVITIES:
Purchases of marketable securities	(13,103)	(11,435)	(29,741)
Sales of marketable securities	1,242	5,504	7,663
Maturities of marketable securities	6,905	7,339	3,300
Capital expenditures	(3,260)	(14,606)	(2,825)
Net cash used in investing activities	(8,216)	(13,198)	(21,603)

FINANCING ACTIVITIES:
Restricted cash	17	94	210
Purchase of treasury stock	-	(290)	(243)
Proceeds from exercise of stock options	147	853	47
Dividends paid on common stock	(2,172)	(2,145)	-
Net cash provided by (used in)
financing activities	(2,008)	(1,488)	14

Net increase (decrease) in cash and cash
equivalents	2,495	(7,725)	(8,492)
Cash and cash equivalents at beginning of year	1,328	9,053	17,545
Cash and cash equivalents at end of year	$ 3,823	$ 1,328	$ 9,053

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$ 21	$ 23	$ -
Income taxes	1,468	950	2,133

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
Years Ended April 3, 2005, March 28, 2004 and March 30, 2003
(in thousands of dollars, except for shares)
2005	2004	2003
Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning
of the year	5,402,656	$ 120	5,271,056	$ 120	5,283,222	$ 120
Purchase of
treasury stock	-	-	(22,400)	-	(19,500)	-
Exercise of
stock options	20,500	-	154,000	-	7,334	-
Balance at end
of the year	5,423,156	$ 120	5,402,656	$ 120	5,271,056	$ 120

Paid-in Capital
Balance at beginning
of the year	$ 38,114	$ 38,405	$ 38,295
Stock based compensation	131	205	116
Proceeds from exercise
of stock options	-	(256)	(6)
Reclass of put option
liability	240	(240)	-
Tax benefit on stock
options exercised	489
Balance at end of the year	$ 38,974	$ 38,114	$ 38,405

Retained Earnings
Balance at beginning
of the year	$ 79,918	$ 78,573	$ 74,463
Net income for the year	8,993	4,032	4,110
Dividends declared	(2,172)	(2,687)	-
Balance at end
of the year	$ 86,739	$ 79,918	$ 78,573

Accumulated Other
Comprehensive Income
Balance at beginning
of the year	$ 393	$ 429	$ 922
Net change in unrealized
gains on available-for
-sale securities, (net of
tax of $212, $20 and $265)	(392)	(36)	(493)
Balance at end of
the year	$ 1	$ 393	$ 429

Treasury Stock
Balance at beginning
of the year	$(47,174)	$(47,993)	$(47,803)
Purchase of treasury
stock	-	(290)	(243)
Exercise of stock
options	147	1,109	53
Balance at end of
the year	$(47,027)	$(47,174)	$(47,993)

Comprehensive Income
Net income	$ 8,993	$ 4,032	$ 4,110
Other comprehensive
(loss) per above	$ (392)	$ (36)	$ (493)
Total comprehensive
income	$ 8,601	$ 3,996	$ 3,617

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended April 3, 2005, March 28, 2004 and March 30, 2003

1. PRINCIPAL ACCOUNTING POLICIES

(A) Business - The Company's primary business is ship overhaul, conversion and repair for the United States Government, state ferry systems, and domestic and international commercial customers. The majority of the Company's work is performed at either its Seattle, Washington facility (the "Shipyard") or at the Puget Sound Naval Shipyard in Bremerton, Washington, by a unionized production workforce.

(B) Basis of Presentation - The Consolidated Financial Statements include the accounts of Todd Shipyards Corporation (the "Company") and its wholly owned subsidiaries Todd Pacific Shipyards Corporation ("Todd Pacific") and TSI Management, Inc. ("TSI"). All inter-company transactions have been eliminated. In accordance with the Company's policy of ending its fiscal year on the Sunday nearest March 31, the Company's fiscal year 2005 ended on April 3, 2005 and included 53 weeks. Certain reclassifications have been made to the statement of cash flows for prior years shown to conform to the current year presentation.

(C) Estimates - The preparation of financial statements in US Generally Accepted Accounting Principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(D) Revenue Recognition - The Company recognizes revenue, costs, and profit on construction contracts in accordance with Statement of Position No. 81-1 (SOP No. 81-1), "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." The Company enters into government cost-type contracts, time and materials contracts and fixed price contracts. Revenue, costs, and profit, in the form of incentive or award fees, on government cost-type contracts are recognized on the percentage-of-completion method (determined based on costs incurred). Revenue, costs, and profits on time-and-material contracts are recorded based upon direct labor hours at fixed hourly rates and cost of materials as incurred. Revenue and profits on fixed price contracts are recognized on the percentage-of-completion method based on percentage of work completed to date compared to the estimate of total work at completion. Certain contracts provide for rights of audit of costs by the customer. Estimated inputs of pending audits are included in the estimates of contract revenue and related fees. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is recorded. Revisions to contract estimates are recorded as the estimating factors are refined. The effect of these revisions is included in income in the period the revisions are identified.

(E) Cash and Cash Equivalents - The Company considers all highly liquid debt instruments with a stated maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist primarily of money market instruments, investment grade commercial paper and US Government securities. The carrying amounts reported in the balance sheet are stated at cost, which approximates fair value.

(F) Securities Available-for-Sale - The Company includes all debt instruments purchased with a maturity of more than three months at the date of purchase as securities available-for-sale. Securities available-for-sale consist primarily of US Government securities, investment grade commercial paper and equities and are valued based upon market quotes.

Company management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company's investments are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses excluded from earnings and presented as accumulated other comprehensive income or loss, net of related deferred income taxes. Net realized investment gains (losses) are accounted for by identifying the cost and calculating the gain or loss of each specific security sold.

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

(G) Accounts Receivable and Costs in Excess of Billings - Accounts receivable represents primarily Government and to a lessor extent commercial receivables, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based historical customer experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance.

Costs in excess of billings on incomplete contracts represent recoverable costs and, where applicable, accrued profit related to government longer-term contracts on which revenue has been recognized, but for which the customer has not yet been billed (unbilled receivables).

(H) Inventory - Inventories, consisting of materials and supplies, are valued at the lower of cost (principally average) or market. The Company has many available sources of supply for its commonly used materials.

(I) Property, Plant and Equipment - Property, plant and equipment is carried at cost, net of accumulated depreciation. The Company capitalizes certain major overhaul activities when such activities are determined to increase the useful life or operating capacity of the asset. Depreciation and amortization are determined on the straight-line method based upon estimated useful lives (5-31 years) or lease periods.

(J) Long-lived Assets - The Company's policy is to recognize impairment losses relating to long-lived assets in accordance with Financial Accounting Standards Board No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" based on several factors, including, but not limited to, management's plans for future operations, recent operating results and projected cash flows. To date no such impairment has been indicated.

(K) Income Taxes - Income taxes are accounted for using the liability method in accordance with SFAS 109, "Accounting for Income Taxes." The provision for income taxes has two components, amounts currently payable or receivable and deferred amounts. Deferred income taxes are recognized for temporary differences - the differences between the GAAP financial statement carrying amounts of assets and liabilities and those required for use in the tax return. The tax effect of these temporary differences are reported as deferred income tax assets and liabilities on the balance sheet, measured using enacted laws and income tax rates that are currently in effect. A valuation allowance is recorded to reduce deferred tax assets when realization of the tax benefit is uncertain.

(L) Environmental Remediation, Bodily Injury, Other Reserves, and Insurance Receivable - The Company accounts for environmental remediation liabilities in accordance with Statement of Position 96-1, "Environmental Remediation Liabilities," which provides the accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities.

For current operating activities, costs of complying with environmental regulations are immaterial and expensed as incurred. Environmental costs are capitalized if the costs extend the life of the property and/or increase its capacity.

For matters associated with past practices and closed operations, accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based upon the projected scope of the remediation, current law and existing technologies. These accruals are adjusted periodically as assessments and remediation efforts progress, or as additional technical or legal information becomes available. As applicable, accruals include the Company's share of the following costs: engineering costs to determine the scope of the work and the remediation plan, testing costs, project management costs, removal of contaminated material, disposal of contaminated material, treatment of contaminated material, capping of affected areas and long term monitoring costs.

Accruals for environmental liabilities are not discounted and exclude legal costs to defend against claims of other parties. Insurance or other third party recoveries for environmental liabilities are recorded separately at undiscounted amounts in the financial statements as insurance receivables when it is probable that a claim will be realized.

The Company accounts for bodily injury liabilities and other reserves in accordance with Financial Accounting Standards Board No.5, "Accounting for Contingencies." Accruals for bodily injury liabilities are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on the known facts. Civil actions relating to toxic substances vary according to the case's fact patterns, jurisdiction and other factors. Accordingly, any potential expenses for claims that may be filed in the future related to alleged damages from past exposure to toxic substances are not estimable and as such are not included in the Company's reserves.

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

(M) Stock Based Compensation - Beginning in fiscal year 2003, the Company elected to apply the expense recognition provisions of FAS No. 123. The recognition provisions are applied to stock option grants awarded subsequent to March 31, 2002. The Company has adopted FAS No. 123 as it is designated as the preferred method of accounting for stock-based compensation.

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

If the Company had elected to apply the expense recognition provision of FAS No. 123 to options granted prior to March 31, 2002, then the Company's net income would have been adjusted as follows (the estimated fair value of the options is amortized to expense on a straight-line basis over the options' vesting period):
(in thousands,	Year Ended
except per share data)	2005	2004	2003
Net income:
As reported	$ 8,993	$ 4,032	$ 4,110
add: Stock Compensation as
recorded, net of related tax	87	205	116
Deduct: Total stock-based
employee compensation expense
determined under fair value
based method for all awards,
net of related tax effects	(87)	(407)	(340)
Pro forma	$ 8,993	$ 3,830	$ 3,886

Net income per share:
Basic
As reported	$ 1.66	$ 0.76	$ 0.78
Pro forma	$ 1.66	0.72	0.73

Diluted
As reported	$ 1.62	0.72	0.74
Pro forma	$ 1.62	$ 0.69	$ 0.70

(N) Earnings per Share - Basic earnings per share is computed based on weighted average shares outstanding. Diluted earnings per share includes the effect of dilutive securities (options and warrants) except where their inclusion is antidilutive.

(O) Comprehensive Income - Unrealized gains or losses on the Company's available-for-sale securities, are reported as other comprehensive income (loss) in the consolidated balance sheets and statement of stockholders' equity.

(P) Concentration of Risk and Fair Value of Financial Instruments - The Company is subject to concentration of credit risk from investments and cash balances on hand with banks and other financial institutions, which may be in excess of the Federal Deposit Insurance Corporation's insurance limits. Risk for investments is managed by purchase of investment grade securities and diversification of the investment portfolio among issuers and maturities.

The Company's insurance recoveries for environmental remediation and bodily injury claims are primarily with two insurance companies. Based upon the current credit rating of both of these companies, the Company anticipates that both insurance companies will be able to satisfy their respective obligations under the policy or agreement. However, if this assumption is incorrect and either of these companies is unable to meet its future financial commitments, the Company's financial condition and results of operation could be adversely affected.

The carrying value of financial instruments including cash and cash equivalents, available-for-sale-securities, accounts receivable and accounts payable approximates their fair values.

(Q) Segment Information - The Company currently operates as a single segment under SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" based on the information that the Company's chief operating decision maker reviews in assessing performance and allocating resources.

2. RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the FASB issued FASB Statement No.123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supercedes APB Opinion No.25, Accounting for Stock Issued to Employees, and amends FASB Statement No.95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted in the first annual period beginning after June 15, 2005. The Company will adopt Statement 123(R) on April 3, 2006. The Company plans to adopt Statement 123 using the "modified prospective" recognition method in which compensation cost is recognized beginning with the effective date April 3, 2006 based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. The impact of adoption on the Company's financial statements is not expected to have a significant impact on the results of operations or financial position.

3. RESTRICTED CASH AND SURETY LINE

A surety company has issued contract bonds totaling $0.8 million for current repair, maintenance and conversion jobs as of April 3, 2005. Todd Pacific's trade accounts receivable on certain bonded jobs secure these various contract bonds.

The long-term restricted cash relates primarily to the Harbor Island Superfund site clean up and will be released upon the Company satisfying certain remediation provisions. Also included in the prior year is $0.2 million of restricted, which will be released upon completion or acceptance of the contracted work and completion of related warranty periods and consists primarily of amounts related to work for the Washington State Ferry System.

4. SECURITIES AVAILABLE FOR SALE

Securities available-for-sale are carried at fair value. The following is a summary of available-for-sale securities:
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
April 3, 2005
Debt securities:
US Treasury securities
and agency obligations	$ 2,878	$ -	$ (60)	$ 2,818
US corporate
securities	22,613	5	(366)	22,252
Mortgage-backed
securities	8,745	-	(122)	8,623
Total debt securities	34,236	5	(548)	33,693

Equity securities:
US securities	360	311		671
Foreign stock	366	234		600
Total equity securities	726	545		1,271

Total securities	$34,962	$ 550	$ (548)	$34,964
March 28, 2004
Debt securities:
US Treasury securities
and agency obligations	$ 2,865	$ 18	$ -	$ 2,883
US corporate
securities	20,197	297	(12)	20,482
Mortgage-backed
securities	6,288	98	-	6,386
Total debt securities	29,350	413	(12)	29,751

Equity securities:
US securities	360	76	-	436
Foreign stock	366	129	-	495
Total equity securities	726	205	-	931

Total securities	$30,076	$ 618	$ (12)	$30,682

The Company recorded gross realized gains of $0 thousand, $683 thousand and $255 thousand on sales of available-for-sale securities for fiscal years 2005, 2004 and 2003, respectively.

The Company recorded gross realized losses of $8 thousand, $64 thousand and $264 thousand on sales of available-for-sale securities for fiscal years 2005, 2004 and 2003, respectively.

The amortized cost and estimated fair value of the Company's available-for-sale debt, mortgage-backed and equity securities are shown below:
(In thousands)	Amortized Cost	Fair Value
April 3, 2005
Debt securities:
Due in one year or less	$ 6,008	$ 5,975
Due after one year through three years	19,483	19,095
Subtotal	25,491	25,070

Mortgage-backed securities	8,745	8,623
Equity securities	726	1,271
Total	$ 34,962	$ 34,964

March 28, 2004
Debt securities:
Due in one year or less	$ 4,957	$ 5,048
Due after one year through three years	18,105	18,317
Subtotal	23,062	23,365

Mortgage-backed securities	6,288	6,386
Equity securities	726	931
Total	$ 30,076	$ 30,682

The following table shows the Company's investments' gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position at April 3, 2005 and March 28, 2004.
(In thousands)
April 3, 2005	Less than 12 Months			12 Months or More	Total
Description of Security	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury securities	$ 2,818	$ (60)	$ -	$ -	$ 2,818	$ (60)
US corporate securities	16,755	(280)	2,524	(86)	19,279	(366)
Mortgage-backed securities	8,623	(122)	-	( -)	8,623	(122)
	$28,196	$ (462)	$ 2,524	$ (86)	$30,720	$ (548)

The unrealized losses of these investments represented approximately 2% of the cost of the investment portfolio at April 3, 2005.
(In thousands)
March 28, 2004	Less than 12 Months		12 Months or More		Total
Description of Security	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury securities	$ -	$ -	$ -	$ -	$ -	$ -
US corporate securities	2,650	(12)	-	( -)	2,650	(12)
Mortgage-backed securities	-	-	-	-	-	-
	$2,650	$ (12)	$ -	$ ( -)	$2,650	$ (12)

The unrealized losses of these investments represented are not material at March 28, 2004.

The Company has reviewed all of its investments with unrealized losses at April 3, 2005 in accordance with its impairment policy described in Note 1. This evaluation concluded that these declines in fair value were temporary after considering:

That the losses for securities in an unrealized loss position for less than 12 months were interest related.

For securities in an unrealized loss position for 12 months or more, the financial condition and near-term prospects of the issuer of the security including any specific events that may affect its operating or earning potential.

Our intent and ability is to hold the security long enough to recover its value

5. CONTRACTS

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

The USS Sacramento (AOE 1) was decommissioned in October 2004.

In January 2005, the Navy announced its intention to deactivate the USS Camden (AOE 2) in the fall of 2005. At that time the Navy informed the Company that the options for the two remaining repair availabilities on the USS Camden would not be exercised, resolving the remaining planned maintenance availabilities.

During the first quarter of fiscal year 2005, the Company submitted a claim to the Navy to settle all outstanding issues related to its Emerald Sea dry dock, which includes the Navy's share of the un-recovered repair, maintenance and operating costs of the dry dock.  These are costs that the Company believes it is owed under the AOE contract.  On May 31, 2005, The Navy denied the Company's claim in its entirety. The Company has the right to appeal this decision and is considering its options. As a result the Company has not recorded any recovery in the financial results for the current fiscal year.

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

The work is performed under a cost plus award fee with performance incentive fee contract and represents the second long term contract for aircraft carrier maintenance awarded to the Company. The first such contract was awarded in 1999. The Company is supported in this effort by various regional suppliers and subcontractors. Significant support is provided by the Company's two teaming partners for this contract, Pacific Ship Repair and Fabrication ("PacShip") and AMSEC LLC ("AMSEC"). The notional value for this five-year contract is approximately $133 million if all options are exercised.

Los Angeles Class Nuclear Submarine Contract

In October 2004, the Company was awarded, by the Department of the Navy, a contract to accomplish preservation work on the USS COLUMBUS, a Los Angeles Class nuclear submarine (SSN-762). The Company's work on this contract is being performed under a firm fixed price contract for approximately $9 million with the Navy. The work is being accomplished in drydock at the Puget Sound Naval Shipyard in Bremerton, Washington. This availability commenced on October 15, 2004 and is scheduled to be completed by May 31, 2005. The Company is supported in this effort by its subcontractor, IMIA, LLC, a division of Earl Industries of Portsmouth, Virginia.

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

The work is performed under a cost plus incentive fee contract. The Company has performed similar work for the Coast Guard over the past several years under individual, competitively bid, firm fixed priced contracts. This current award marks the first time the Coast Guard has used a long term phased-maintenance approach on any Coast Guard vessels. The notional value of all options, if exercised by the Coast Guard, is approximately $50.0 million. Under this contract, the expected repair availability on the Polar Sea during the second quarter was delayed due to the lack of government funding for the major overhaul requirements on this vessel. There is no assurance that all options will be exercised, in whole or in part

Electric Boat

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

The Company's fabrication work on the USS OHIO was performed under a cost plus incentive fee contract with Electric Boat, and under a firm fixed price contract for the associated project management and quality assurance work. The total value of this contract was approximately $5.2 million. Work on this contract was completed in the second quarter of fiscal year 2005. The Company's work on the USS MICHIGAN is being performed under a firm fixed price contract of approximately $4.9 million.

In addition to Electric Boat's contract for the Trident's structural retrofit at PSNS, the Company has entered into a contract to provide a number of repair and alteration services aboard the USS OHIO and USS MICHIGAN at PSNS.

Bath Iron Works

During the fourth quarter of fiscal year 2004, the Company confirmed its expected participation, along with Southwest Marine, Inc., San Diego Division, on the team lead by Bath Iron Works, a subsidiary of General Dynamics (NYSE:GD), to perform Post Shakedown Availability work ("PSA") on DDG-51 Aegis Destroyers ("Destroyers"). The US Navy contract for this work, which was awarded to Bath Iron Works, includes options for PSA work to be accomplished in Navy homeports of Everett, Washington and Pearl Harbor, HI.

The Company's expected participation will include the performance of the PSA work on between one and three Destroyers that are expected to be home ported in Everett, Washington. Work on the first option valued at approximately $9.6 million, began in the first quarter of fiscal year 2006. Work that the Company performs for Bath Iron Works will be accomplished under a cost plus award fee subcontract. If the Navy stations the second and third Destroyers at Everett, Washington and exercises options for PSA work on those ships, the anticipated contract value to the Company for its expected work on all three ships will be approximately $30 million between 2005 and 2007. The PSA work primarily involves the installation of system and equipment upgrades and/or ship alterations as required.

Unbilled Receivables - Certain unbilled items on completed contracts (costs and estimated profits in excess of billings) included in accounts receivable were approximately $1.6 million at April 3, 2005 and $2.5 million at March 28, 2004.

Customers - Revenues from the US Government were $121.4 million (91%), $123.8 million (84%) and $123.9 million (82%) in fiscal years 2005, 2004, and 2003, respectively. Revenues from the Washington State Ferry System were $3.3 million (3%), $4.4 million (3%) and $4.9 million (3%) in fiscal years 2005, 2004 and 2003, respectively.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment and accumulated depreciation at April 3, 2005 and March 28, 2004 consisted of the following (in thousands):
	2005		2004
Land	$ 1,151		$ 1,151
Buildings	13,893		13,457
Piers, shipways and drydocks	29,535		29,326
Machinery and equipment	45,873		46,881
	--------	-	--------	-
Total plant and equipment, at cost	90,452		90,815
Less accumulated depreciation	(63,119)		(62,571)
	--------	-	--------	-
Plant, property and equipment, net	$ 27,333		$ 28,244

The Company recognized $3.6 million, $3.0 million, and $2.8 million of depreciation expense in fiscal years 2005, 2004 and 2003, respectively.

Major planned maintenance and overhaul costs on owned and leased property are expensed as incurred.

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

Under a provision of the Omnibus Budget Reform Act of 1990 ("OBRA '90") the Company transferred approximately $1.6 million in each of fiscal year 2005 and 2004 of excess pension assets from its Retirement System into a fund to pay retiree medical benefit expenses, for the respective years. OBRA '90 was modified by the Work Incentives Improvement Act of 1999 and subsequently updated April 10, 2004 by the Pension Funding Equity Act (HR-3108) to extend annual excess asset transfers through the fiscal year ending March 30, 2014.

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

The Company recorded an actuarial gain in fiscal year 2005 as part of the Medicare Prescription Drug Improvement and Modernization Act of 2003.

On July 1, 2002, the Todd Galveston Metal Trades Council Pension Fund liability and assets were transferred from the Todd Shipyards Corporation Retirement System to an international labor union organization. This transfer resulted in a non-recurring, non-cash charge of $0.8 million.

The following is a reconciliation of the benefit obligation, plan assets, and funded status of the Company's sponsored plans (in thousands) as measured at April 3, 2005 and March 28, 2004.
	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Change in Projected Benefit Obligation
(in thousands of dollars)
Projected Benefit obligation
at beginning of year	$29,303	$27,870	$19,402	$15,396
Service cost	667	562	-	-
Interest cost	1,602	1,701	989	961
Actuarial (gain)/loss	(53)	1,093	392	4,679
Benefits paid	(2,049)	(1,923)	(1,651)	(1,634)
Actuarial gain due to medicare subsidy	-	-	(1,968)	-
Projected Benefit obligation	-------	-------	-------	-------
at end of year	$29,470	$29,303	$17,164	$19,402

Accumulated Benefit Obligation
at end of year	$27,895	$27,715
	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Change in Plan Assets
(in thousands of dollars)
Fair value of plan assets at beginning
of year	$52,370	$48,824	$ -	$ -
Actual gain on plan assets	572	7,103	-	-
Employer contribution		-	(45)	(51)
Asset transfer	(1,606)	(1,634)	(1,606)	(1,634)
Benefits paid	(2,049)	(1,923)	(1,651)	(1,685)
Plan Settlement	-	-	-	-
	-------	-------	-------	-------
Fair value of plan assets at end of year	$49,287	$52,370	$ -	$ -
	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005		2004
Funded Status Reconciliation
(in thousands of dollars)
Funded status of plans	$19,816	$23,067	($17,164)		$(19,402)
Unrecognized prior service cost	112	126	-		-
Unrecognized loss	8,199	5,532	512		2,095
Deferred pension asset	-------	------	--------	-	--------	-
(accrued liability)	$28,127	$28,725	(16,652)		(17,307)
Less: current portion included in
"Accounts payable and accruals"			1,695		1,516
Long-term accrued postretirement			--------		--------
health benefits			$(14,957)		$(15,791)
	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Weighted Average Assumptions
Discount rate (1)	5.50%	5.75%	5.50%	5.75%
Expected return on plan assets(2)	7.00%	7.25%	-	-
Rate of compensation increase	4.00%	4.50%	-	-
Medical trend rate (retirees) (3)	-	-	10.00%	10.50%

(1) The Company reduced its discount rate assumption in fiscal year 2005 to reflect the overall decrease in long-term interest rates generally available in the market.

(2) The Company relies on historical long-term rates of return by asset class and the current and expected asset allocation strategy to determine its expected long-term rate of return assumptions.

The Company reduced its expected return on plan assets assumption in 2005 to reflect the overall decrease in the expected performance of its plan assets due to market conditions.

(3) Postretirement benefit medical trend rate in fiscal year 2005 is 10.0% graded to 6.00% over 8 years. Fiscal year 2004 is 10.5% graded to 6.00% over 9 years. The decrease in the medical trend rate is due to one year elapsing.
(in thousands)	Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Components of Net Periodic
Benefit Cost
(in thousands of dollars)
Service Cost Interest cost on	$ 667	$ 562	$ 550	$ -	$ -	$ -

projected benefit obligation
	1,602	1,700	1,887	989	961	1,046
Expected return on
plan assets	(3,296)	(3,538)	(4,004)	-	-	-
Amortization of prior
service cost	14	238	233	-	-	-
Recognized actuarial
(gain)/loss	5	388	-	7	(100)	(162)
Plan Settlement		-	780	-	-	-
Net periodic (benefit)	-------	-------	-------	-------	-------	-------
cost before OBRA '90	(1,008)	(650)	(554)	996	861	884
Transfer of assets for
payment of retiree
medical benefits
(401(h) Plan)	1,606	1,634	1,668	(1,606)	(1,634)	(1,668)
Contributions for key
employees				(45)
	-------	-------	-------	-------	-------	-------
Net periodic cost (benefit)	$ 598	$ 984	$ 1,114	$ (655)	$ (773)	$ (784)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:
(in thousands)	Other Postretirement Benefits
	2005	2004
Effect of a 1% Increase in the Health Care Cost Trend On:
(in thousands of dollars)
Service cost plus interest cost	$ 77	$ 76
Accumulated postretirement benefit obligation	1,270	1,466

Effect of a 1% Decrease in the Health Care Cost Trend On:
(in thousands of dollars)
Service cost plus interest cost	(69)	(67)
Accumulated postretirement benefit obligation	$(1,133)	$(1,308)

Union Pension Plans - Operating Shipyard - The Company participates in several multi-employer defined benefit and/or defined contribution pension plans, which provide benefits to the Company's collective bargaining employees. The expense for these plans totaled $2.6 million, $3.8 million and $3.4 million, for fiscal years 2005, 2004 and 2003, respectively.

Union Pension Plans - Previously Operated Shipyards - The Company no longer sponsors union pension plans attributable to the prior operation of other shipyards. The ongoing operation and management of these plans has either been terminated or transferred to other parties.

Savings Investment Plan - The Company sponsors a Savings Investment Plan (the "Savings Plan"), under Internal Revenue Code Section 401, covering all non-union employees. Under the terms of the Savings Plan, which were modified in fiscal year 2001, the Company now contributes an amount up to 2.4% of each participant's annual salary depending on the participant's Savings Plan contributions. These Company contributions are subject to a two-year cliff-vesting. The Company incurred expenses related to this plan of $0.2 million, $0.2 million, and $0.1 million in fiscal years 2005, 2004, and 2003, respectively.

Asset allocations - The weighted-average asset allocations for the pension plan by asset categories are as follows.
Fiscal year ending	2005	2004
Asset Category
Equities	35%	29%
Fixed Income	34%	32%
Convertible Securities	31%	39%

Total	100%	100%

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

Future Cash Flow Information - Due to the well-funded status of the Company's pension plan, no contributions are required for the subsequent plan year. No funding of the Company's post-retirement benefit plan is anticipated in the subsequent plan year except to pay premium costs, which are covered by the transfer of excess pension assets.

The estimated pension benefit payments and post-retirement premiums are as follows (in thousands).

Plan Year	Pension Benefits	Other Post-retirement Benefits	Medicare Part D Subsidy
7/05-6/06	$ 2,277	$ 1,744	$ 49
7/06-6/07	2,405	1,782	195
7/07-6/08	2,435	1,798	204
7/08-6/09	2,308	1,809	210
7/09-6/10	2,505	1,729	214
7/10-6/15	11,389	8,279	1,015

8. INCOME TAXES

Components of the income tax expense (benefit) are as follows (in thousands)

	2005	2004	2003
Current tax expense (benefit)	$ 2 413	$ (141)	$ 1,002
Deferred tax expense	1,455	611	1,217
	------	------	-------
Total income tax expense	$3,868	$ 470	$ 2,219

The provision for income taxes differs from the amount of tax determined by applying the federal statutory rate and is as follows (in thousands): (percentages represent income tax expense (benefit) as a percent of income before income tax expense):
	2005		2004		2003
Tax provision at
federal statutory tax rate	$ 4,373	34.0%	$ 1,531	34.0%	$ 2,152	34.0%
Reduction of deferred tax
rate from 35% to 34%	(135)	(1.0%)
Reduction in current
tax liability	(100)	(0.8%)	(1,128)	(25.1%)
Other - net	(270)	(2.1%)	67	1.5%	67	1.1%
Income tax expense	$ 3,868	30.1%	$ 470	10.4%	$ 2,219	35.1%

The decrease in the tax contingency reserve of $0.1 million in fiscal year 2005 and $1.1 million in fiscal year 2004 is due to the resolution of certain income tax contingencies that were established in prior years.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities at April 3, 2005 and March 28, 2004 were as follows (in thousands):
Deferred income tax assets (liabilities):	2005		2004
Alternative minimum tax credit
carryforwards	$ -		$ 835
Accrued employee benefits	7,221		7,750
Environmental and other reserves	9,090		11,204
Contract deferrals	(304)		145
Other	505		623
	--------	-	-------	-
Total deferred income tax assets	16,512		20,557

Deferred income tax liabilities:
Insurance receivable	(8,068)		(10,233)
Deferred pension income	(9,563)		(10,054)
Accelerated depreciation	(3,798)		(3,591)
Securities available-for-sale	(0)		(192)
Other	(409)		(550)
Total deferred income tax	--------	-	-------	-
liabilities	(21,838)		(24,620)
	--------	-	-------	-
Net deferred tax liability	(5,326)		$ (4,063)

The realization of deferred income tax assets is dependent upon the ability to generate taxable income in future periods. The Company has evaluated evidence supporting the realization of its deferred income tax assets and determined it is more likely than not that its deferred income tax assets will be realized.

During fiscal year 2005, the Company utilized the remaining balance of its alternative minimum tax credits of approximately $0.8 million.

9. LEASES

Operating lease payments charged to expense were $0.9 million, $0.8 million and $0.8 million for fiscal years 2005, 2004 and 2003, respectively. Certain leases contain renewal options and minimum amounts of annual maintenance clauses. Minimum lease commitments at April 3, 2005 are summarized below (in thousands):
Operating Leases
2006	832
2007	120
2008	92
2009	92
2010	92
Thereafter	1,841

Total minimum lease commitments	$ 3,069

On December 16, 2004 the Company announced that it had been awarded a five-year lease with the Navy for the use of the AFDM-10 Drydock, "Resolute." The Navy plans to move the Resolute from its current location in Virginia to Puget Sound during the summer or early fall of 2005 where Todd will take possession. Commitments for this lease are not included in the above schedule because the Company has not taken possession of this Drydock.

10. FINANCING ARRANGEMENTS

During fiscal year 2002, the Company negotiated a $10.0 million revolving credit facility with interest payable at the prime rate. The credit facility, which is renewable on a bi-annual basis, provides the Company with greater flexibility in funding its operational cash flow needs. The Company had no outstanding borrowings as of April 3, 2005 and March 28, 2004, respectively.

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

The agreement provides coverage for the known liabilities in an amount exceeding the Company's current booked reserves of $18.5 million. Additionally, the Company entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

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

During the fourth quarter of fiscal year 2003, the company and the EPA entered into a Consent Decree for the cleanup of the SSOU, which, along with the associated Remedial Design Statement of Work for Remedial Action ("SOW"), was subsequently approved by the Department of Justice. The Consent Decree provides for the submittal of the Remedial Action Work Plan to the EPA subsequent to the approval by the EPA of the final design. The Remedial Action Work Plan provides for construction and implementation of the remedy set forth in the ROD, the two Explanation of Significant Differences (issued in fiscal years 2000 and 2003), the SOW, and the design plans and specifications developed in accordance with the Remedial Action Work Plan and approved by the EPA. During the fourth quarter of fiscal year 2004 the Company submitted its Final Design Report to the EPA for the SSOU. The Final Design Report provides for the following actions to take place at the SSOU:

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

Pursuant to the current schedule, remediation of the SSOU began in the second quarter of fiscal 2005. Current environmental regulations limit the period of time during the year that dredging may occur. Given these limits, dredging in the SSOU will require several years to accomplish. The Company completed its first year of dredging during the fourth quarter of fiscal 2005. The Consent Decree requires that the Company be finished with the pier demolition and dredging in its entirety in fiscal year 2006. The current estimated cost of the SSOU cleanup is included in the environmental reserve.

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

Under the Federal Superfund law, potentially responsible parties may have liability for damages to natural resources in addition to liability for remediation. During the second quarter of fiscal year 2003, the Company began discussions with the natural resource trustees ("Trustees") for the Harbor Island Superfund Site ("Site") and continued these discussions during the remainder of fiscal year 2003. The Company anticipates that the Trustees will file a claim against the Company at some future date alleging damages to the natural resources at the Site caused by the release of hazardous substances. The best estimate of a potential natural resource damage claim has been included in the environmental reserve. The payment of any eventual claim is covered by the aforementioned insurance policy, except for the policy deductible, provided that aggregate policy limits have not been exceeded. The amount of the policy deductible payment is reflected in the Company's environmental reserve at April 3, 2005.

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

The Company has further been notified by the Commencement Bay Natural Resource Trustees ("Trustees") that the parties occupying the aforementioned property subsequent to 1946 have been allocated liability for natural resource damages. While the Trustees have not submitted a claim against the Company for natural resource damages, they invited the Company to participate in a mediation with the PRPs to resolve intra-facility allocation issues. The Company declined the invitation to participate in the mediation.

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

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, dividing them into two different categories based on severity of illness. Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All other claims of a less medically serious nature are categorized as "non-malignant". The Company is currently defending approximately 27 "malignant" claims and approximately 531 "non-malignant" claims.

The relief sought in all cases varies greatly by jurisdiction and claimant. Included in the approximate 356 cases open as of April 3, 2005 are approximately 558 claimants. The exact number of claimants is not determinable as approximately 94 of the open cases include multiple claimant filings against 20-100 defendants. The filings do not indicate which claimants allege liability against the Company. The previously stated 558 claimants is the Company's best estimate taking known facts into consideration.

Approximately 156 cases do not assert any specific amount of relief sought.

Approximately 160 claims contain standard boilerplate language asserting on behalf of each claimant a claim for compensatory damages of $2 million and punitive damages of $20 million against approximately 20-100 defendants. Approximately 36 cases set forth the same boilerplate language asserting $5-$20 million in compensatory and $5-$20 million in punitive damages on behalf of each claimant against approximately 20-100 defendants. Approximately 8 cases assert $1-$5 million in compensatory and $5-$10 million in punitive damages on behalf of each claimant against approximately 20-100 defendants. Approximately 5 cases seek compensatory damages of less than $1 million per claim. The claims involved in the foregoing cases do not specify against which defendants which claims are made or alleged dates of exposure.

Based upon settled or concluded claims to date, the Company has not identified any correlation between the amount of the relief sought the complaint and the final value of the claim. The Company and its insurers are vigorously defending these actions.

As a result of claims resolution during fiscal year 2005, bodily injury reserves declined from $8.1 million at March 28, 2004 to $7.3 million at April 3, 2005. Likewise, bodily injury insurance receivables declined from $5.8 million to $5.3 million. These bodily injury liabilities and receivables are classified within the Company's consolidated balance sheets as environmental and other reserves, and insurance receivables, respectively.

The Company has entered into agreements with several of its insurers to provide coverage for a significant portion of settlements and awards related to these bodily injury claims. These agreements have aggregate limits on amounts to be paid overall and formulas for amounts of payment on individual claims. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims. The two most significant agreements provide coverage applicable to claims of exposure to asbestos occurring between 1949 and 1976 and occurring between 1976 through 1987. Insurance coverage for exposures to asbestos was no longer available from the insurance industry after 1987. Due to changes in federal regulations in the 1970's that resulted in the swift decline in commercial and military application of asbestos and increased regulation over the handling and removal of asbestos, there exists minimal risk of claims arising from exposure after 1987. Contractual formulas are utilized to determine the amount of coverage from each agreement on each claim settled or litigated. Once the initial date of alleged exposure to asbestos is determined, all contractual years subsequent to that date participate in the settlement. Since all known claims involve alleged exposure prior to 1976, the 1976 through 1987 agreement will participate in the settlement or judgment of all outstanding claims that are settled or litigated. As a result, and as the years remaining calculation set forth below indicates, the 1976 through 1987 agreement will exhaust prior to the 1949 through 1976 agreement. Based on historical claims settlement data only, the Company projects that at April 3, 2005, the 1949 through 1976 agreement will provide coverage for an additional 22.3 years and the 1976 through 1987 agreement will provide coverage for an additional 4.2 years. At March 28, 2004, the Company projected that these agreements would provide coverage for an additional 21.6 years and 5.4 years, respectively. The Company resolved 11 malignant claims in 2005 compared with 15 in 2004 and 13 in 2003. If historical settlement patterns or the rate of filing for new cases change in future periods, these estimated coverage periods could be shorter or longer than anticipated. Moreover, if one or both of these coverages are exhausted at some future date, the Company's costs related to subsequent claims and for legal expenses previously covered by these insurance agreements may increase.

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

The Company has recorded $0.1 million, $0.0 million and $0.6 million in charges against earnings in fiscal years 2005, 2004, and 2003, respectively, relating to additional reserves for environmental and bodily injury matters. These charges are classified in the Company's Consolidated Statements of Income as a Provision for environmental and other reserves. The Company's remediation costs and bodily injury claims paid are charged against the recorded reserves when paid. In certain cases, amounts paid by the Company are reimbursable under its existing contractual arrangements with several insurance companies. These reimbursements are recorded against the environmental insurance asset when collected. In other cases, the Company manages work conducted by third party vendors and submits invoices to its insurance companies for reimbursement on behalf of the third party vendor. In these cases, the insurance companies reimburse the third party vendor directly. These expenses and payments associated with third party vendors are taken into consideration when estimating the Company's environmental and bodily injury liabilities and amounts available for reimbursement under its contractual arrangements. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims.

The Company continues to negotiate with its insurance carriers and prior landowners and operators for certain past and future remediation costs. The Company has reached various agreements with its insurance carriers regarding the carriers' obligations for property damage occurring in previous fiscal years. These settlements were recorded as income and totaled $0.1 million, $0.2 million and $0.1 million in fiscal years 2005, 2004 and 2003, respectively. These settlements are classified in the Company's Consolidated Statements of Income as Other insurance settlements.

The Company has provided total aggregate reserves of $26.7 million as of April 3, 2005 for the above-described contingent environmental and bodily injury liabilities. Due to the complexities and extensive history of the Company's environmental and bodily injury matters, the amounts and timing of future expenditures is uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

The Company has various insurance policies and agreements that provide coverage of the costs to remediate environmental sites and for the defense and settlement of bodily injury cases. These policies and agreements are primarily with two insurance companies. Based upon the current credit rating of both of these companies, the Company anticipates that both parties will be able to perform under the policy or agreement. As of April 3, 2005, the Company has recorded an insurance receivable asset of $23.7 million to reflect contractual arrangements with several insurance companies to share costs for certain environmental and bodily injury matters.

Included in the reserves are sediment remediation costs for Harbor Island of $14.3 million that are expected to occur in fiscal year 2006. These costs are reflected in the Company's balance sheet under current liabilities. Likewise, the insurance receivable of $14.3 million relating to these reserves is reflected in the Company's balance sheet under current assets.

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

Since establishing the reserve, the Company has paid approximately $0.3 and $0.2 million in claims in fiscal years 2005 and 2004, respectively, which have been charged against the reserve.

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

During fiscal year 2005, an average of approximately 600 of the Company's Shipyard employees were covered by the collective bargaining agreement. At April 3, 2005 approximately 1,000 or 83% of the Company's employees were covered under this contract. This same percentage of employees is covered by the collective bargaining agreement described above that will expire within one year, on July 31, 2005.

14. TREASURY STOCK

During the third quarter of fiscal year 2003, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock from time to time in open market or negotiated transactions. Under this authorization, the Company repurchased an aggregate of 22,400 shares in open market transactions during the first quarter of fiscal year 2004. The shares were purchased at an average price of $12.94 per share for a total consideration of $289,887.

The Company repurchased an aggregate of 19,500 shares during fiscal year 2003 in open market transactions at an average price of $12.44 per share for total consideration of $242,592.

The following table summarizes the total number of common shares outstanding, held in treasury and issued by the Company during the past three fiscal years.
	Total Shares of Common Stock
	Outstanding	Held in Treasury	Issued
As of March 31, 2002	5,283,222	6,672,804	11,956,026
Shares repurchased	(19,500)	19,500	-
Options Exercised	7,334	(7,334)	-
As of March 30, 2003	5,271,056	6,684,970	11,956,026
Shares repurchased	(22,400)	22,400	-
Options Exercised	154,000	(154,000)	-
As of March 28, 2004	5,402,656	6,553,370	11,956,026
Options Exercised	20,500	(20,500)	-
As of April 3, 2005	5,423,156	6,532,870	11,956,026

15. INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	April 3, 2005	March 28, 2004	March 30, 2003
(in thousands, except per share amount)
Numerator:
Numerator for basic and diluted net
income per share:
Net income	$ 8,993	$ 4,032	$ 4,110

Denominator:
Denominator for basic net income per
share - weighted average
common shares outstanding	5,420	5,306	5,283
Effect of dilutive securities
Stock options based
on the treasury stock method using
average market price	146	263	270
Denominator for diluted net income per share	5,566	5,569	5,553

Basic income per share	$ 1.66	$ 0.76	$ 0.78
Diluted income per share	$ 1.62	$ 0.72	$ 0.74

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

A summary of stock option transactions for the years ended April 3, 2005, March 28, 2004 and March 30, 2003 is as follows:
		Shares Exercisable	Number of Shares	Option Price Per Share	Weighted Average Exercise Price
Outstanding,	March 31, 2002		508,334	4.25 to 7.94	6.33
Exercisable,	March 31, 2002	245,001	-	4.25 to 7.94	6.00
Exercised			(7,334)	4.38 to 7.94	6.32
Outstanding,	March 30, 2003		501,000	4.25 to 7.94	6.33
Exercisable,	March 30, 2003	374,335	-	4.25 to 7.94	6.22
Granted			100,000	14.19	14.19
Exercised			(154,000)	4.25 to 7.94	5.53
Outstanding,	March 28, 2004		447,000	6.55 to 14.19	8.37
Exercisable,	March 28, 2004	347,000	-	6.55 to 7.94	6.69
Exercised			(20,500)	6.85 to 7.94	7.17
Outstanding,	April 3, 2005		426,500	6.55 to 14.19	8.42
Exercisable,	April 3, 2005	359,833		6.55 to 14.19	7.35

At April 3, 2005, the Company has reserved 676,500 shares of its common stock for issuance under the Plan and the 2003 Plan.

The outstanding stock options have a contractually weighted-average life of 3.9 years as of April 3, 2005. No options were granted during fiscal year 2003 or fiscal year 2005. The weighted average fair value of options granted in fiscal year 2004 was $3.94.

The fair value of options granted in fiscal year 2004 was calculated using a Black-Scholes option pricing model with the following weighted-average assumptions on the option grant date:
Employee Stock Option Year Ended 2004
Expected life (years)	4
Expected volatility	38%
Risk-free interest rate	4%
Expected dividend yield	3%

17. SUBSEQUENT EVENTS

On April 25, 2005 the Company announced that the U.S Coast Guard had awarded an $8,777,829 modification in support of repairs and alterations to be preformed during the Dry-Docked planned Maintenance Availability of the icebreaker USCG Polar Star pursuant to the Company's five-year MSMO contract with the Coast Guard. The work is expected to be accomplished in August 2005.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Financial results by quarter for the fiscal years ended April 3, 2005 and March 28, 2004 are as follows. Each quarter is 13 weeks in length, except the 2nd quarter of fiscal year 2005, which is 14 weeks in length.

(in thousands, except per share data):
	Revenues	Operating income (loss)	Net income (loss)	Net income(loss) per Share		Dividends declared per common share
				Basic	Diluted

1st Qtr 2005	$ 32,095	$ 1,709	$ 1,222	$ 0.23	$ 0.22	$ 0.10
2nd Qtr 2005	36,620	3,232	2,430	0.45	0.43	$ 0.10
3rd Qtr 2005	21,353	1,779	1,330	0.25	0.24	$ 0.10
4th Qtr 2005	43,969	5,186	4,011	0.74	0.72	$ 0.10

1st Qtr 2004	$ 21,138	$ (3,720)	$ (2,220)	$ (0.42)	$(0.42)	$ 0.20
2nd Qtr 2004	44,433	2,619	1,980	0.37	0.35	$ 0.10
3rd Qtr 2004	40,305	1,518	1,736	0.32	0.31	$ 0.10
4th Qtr 2004	41,918	1,749	2,536	0.47	0.45	$ 0.10

Due to rounding differences, the quarters in a given year may not add precisely to the annual numbers for that year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. Controls and Procedures.

(i) Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of April 3, 2005.

(ii) Internal Control Over Financial Reporting.

(a) Management's report on internal control over financial reporting.

Management of Todd Shipyards Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 3, 2005 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of April 3, 2005.

Our management's assessment of the effectiveness of our internal control over financial reporting as of April 3, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which appears on page 33.

(b) Changes in internal control over financial reporting.

There was no change in the Company's internal control over financial reporting during the Company's fourth fiscal quarter ended April 3, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

** The information for the below items will be provided in, and is incorporated by reference to the 2005 Proxy Statement.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

**

ITEM 11. EXECUTIVE COMPENSATION

**

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
** AND RELATED STOCKHOLDERS MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

**

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

**

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1 & 2. Financial Statements

The financial statements and financial statement schedule

listed in the accompanying index to financial statements and financial statement schedules are filed as part of this annual report.

TODD SHIPYARDS CORPORATION
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements....................................................	32

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting........................................	33

Report of Management................................................	35

Consolidated Balance Sheets at April 3, 2005 and March 28, 2004..................................................	36

Consolidated Statements of Income For the years ended April 3, 2005, March 28, 2004 and March 30, 2003...................................	37

Consolidated Statements of Cash Flows For the years ended April 3, 2005, March 28, 2004 and March 30, 2003...................................	38

Consolidated Statements of Stockholders' Equity and Comprehensive Income For the years ended April 3, 2005, March 28, 2004 and March 30, 2003...................................	39

Notes to Consolidated Financial Statements For the years ended April 3, 2005, March 28, 2004 and March 30, 2003...................................	40

Consolidated Financial Statement Schedule II-Valuation and Qualifying Reserves................................	69

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

Exhibit Number
3-1	Certificate of Incorporation of the Company dated November 29, 1990 filed in the Company's Form 10-K Report for 1997 as Exhibit 3-1.	*

3-2	By-Laws of the Company dated November 29, 1990, as amended September 17, 2004 filed in the Company's Form 10-K Report for 2005 as Exhibit 3-2.	#

10-1	Savings Investment Plan of the Company effective April 1, 1989 filed in the Company's Form 10-K Report for 1995 as Exhibit 10-9.	*

10-2	Todd Shipyards Corporation Retirement System Plan and Amendments thereto filed in the Company's Form 10-K Report for 1995 as Exhibit 10-10.	*

10-3

Todd Shipyards Corporation Incentive Stock Compensation Plan effective September 12, 2003, approved by the shareholders of the Company at the 2003 Annual Meeting of Shareholders filed as an appendix in the Company's definitive proxy statement for 2003 Annual Meeting of the shareholders.

*

10-4	Employment contract between the Company and Stephen G. Welch dated February 7, 2001.	*

10-5	Grant of Incentive Stock Option dated February 7, 2001 to Stephen G. Welch pursuant to the Incentive Stock Compensation Plan.	*

10-6	Put Agreement between the Company and Stephen G. Welch dated February 7, 2001.	*

10-7

Todd Shipyards Corporation Incentive Stock Compensation Plan effective October 1, 1993, approved by the shareholders of the Company at the 1994 Annual Meeting of Shareholders filed in the Company's Form 10-K Report for 1995 as Exhibit 10-19.

*

10-8	Employment contract between the Company and Thomas Van Dawark dated June 4, 2003 filed in the Company's 10-K Report for 2003.	*

10-9	Todd Shipyards Corporation Executive Incentive Compensation Plan effective March 31, 2003. (filed herewith)	#

22-1	Subsidiaries of the Company.	*

23	Consent of Independent Registered Public Accounting Firm.	#

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (filed herewith.)	#

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a (filed herewith.)	#

32.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code. (furnished herewith.)

#

32.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code. (furnished herewith.)

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
June 3, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
/s/ Brent D. Baird Brent D. Baird, Director June 3, 2005	/s/ Steven A. Clifford Steven A. Clifford, Director June 3, 2005

/s/ Patrick W.E. Hodgson Patrick W.E. Hodgson, Chairman, and Director June 3, 2005	/s/David F. Jeremiah David F. Jeremiah, Director June 3, 2005

/s/ Joseph D. Lehrer Joseph D. Lehrer, Director June 3, 2005	/s/ Philip N. Robinson Philip N. Robinson, Director June 3, 2005

/s/ Stephen G. Welch Stephen G. Welch President, Chief Executive Officer, and Director June 3, 2005	/s/ William L. Lewis William L. Lewis, Director June 3, 2005

Todd Shipyards Corporation
Schedule II - Valuation and Qualifying Reserves
For years ending April 3, 2005, March 28, 2004 and March 30, 2003
(in thousands)

Reserves deducted from assets to which they apply - Allowance for doubtful accounts:
Year Ended
	April 3, 2005	March 28, 2004	March 30, 2003
Balance at beginning of period	$ 43	$ 98	$ 150
Charged to costs and expenses		-	-
Deductions from reserves (1)	(42)	(55)	(52)
Balance at close of period	$ 1	$ 43	$ 98

Reserves deducted from assets to which they apply - Allowance for obsolete inventory:
Year Ended
	April 3, 2005	March 28, 2004	March 30, 2003
Balance at beginning of period	$ 139	$ 237	$ 280
Charged to costs and expenses		-	-
Deductions from reserves (2)	(57)	(98)	(43)
Balance at close of period	$ 82	$ 139	$ 237

Notes:
1)	Deductions from reserves represent uncollectible accounts written off less recoveries.
2)	Deductions from reserves represent obsolete inventory written off.