Form 10-Q
period 2005-07-03
TODD SHIPYARDS CORP
filed 2005-08-09
CIK 98537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended July 3, 2005

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

There were 5,423,156 shares of the corporation's $.01 par value common stock outstanding at August 8, 2005.

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

ITEM 1.
FINANCIAL STATEMENTS
TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Periods Ended July 3, 2005 and June 27, 2004
(In thousands of dollars, except per share data)
	Three Months Ended
	07/03/05		06/27/04
Revenues	$66,884		$32,095

Operating expenses:
Cost of revenues	49,836		21,387
Administrative and manufacturing overhead
expenses	13,673		9,016
Other - insurance settlements	(63)		(17)
	------	-	------	-
Total operating expenses	63,446		30,386

Operating income	3,438		1,709

Investment and other income	285		186

Gain on sales of available-for-sale
securities	13		-
	-------	-	-------	-
Income before income taxes	3,736		1,895

Income tax expense	(1,273)		(673)
	-------	-	-------	-
Net income	$ 2,463		$ 1,222

Net income per Common Share:
Basic	$0.45		$0.23
Diluted	$0.44		$0.22

Dividends declared per Common Share	$0.10		$0.10

Weighted Average Shares Outstanding:
Basic	5,423		5,408
Diluted	5,590		5,638

Retained earnings at beginning
of period	$86,739		$79,918

Net income for the period	2,463		1,222

Dividends declared on common stock	(543)		(543)
	__-------	-	-------	-
Retained earnings at end of period	$88,659		$80,597
	=======	=	=======	=

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
Periods Ended July 3, 2005 and April 3, 2005
(In thousands of dollars except share data)
	07/03/05		04/03/05
	(unaudited	)	(audited	)
ASSETS
Cash and cash equivalents	$ 1,950		$ 3,823
Securities available-for-sale	35,134		34,964
Accounts receivable, less allowance for
doubtful accounts of $0 and $1
U.S. Government	13,868		12,922
Other	8,579		4,742
Costs and estimated profits in excess of
billings on incomplete contracts	15,060		12,815
Inventory, less obsolescence
reserve of $95 and $82	1,416		1,408
Insurance receivable - current	9,388		14,328
Other current assets	1,234		1,625
Deferred taxes	1,249		1,002
	--------	-	--------	-
Total current assets	87,878		87,629

Property, plant and equipment, net	27,500		27,333

Restricted cash	2,965		2,919
Deferred pension asset	27,931		28,127
Insurance receivable	9,566		9,401
Other long-term assets	1,041		1,042
	--------	-	--------	-
Total assets	$156,881		$156,451
	========	=	========	=
LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accruals	$ 23,401		$ 19,730
Accrued payroll and related liabilities	2,725		3,149
Billings in excess of costs and estimated
profits on incomplete contracts	646		1,527
Environmental and other reserves - current	9,457		14,328
Taxes payable other than income taxes	2,139		2,121
Income taxes payable	1,708		579
	--------	-	--------	-
Total current liabilities	40,076		41,434

Environmental and other reserves	12,310		12,408
Accrued post retirement health benefits	14,812		14,957
Deferred taxes	6,290		6,328
Other non-current liabilities	2,495		2,517
	-------	-	-------	-
Total liabilities	75,983		77,644

Commitments and contingencies

Stockholders' equity:
Common stock $.01 par value-authorized
19,500,000 shares, issued 11,956,026 shares
at July 3, 2005 and April 3, 2005,
and outstanding 5,423,156 at July 3, 2005
and 5,423,156 at April 3, 2005	120		120
Paid-in capital	39,006		38,974
Retained earnings	88,659		86,739
Accumulated other comprehensive income	140		1
Treasury stock (6,532,870 shares at July 3, 2005
and April 3, 2005)	(47,027)		(47,027)
	--------	-	--------	-
Total stockholders' equity	80,898		78,807
	--------	-	--------	-
Total liabilities and stockholders' equity	$156,881		$156,451
	========	=	========	=

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Periods Ended July 3, 2005 and June 27, 2004
(in thousands of dollars)
Three Months Ended
07/03/05	06/27/04
OPERATING ACTIVITIES:
Net income	$ 2,463	$ 1,222
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	942	876
Loss on disposal of fixed assets	5	-
Deferred pension cost	196	42
Post retirement health benefits	(145)	(106)
Deferred income tax expense (benefit)	(359)	337
Stock based compensation	33	33
Decrease (increase) in operating assets:
Accounts receivable	(4,783)	(1,510)
Costs and estimated profits in excess of
billings on incomplete contracts	(2,245)	4,625
Inventory	(8)	122
Insurance receivable	4,775	153
Other, net	392	625
Increase (decrease) in operating liabilities:
Accounts payable and accruals	3,671	(3,473)
Accrued payroll and related liabilities	(424)	(46)
Billings in excess of costs and estimated
profits on incomplete contracts	(881)	369
Environmental and other reserves	(4,969)	(279)
Income taxes payable	1,129	213
Other, net	(4)	(281)
------	-	------	-
Net cash provided (used) by operating activities	(212)	2,922

INVESTING ACTIVITIES:
Purchases of marketable securities	(1,978)	-
Maturities of marketable securities	1,998	-
Sales of marketable securities	22	-
Capital expenditures	(1,114)	(1,179)
------	-	------	-
Net cash used in investing activities	(1,072)	(1,179)

FINANCING ACTIVITIES:
Restricted cash (increase) decrease	(46)	39
Purchase of treasury stock	-	-
Proceeds from exercise of stock options	-	146
Dividends paid on common stock	(543)	(543)
------	-	------	-
Net cash used in financing activities	(589)	(358)

Net increase (decrease) in cash and cash
equivalents	$(1,873)	$1,385
Cash and cash equivalents at beginning of year	$3,823	$1,328
Cash and cash equivalents at end of the period	$1,950	$2,713

The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Todd Shipyards Corporation (the "Company") filed its Consolidated Financial Statements for the fiscal year ended April 3, 2005 with the Securities and Exchange Commission on Form 10-K. The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis contained in that report should be read in connection with this Form 10-Q.

1. BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements are unaudited but in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial position and results of operations in accordance with accounting principles generally accepted in the United States applied on a consistent basis. The accompanying consolidated balance sheet as of April 3, 2005 is derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year then ended.

2. NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the FASB issued FASB Statement No.123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supercedes APB Opinion No.25, Accounting for Stock Issued to Employees, and amends FASB Statement No.95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The SEC requires that Statement 123(R) be adopted in the first annual period beginning after June 15, 2005. The Company will adopt Statement 123(R) on April 3, 2006. The Company plans to adopt Statement 123 using the "modified prospective" recognition method in which compensation cost is recognized beginning with the effective date, April 3, 2006, based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. The impact of adoption on the Company's financial statements is not expected to have a significant impact on the results of operations or financial position.

3. REVENUES

The Company's first quarter revenue of $66.9 million reflects an increase of $34.8 million or 108% from the same period of fiscal year 2005. The quarter to quarter increase is primarily attributable to work for the Navy on the NIMITZ CLASS Aircraft Carrier USS STENNIS and work on submarines under contracts with Electric Boat Company.

The ship repair business consists of individual and short duration repair events, some of which are exercised by the Government under its various multi-ship, multi-option contracts. Consequently, operating results for any period presented are not necessarily indicative of results that may be expected in any other period.

4. ENVIRONMENTAL AND OTHER RESERVES

As discussed in the Company's Form 10-K for the fiscal year ended April 3, 2005, the Company faces significant potential liabilities in connection with the alleged presence of hazardous waste materials at its Seattle shipyard and at two additional sites used by the Company for disposal of alleged hazardous waste. Parties alleging damages from past exposure to toxic substances at Company facilities have also named the Company as a defendant in civil actions.

The Company continues to analyze environmental matters and associated liabilities for which it may be responsible. No assurance can be given as to the existence or extent of any environmental liabilities until such analysis has been completed. The eventual outcome of all environmental matters cannot be determined at this time; however, the analyses of the known matters have progressed sufficiently to warrant establishment of reserve provisions in the accompanying consolidated financial statements.

Harbor Island Site

In fiscal year 2001, the Company entered into a 30-year agreement with an insurance company that provides broad-based insurance coverage for the remediation of the Company's operable units at the Harbor Island Superfund Site ("Site").

The agreement provides coverage for the known liabilities in an amount not to exceed the policy limits. As of July 3, 2005 these limits exceed the Company's current booked reserves of approximately $13.5 million. Included in the reserves are sediment remediation costs for Harbor Island of $9.5 million that are expected to occur in the next 12 months. These costs are reflected in the Company's balance sheet under current liabilities. Likewise, the insurance receivable of $9.4 million relating to these reserves is reflected in the Company's balance sheet under current assets.

Additionally, in 2001 the Company entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

During the fourth quarter of fiscal year 2003, the Company and the EPA entered into a Consent Decree for the cleanup of the Shipyards Sediments Operable Unit (the "SSOU"), which, was subsequently approved by the Department of Justice. During the fourth quarter of fiscal year 2004 the Company submitted its Final Design Report to the EPA, which provides for the following actions to take place at the SSOU:

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

Asbestos-Related Claims

As reported in the Company's Form 10-K for its fiscal year 2005, the Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities.

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

As of July 3, 2005 the Company has recorded a bodily injury liability reserve of $7.4 million and a bodily injury insurance receivable of $5.5 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $7.3 million and $5.3 million, respectively, at April 3, 2005. These bodily injury liabilities and receivables are classified within the Company's Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

Other Reserves

During the first quarter of fiscal year 2004, the Company recorded a reserve of $2.5 million related to the unanticipated bankruptcy of one of its previous insurance carriers. The reserve, which reflects the Company's best estimate of the known liabilities associated with unpaid workers compensation claims arising from the two-year coverage period commencing October 1, 1998, is subject to change as additional facts are uncovered. These claims have reverted to the Company due to the bankruptcy of the insurance carrier. Although the Company expects to recover at least a portion of these costs from the carrier's liquidation and other sources, the amount and the timing of any such recovery cannot be estimated currently and therefore no estimate of amounts recoverable is included in the current financial results.

Since establishing the reserve, the Company has paid a cumulative total of approximately $502,000 and $470,000 in claims at July 3, 2005 and April 3, 2005, respectively, which have been charged against the reserve.

5. COMPREHENSIVE INCOME

The Company reported comprehensive income of $2.6 million for the quarter ended July 3, 2005 which consisted of net income of $2.5 million and an increase in net unrealized gains on available-for-sale marketable securities of $0.1 million, which is recorded in accumulated other comprehensive income.

During the same period of fiscal year 2005, the Company reported comprehensive income of $0.9 million for the quarter ended June 27, 2004, which consisted of net income of $1.2 million offset by the change in net unrealized gains on available-for-sale marketable securities of $0.3 million, which is recorded in accumulated other comprehensive income.

6. EARNINGS PER SHARE

The following table represents the calculation of net earnings per common equivalent share - diluted

In thousands,	Three Months Ended
(except per share data)	07/03/05	06/27/04

Net income	$2,463	$1,222
Weighted average common
shares outstanding	5,423	5,408
Dilutive effect of
common stock options	167	230
	------	------
Weighted average common
shares outstanding	5,590	5,638
	------	------
Net earnings per common
share diluted	$0.44	$0.22
	======	======

7. PROPERTY

On December 16, 2004 the Company announced that it had been awarded a five-year lease with the Navy for the use of the AFDM-10 Drydock, "Resolute." The Resolute is in transit from its current location in Virginia and is expected to arrive in Puget Sound in late August or early September of 2005 where Todd will take possession.

8. PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Pension Plan - The Company sponsors the Todd Shipyards Corporation Retirement System (the "Retirement System"), a non-contributory defined benefit plan under which all nonunion employees are covered. The benefits are based on years of service and the employee's compensation before retirement. The Company's funding policy is to fund such retirement costs as required to meet allowable deductibility limits under current Internal Revenue Service regulations. The Retirement System plan assets consist principally of common stocks and Government and corporate obligations.

Under a provision of the Omnibus Budget Reform Act of 1990 ("OBRA '90") the Company will transfer approximately $1.6 million in excess pension assets from its Retirement System into a fund to pay fiscal year 2006 retiree medical benefit expenses. OBRA '90 was modified by the Work Incentives Improvement Act of 1999 and subsequently updated April 10, 2004 by the Pension Funding Equity Act (HR-3108) to extend annual excess asset transfers through the fiscal year ending March 30, 2014.
Pension Benefits	Three Months Ended
	07/03/05		06/27/04
Components of Net Periodic Benefit
Cost (in thousands of dollars)
Service Cost	$ 174		$ 162
Interest cost on projected
benefit obligation	390		403
Expected return on plan assets	(843)		(919)
Amortization of prior service cost	3		4
Recognized actuarial loss	102		10
	------	-	------	-
Net periodic benefit before OBRA'90	(174)		(340)
Transfer of assets for payment of
retiree medical benefits (401(h)Plan)	369		381
	------	-	------	-
Net periodic cost	$ 195		$ 41
	======	=	======	=

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
Other Postretirement Benefits	Three Months Ended
	07/03/05		06/27/04
Components of Net Periodic Benefit
Cost (in thousands of dollars)
Interest cost on projected
benefit obligation	$ 224		$ 269
Recognized actuarial loss	-		7
	------	-	------	-
Net periodic benefit before OBRA '90	224		276
Transfer of assets for payment of
retiree medical benefits(401(h)Plan)	(369)		(381)
	------	-	------	-
Net periodic benefit	$ (145)		$ (105)
	======	=	======	=

Union Pension Plans - Operating Shipyard - The Company participates in several multi-employer plans, which provide defined benefits to the Company's collective bargaining employees. The expense for these plans totaled $1.4 million and $0.7 million for the three month periods ending July 3, 2005 and June 27, 2004, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Notes to Consolidated Financial Statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith.

OVERVIEW

The Company derives a significant portion of its revenues from work performed under its contracts with the U.S. Navy and the U.S. Coast Guard. Work under such contracts is scheduled by and at the convenience of the U.S. Navy and the U.S. Coast Guard. CVN work for the Navy and work on submarine contracts for Electric Boat contributed significantly to the amount of work done in the first quarter of fiscal year 2006.

Operating Results

All comparisons within the following discussion are to the corresponding period in the previous year, unless otherwise stated.

Revenue - The Company's first quarter revenue of $66.9 million reflects an increase of $34.8 million (108%) from the same period last fiscal year. The quarter to quarter increase is primarily attributable to work for the Navy on the NIMITZ CLASS Aircraft Carrier USS STENNIS and work on submarines under contracts with Electric Boat Company.

The ship repair business consists of individual and short duration repair events, some of which are exercised by the Government under its various multi-ship, multi-option contracts. Consequently, operating results for any period presented are not necessarily indicative of results that may be expected in any other period.

Cost of Revenue - Cost of revenue during the first quarter of fiscal year 2006 was $49.8 million, or 74% of revenue. Cost of revenue during the first quarter of fiscal year 2005 was $21.4 million, or 67% of revenue. The cost of revenue increase in the first quarter of fiscal year 2006 is primarily attributable to increased volumes. Cost of revenue as a percentage of revenue increased by 7% during the first quarter of 2006 from the comparable period of fiscal year 2005. This increase is driven by higher subcontract costs as a percentage of direct costs, which have lower margins than costs incurred by the Company. The increase in subcontractor costs is driven by increased work under the CVN and CMT contracts where team members perform significant amounts of work.

Administrative and manufacturing overhead expense - Overhead costs for administrative and manufacturing activities were $13.7 million, or 20% of revenue for the first quarter of fiscal year 2006. During the same period of fiscal year 2005, administrative and manufacturing overhead costs were $9.0 million, or 28% of revenue. The $4.6 million increase in administrative and manufacturing overhead is attributable to increased variable manufacturing costs driven by higher work volume during the first quarter of fiscal year 2006. The decrease in administrative and manufacturing costs as a percentage of revenue is primarily attributable to the fact that a portion of these costs are fixed and only the variable costs increased with the increased volumes and revenue.

Income Taxes - The Company's effective tax rates of 34.1% and 35.5% in the first quarters of fiscal year 2006 and 2005 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its cash, cash equivalents and marketable securities position, anticipated fiscal year 2006 cash flow, access to credit facilities and capital markets, taken together, will provide sufficient liquidity to fund operations for fiscal year 2006. Accordingly, shipyard capital expenditures are expected to be financed from working capital. Changes in the composition or timing of projected work could cause planned capital expenditures and repair and maintenance expenditures to change.

In the long-term, the Company's liquidity could be impacted by default of its insurers on environmental or bodily injury claims. The Company however anticipates that it will meet its long-term liquidity needs due to its available cash reserves, ability to generate profits and lack of debt.

Working Capital

Working capital at July 3, 2005 was $47.8 million, an increase of $1.6 million or 3% from the working capital reported at the end of fiscal year 2005. This increase is primarily attributable to current period net income.

Capital Expenditures

Capital expenditures for the first three months of fiscal year 2006 were $1.1 million and were attributable to planned improvements to the Seattle shipyard facility.

Credit Facility

Todd Pacific Shipyards Corporation ("Todd Pacific"), a wholly owned subsidiary of the Company, has a $10.0 million revolving credit facility available for its working capital requirements. As of July 3, 2005 Todd Pacific had no outstanding borrowings on its credit line. Todd Pacific is in compliance with all debt covenants.

Dividends

On June 23, 2005, the Company paid a dividend of 10 cents ($0.10) per share to all shareholders of record as of June 8, 2005. The amount of the dividend paid was $0.5 million.

Also, on June 3, 2005, the Company declared a dividend of ten cents $0.10) per share to be paid on September 23, 2005 to all shareholders of record as of September 8, 2005. The estimated amount of this dividend is $0.5 million.

ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

As discussed in Note 6 to the financial statements, the Company has provided total aggregate reserves of $21.7 million at July 3, 2005 for its contingent environmental and bodily injury liabilities. As of April 3, 2005, the Company had recorded aggregate reserves of $26.7 million. Reserves decreased by $5.0 million in the quarter for costs incurred for the work currently in progress on the Harbor Island sediments remediation. Due to the complexities and extensive history of the Company's environmental and bodily injury matters, the amounts and timing of future expenditures are uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

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

As of July 3, 2005, the Company has recorded aggregate assets of $19.0 million related to its reserves for environmental and bodily injury liabilities. As of April 3, 2005, the Company had recorded aggregate assets of $23.7 million. $4.9 million of the decrease of $4.7 million in these assets is a result of receipts for the Harbor Island remediation currently in progress offset by an increase in bodily injury insurance receivable of $0.2 million. These assets reflect receivables under contractual arrangements with the insurance companies to share costs for certain environmental and other matters, as well as amounts deposited to securitize certain remediation activities. Amounts recoverable from insurance companies are recorded within the Company's Consolidated Balance Sheets as insurance receivables and, in the case of reimbursements currently due, as a current asset. Amounts held in security deposits are recorded within the Company's Consolidated Balance Sheets as restricted cash.

BACKLOG

At July 3, 2005 the Company's firm shipyard backlog consisted of approximately $29 million of repair and overhaul work. The Company's backlog at April 3, 2005 was approximately $53 million. The decrease in the backlog work at the end of the first three months of fiscal year 2006 is primarily due to the completion of certain work for the Navy on the USS STENNIS and the completion of certain work on the USS MOMSEN for Bath Iron Works.

LABOR RELATIONS

Todd Pacific Shipyards currently operates under the terms and conditions of a collective bargaining agreement with the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards). The three-year agreement was in effect from August 1, 2002 to July 31, 2005. The Company is currently negotiating a new labor contract with the unions and, by mutual agreement, the current contract has been extended while the negotiations are underway. Either party may terminate the extension with ten days' notice to the other party. The Company believes its relationship with its labor unions is stable.

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

(b) Changes in Internal Controls Over Financial Reporting. There have been no significant changes in our internal controls over financial reporting during the three months ended July 3, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits
No. 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a (filed herewith)

No. 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a (filed herewith)

No. 32.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002(subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code. (furnished herewith)*

No. 32.2

Certification of Chief Financial Officer pursuant to Rule 14(b) and section 906 of the Sarbanes-Oxley Act of (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code. (furnished herewith)*

No. 99.1	Press Release dated August 9, 2005 announcing financial for the Company's quarterly period ended July 3, (furnished herewith)*

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

/s/Scott H. Wiscomb

Scott H. Wiscomb

Chief Financial Officer and Treasurer

August 8, 2005