Form 10-Q
period 2005-10-02
TODD SHIPYARDS CORP
filed 2005-11-07
CIK 98537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company

(as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

There were 5,423,156 shares of the corporation's $.01 par value common stock outstanding at November 4, 2005.

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

ITEM 1.
FINANCIAL STATEMENTS
TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Periods Ended October 2, 2005 and October 3, 2004
(In thousands of dollars, except per share data)

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
October 2, 2005 and April 3, 2005
(In thousands of dollars except share data)

10/02/05	04/03/05
	(Unaudited)	(Audited)
ASSETS		
Cash and cash equivalents	$ 14,487	$ 3,823
Securities available-for-sale	35,323	34,964
Accounts receivable, less allowance for doubtful accounts of $0 and $1, respectively		
U.S. Government	9,421	12,922
Other	7,896	4,742
Costs and estimated profits in excess of billings on incomplete contracts	12,356	12,815
Inventory, less obsolescence reserve of $115 and $82, respectively	1,207	1,408
Insurance receivable - current	8,992	14,328
Other current assets	1,980	1,625
Deferred taxes	775	1,002
Total current assets	92,437	87,629
Property, plant and equipment, net	27,781	27,333
Restricted cash	3,516	2,919
Deferred pension assets	27,736	28,127
Insurance receivable	9,539	9,401
Other long-term assets	1,038	1,042
Total assets	$ 162,047	$ 156,451
LIABILITIES AND STOCKHOLDERS' EQUITY:		
Accounts payable and accruals	$ 24,523	$ 19,730
Accrued payroll and related liabilities	2,863	3,149
Billings in excess of costs and estimated profits on incomplete contracts	2,198	1,527
Environmental and other reserves - current	9,296	14,328
Taxes payable other than income taxes	1,392	2,121
Income taxes payable	1,386	579
Total current liabilities	41,658	41,434
Environmental and other reserves	11,979	12,408
Accrued post retirement health benefits	14,667	14,957
Deferred taxes	6,399	6,328
Other non-current liabilities	2,531	2,517
Total liabilities	77,234	77,644
Stockholders' equity:		
Common stock $.01 par value-authorized 19,500,000 shares, issued 11,956,026 shares at October 2, 2005 and April 3, 2005, and outstanding 5,423,156 at October 2, 2005 and 5,423,156 at April 3, 2005	120	120
Paid-in capital	39,039	38,974
Retained earnings	92,552	86,739
Accumulated other comprehensive income	129	1
Treasury stock (6,532,870 shares at October 2, 2005 and April 3, 2005)	(47,027)	(47,027)
Total stockholders' equity	84,813	78,807
Total liabilities and stockholders' equity	$ 162,047	$ 156,451

The accompanying notes are an integral part of this statement.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Periods Ended October 2, 2005 and October 3, 2004
(in thousands of dollars)

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

In accordance with the Company's policy of ending its fiscal year on the Sunday nearest March 31, the Company's fiscal year 2005 ended on April 3, 2005 and included 53 weeks. As a result, the Company's fiscal 2005 second quarter and six month periods contained 14 weeks and 27 weeks, respectively, rather than 13 weeks and 26 weeks in the second quarter and six month periods ended October 2, 2005.

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

4. CONTRACTS

On September 15, 2005 the U.S. Coast Guard awarded a $7.2 million modification to a previously awarded contract in support of alteration and repair of ship's systems, engines and shipboard equipment performed during the Planned Maintenance Availability of the icebreaker USCG Polar Sea. The work is being performed pursuant to the Company's cost-type, five-year multi-Ship multi-Option contract with the Coast Guard awarded in 2004 for the overhaul and continued maintenance of the two Polar Class Icebreakers stationed at Seattle, Washington. The work began at the Company's shipyard in Seattle and is expected to be completed in February 2006.

On September 20, 2005 the Navy awarded a modification extending by approximately five years the Company's Combatant Maintenance Team Contract ("CMT"), originally awarded to Todd Pacific by the Navy in 2000, for the surface combatants (frigates and destroyers) stationed at Naval Station Everett. This modification also provides for a cost-plus-award-fee contract. Todd Pacific will continue to act as the prime contractor and lead a team of subcontractors who may perform as much as half of the work. The work will be accomplished in Todd Pacific's shipyard located on Seattle's Harbor Island and pier-side within Naval Station Everett. Work under this modified contract will be performed at the option of the Navy, which has not established a dollar value for the work. Todd Pacific estimates the value may be in the range of $75 million over five years, if all options are exercised. There is no assurance that all options will be exercised, in whole or in part.

On September 29, 2005 the U.S. Coast Guard awarded the Company, a multi-year, multi-Option firm fixed-price supply contract that will be in effect from September 2005 to March 2010 for maintenance on the icebreaker USCGC Healy ("Healy"). The contract provides for the periodic pier-side maintenance of the Healy and is to be accomplished at the U.S. Coast Guard Integrated Support Center in Seattle, Washington. The Company estimates the value of the contract to be in the range of $11.0 million over four and one half years, if all options are exercised. There is no assurance that all options will be exercised, in whole or in part. Subsequent to award, an unsuccessful bidder filed a post-award protest with the Government Accountability Office ("GAO"). The Coast Guard initially issued a stop work order on the contract, which has since been lifted. The Company is proceeding to perform the contract while the GAO considers the merits of the bid protest filed by the unsuccessful bidder. There can be no assurances regarding the outcome of the filed protest.

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

The agreement provides coverage for the known liabilities in an amount not to exceed the policy limits. As of October 2, 2005 these limits exceed the Company's current booked reserves of approximately $13.1 million. Included in the reserves are sediment remediation costs for Harbor Island of $9.3 million that are expected to occur in the next 12 months. These costs are reflected in the Company's balance sheet under current liabilities. Likewise, the insurance receivable of $9.0 million relating to these reserves is reflected in the Company's balance sheet under current assets.

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

Demolition and removal of piers 2 and 4 South (located on the Duwamish Waterway) to achieve more complete cleanup in those areas.

Dredging of an estimated 195,200 cubic yards of contaminated sediments and shipyard waste in the open areas of the SSOU (surrounding the shipyard) and in the areas beneath Piers 2 and 4 South.

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

Other Environmental Sites

During the third quarter of fiscal year 2005, the Company, along with 55 other companies and organizations, was notified that it is a potentially responsible party ("PRP") at the BKK Landfill Facility in West Covina, California. The site is the subject of an investigation and remedial order from the California Department of Toxic Substances Control. It is alleged that the Company's San Pedro shipyard (closed in 1990) caused shipyard waste to be sent to the BKK Facility during the 1970s and 1980s. The Company is investigating these allegations.

During the second quarter of fiscal year 2005, the Company was notified by the EPA that it is a PRP at the Malone Service Company Superfund Site ("Malone") in Galveston County, Texas. The EPA alleges that the Company's Galveston shipyard, which ceased operations in 1990, was the generator of waste materials that were delivered, through independent transport companies, to the Malone site. The EPA has further indicated that the Company will, based on volumes of material at the site believed to have been generated by the Company, be eligible to participate in a "de minimus" settlement for small contributors. The Company has included its best estimate of the settlement amount in its environmental reserve.

Asbestos-Related Claims

As reported in the Company's Form 10-K for its fiscal year 2005, the Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities.

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, analyzing them in two different categories based on severity of illness. Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All others of a less medically serious nature are categorized as "non-malignant". The Company is currently defending approximately 26 "malignant" claims and approximately 571 "non-malignant" claims. The Company and its insurers are vigorously defending these actions.

As of October 2, 2005 the Company has recorded a bodily injury liability reserve of $7.3 million and a bodily injury insurance receivable of $5.4 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $7.3 million and $5.3 million, respectively, at April 3, 2005. These bodily injury liabilities and receivables are classified within the Company's Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

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

Since establishing the reserve, the Company has paid a cumulative total of approximately $541,000 and $470,000 in claims at October 2, 2005 and April 3, 2005, respectively, which have been charged against the reserve.

6. COMPREHENSIVE INCOME

The Company reported comprehensive income of $4.4 million for the quarter ended October 2, 2005 which consisted of net income of $4.4 million and a decrease in net unrealized gains on available-for-sale marketable securities of $11,000, which is recorded in accumulated other comprehensive income. For the six month period then ended, the Company reported comprehensive income of $7.0 million, which consisted of net income of $6.9 and an increase in net unrealized gains on available-for-sale marketable securities of $0.1 million.

During the same period of fiscal year 2005, the Company reported comprehensive income of $2.5 million for the quarter ended October 3, 2004, which consisted of net income of $2.4 million and an increase in net unrealized gains on available-for-sale marketable securities of $0.1 million. For the six month period then ended, the Company reported comprehensive income of $3.5 million, which consisted of net income of $3.7 million offset by the decrease in net unrealized gains on available-for-sale marketable securities of $0.2 million.

7. EARNINGS PER SHARE

The following table represents the calculation of net earnings per common equivalent share - diluted

8. PROPERTY

On December 16, 2004 the Company announced that it had been awarded a five-year lease with the Navy for the use of the AFDM-10 Drydock, "Resolute." The Resolute arrived at Todd Shipyards on August 31, 2005 where it is expected to be placed into service during the fourth quarter of this fiscal year.

9. PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS

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

Union Pension Plans - Operating Shipyard - The Company participates in several multi-employer plans, which provide defined benefits to the Company's collective bargaining employees. The expense under these plans totaled $1.2 million and $2.5 million for the quarter and six month period ending October 2, 2005, respectively.

During the same periods of fiscal year 2005, the expense for these plans totaled $0.6 million and $1.3 million, resectively.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Notes to Consolidated Financial Statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith.

OVERVIEW

The Company derives a significant portion of its revenues from work performed under its contracts with the U.S. Navy ("Navy") and the U.S. Coast Guard. Work under such contracts is scheduled by and at the convenience of the Navy and the U.S. Coast Guard. NIMITZ CLASS Aircraft Carrier work for the Navy and work on submarine contracts for Electric Boat ("EB") contributed significantly to the amount of work performed in the first half of fiscal year 2006.

Operating Results

All comparisons within the following discussion are to the corresponding period in the previous year, unless otherwise stated.

Revenue - The Company's second quarter revenue of $70.8 million reflects an increase of $34.1 million (93%) from the same period last fiscal year. The quarter to quarter increase largely results from increased work volumes, primarily attributable to work for the Navy on the NIMITZ CLASS Aircraft Carrier - USS STENNIS and work on submarines under contracts with EB.

Revenues for the first six months of fiscal year 2006 of $137.6 million reflect an increase of $68.9 million (100%) from the comparable fiscal year 2005 period. The increase in revenue in the first six months of fiscal year 2006 is primarily attributable to work for the Navy on the USS STENNIS and work on submarines under contracts with EB.

The ship repair business consists of individual and short duration repair events, some of which are exercised by the Government under its various multi-ship, multi-option contracts. Consequently, operating results for any period presented are not necessarily indicative of results that may be expected in any other period.

Cost of Revenue - Cost of revenue during the second quarter of fiscal year 2006 was $53.3 million, or 75% of revenue. Cost of revenue during the second quarter of fiscal year 2005 was $24.0 million, or 66% of revenue. The cost of revenue increase in the second quarter of fiscal year 2006 is primarily attributable to increased volumes. Cost of revenue as a percentage of revenue increased by 9% during the second quarter of 2006 from the comparable period of fiscal year 2005. This increase is driven by higher subcontract costs, as a percentage of direct costs, which tend to result in lower margins on cost reimbursable work than direct costs incurred by the Company. The increase in subcontractor costs is driven by increased work under the NIMITZ CLASS Aircraft Carrier and Combatant Maintenance Team contracts where team members perform significant amounts of work.

Cost of revenue during the first six months of fiscal year 2006 was $103.1 million, or 75% of revenue. During the comparable period in fiscal year 2005, cost of revenue was $45.4 million, or 66% of revenue. The increase in cost of revenue is volume driven. As discussed above for the quarter, the increase as a percentage of revenue is driven by higher subcontract costs, as a percentage of direct costs, which tend to result in lower margins than direct costs incurred by the Company. Also, higher work volumes result in lower revenues on cost reimbursable contracts, which increases cost of revenue as a percentage of revenue.

Administrative and manufacturing overhead expense - Overhead costs for administrative and manufacturing activities were $11.2 million, or 16% of revenue for the second quarter of fiscal year 2006. During the same period of fiscal year 2005, administrative and manufacturing overhead costs were $9.3 million, or 26% of revenue. The $1.9 million increase in administrative and manufacturing overhead is attributable to increased variable manufacturing costs driven by higher work volume during the second quarter of fiscal year 2006. The decrease in administrative and manufacturing costs as a percentage of revenue is primarily attributable to the fact that a portion of these costs are fixed and the variable costs increased with the increased volumes and revenue.

Administrative and manufacturing overhead costs for the first six months of fiscal year 2006 were $24.9 million, or 18% of revenue. During the same period of fiscal year 2005, administrative and manufacturing overhead costs were $18.3 million, or 27% or revenue. The $6.6 million increase is due to fiscal year 2006's higher volumes. As discussed above for the quarter, the decrease in administrative and manufacturing costs as a percentage of revenue is primarily attributable to the fixed portion of costs that do not fluctuate with volumes.

Income Taxes - The Company's effective tax rates were 34% and 30% in the second quarters of fiscal year 2006 and 2005, respectively. For the six month periods then ended, the income tax rates were 34% and 32% respectively.

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

Working Capital

Working capital at October 2, 2005 was $50.8 million, an increase of $4.6 million or 10% from the working capital reported at the end of fiscal year 2005. This increase is primarily attributable to the net income generated during the six-month period.

Capital Expenditures

Capital expenditures for the first six months of fiscal year 2006 were $2.4 million and were attributable to planned improvements to the Seattle shipyard facility.

Credit Facility

Todd Pacific Shipyards Corporation ("Todd Pacific"), a wholly owned subsidiary of the Company, has a $10.0 million revolving credit facility available for its working capital requirements. As of October 2, 2005 Todd Pacific had no outstanding borrowings on its credit line. Todd Pacific is in compliance with all debt covenants.

Dividends

On September 23, 2005, the Company paid a dividend of 10 cents ($0.10) per share to all shareholders of record as of September 8, 2005. The amount of the dividend paid was $0.5 million.

Also, on September 9, 2005, the Company declared a dividend of ten cents ($0.10) per share to be paid on December 23, 2005 to all shareholders of record as of December 8, 2005. The estimated amount of this dividend is $0.5 million.

ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

As discussed in Note 6 to the financial statements, the Company has provided total aggregate reserves of $21.3 million at October 2, 2005 for its contingent environmental and bodily injury liabilities. As of April 3, 2005, the Company had recorded aggregate reserves of $26.7 million. Reserves decreased by $5.4 million in the six-month period for costs incurred for the work currently in progress on the Harbor Island sediments remediation. Due to the complexities and extensive history of the Company's environmental and bodily injury matters, the amounts and timing of future expenditures are uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

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

As of October 2, 2005, the Company has recorded aggregate assets of $18.5 million related to its reserves for environmental and bodily injury liabilities. As of April 3, 2005, the Company had recorded aggregate assets of $23.7 million. $5.3 million of the decrease of $5.2 million in these assets is a result of receipts for the Harbor Island remediation currently in progress, offset by an increase in bodily injury insurance receivable of $0.1 million. These assets reflect receivables under contractual arrangements with the insurance companies to share costs for certain environmental and other matters, as well as amounts deposited to securitize certain remediation activities. Amounts recoverable from insurance companies are recorded within the Company's Consolidated Balance Sheets as insurance receivables and, in the case of reimbursements currently due, as a current asset. Amounts held in security deposits are recorded within the Company's Consolidated Balance Sheets as restricted cash.

BACKLOG

At October 2, 2005 the Company's firm shipyard backlog consisted of approximately $20 million of repair and overhaul work. The Company's backlog at April 3, 2005 was approximately $53 million. The decrease in the backlog work at the end of the first six months of fiscal year 2006 is primarily due to the completion of certain work for the Navy on the USS STENNIS and the completion of certain work on the USS MOMSEN for Bath Iron Works.

LABOR RELATIONS

Todd Pacific Shipyards currently operates under the terms and conditions of a collective bargaining agreement with the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards). The three-year agreement was in effect from August 1, 2002 to July 31, 2005. The Company and the Unions have reached agreement twice on a new contract but have failed to receive ratification from the rank and file, the last rejection occurring on October 31, 2005 by a vote of 57% to 43%. The Company continues to work with Labor for a new collective bargaining agreement and, by mutual agreement, the current contract has been extended while that process continues. Either party may terminate the extension with ten days' notice to the other party. The Company believes its relationship with its labor unions is stable.

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

(b) Changes in Internal Controls Over Financial Reporting. There have been no significant changes in our internal controls over financial reporting during the six months ended October 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders (the "Meeting") was held on September 9, 2005 in Seattle, Washington.

At the meeting the stockholders elected eight directors, each of whom will serve until the next Annual Meeting of Shareholders or until his respective successor shall have been elected and qualified or until his earlier resignation or removal. The Board of Directors elected at the Meeting and the votes cast in favor of their election (with the votes cast in favor of their election out of a total of 5,423,156 entitled to vote) are as follows: Brent D. Baird (5,143,118); Steven A. Clifford (4,425,685); Patrick W.E. Hodgson (5,173,363); Admiral David E. Jeremiah, USN (Ret.) (5,171,549); Joseph D. Lehrer (4,844,985); William L. Lewis (5,172,363); Philip N. Robinson (5,171,351); and Stephen G. Welch (5,171,957).

ITEM 5. OTHER INFORMATION

Pursuant to the requirements of paragraph 12(a) of Section 303A of the New York Stock Exchange ("NYSE") Listed Company Manual, the Company submitted CEO Compliance Certifications to the NYSE in both 2004 and 2005. Further, the Company filed certifications of its CEO and its CFO with the Securities and Exchange Commission pursuant to, and in the form required by, Rule 13a-14(d) under the Securities Exchange Act of 1934 as exhibits to its most recently filed Form 10-K.

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

No. 99.1	Press Release dated November 7, 2005 announcing financial for the Company's quarterly period ended October 2, (furnished herewith)*

*Notwithstanding any incorporation of this Quarterly Report on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with an asterisk (*) shall not be deemed incorporated by reference to any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically otherwise set forth therein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TODD SHIPYARDS CORPORATION

Registrant

/s/Scott H. Wiscomb
Scott H. Wiscomb
Chief Financial Officer and Treasurer
November 7, 2005