Form 10-Q
period 2006-01-01
TODD SHIPYARDS CORP
filed 2006-02-06
CIK 98537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended January 1, 2006

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

LARGE ACCELERATED FILER [ ] ACCELERATED FILER [X] NON-ACCELERATED FILER [ ]

Indicate by check mark whether the registrant is a shell company

(as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

There were 5,423,156 shares of the corporation's $.01 par value common stock outstanding at February 3, 2006.

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
Periods Ended January 1, 2006 and January 2, 2005
(In thousands of dollars, except per share data)

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
January 1, 2006 and April 3, 2005
(In thousands of dollars except share data)

01/01/06 (Unaudited)	04/03/05 (Audited)
ASSETS		
Cash and cash equivalents	$ 4,681	$ 3,823
Securities available-for-sale	41,400	34,964
Accounts receivable, less allowance for doubtful accounts of $0 and $1, respectively		
U.S. Government	2,811	12,922
Other	6,297	4,742
Costs and estimated profits in excess of billings on incomplete contracts	10,148	12,815
Inventory, less obsolescence reserve of $126 and $82, respectively	1,239	1,408
Insurance receivable - current	7,101	14,328
Other current assets	1,688	1,625
Deferred taxes	912	1,002
Total current assets	76,277	87,629
Property, plant and equipment, net	29,101	27,333
Restricted cash	3,563	2,919
Deferred pension assets	27,540	28,127
Insurance receivable	9,350	9,401
Other long-term assets	1,038	1,042
Total assets	$146,869	$156,451
LIABILITIES AND STOCKHOLDERS' EQUITY:		
Accounts payable and accruals	$ 12,253	$ 19,730
Accrued payroll and related liabilities	2,281	3,149
Billings in excess of costs and estimated profits on incomplete contracts	1,999	1,527
Environmental and other reserves - current	7,099	14,328
Taxes payable other than income taxes	696	2,121
Income taxes payable	1,507	579
Total current liabilities	25,835	41,434
Environmental and other reserves	12,130	12,408
Accrued post retirement health benefits	14,522	14,957
Deferred taxes	6,140	6,328
Other non-current liabilities	2,539	2,517
Total liabilities	61,166	77,644
Stockholders' equity:		
Common stock $.01 par value-authorized 19,500,000 shares, issued 11,956,026 shares at January 1, 2006 and April 3, 2005, and outstanding 5,423,156 at January 1, 2006 and April 3, 2005	120	120
Paid-in capital	39,072	38,974
Retained earnings	93,461	86,739
Accumulated other comprehensive income	77	1
Treasury stock (6,532,870 shares at January 1, 2006 and April 3, 2005)	(47,027)	(47,027)
Total stockholders' equity	85,703	78,807
Total liabilities and stockholders' equity	$146,869	$156,451

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Periods Ended January 1, 2006 and January 2, 2005
(in thousands of dollars)

Nine Months Ended	
	01/01/06	01/02/05
OPERATING ACTIVITIES:		
Net income	$ 8,351	$ 4,982
Adjustments to reconcile net income to net cash provided by operating activities:		
Depreciation	2,841	2,691
Deferred pension cost	587	123
Post retirement health benefits	(435)	(387)
Deferred income tax expense	(137)	1,135
Stock based compensation	98	98
Decrease (increase) in operating assets:		
Accounts receivable	8,556	(7,954)
Costs and estimated profits in excess of billings on incomplete contracts	2,667	12,508
Inventory	169	333
Insurance receivable	7,278	3,235
Other assets, net	(101)	1,190
Increase (decrease) in operating liabilities:		
Accounts payable and accruals	(7,477)	(7,182)
Accrued payroll and related liabilities	(868)	(921)
Billings in excess of costs and estimated profits on incomplete contracts	472	485
Environmental and other reserves	(7,507)	(3,350)
Income taxes payable	928	239
Other liabilities, net	(1,403)	306
Net cash provided by operating activities	14,019	7,531
INVESTING ACTIVITIES:		
Purchases of marketable securities	(13,301)	(8,129)
Sales of marketable securities	22	1,239
Maturities of marketable securities	7,000	3,100
Capital expenditures	(4,609)	(2,201)
Net cash used in investing activities	(10,888)	(5,991)
FINANCING ACTIVITIES:		
Restricted cash	(644)	39
Proceeds from exercise of stock options	-	148
Dividends paid on common stock	(1,629)	(1,630)
Net cash used in financing activities	(2,273)	(1,443)
Net increase in cash and cash equivalents	858	97
Cash and cash equivalents at beginning of period	3,823	1,328
Cash and cash equivalents at end of the period	$ 4,681	$ 1,425
Supplemental disclosures of cash flow information:		
Cash paid during the period for:		
Income taxes	$ 3,425	$ 600

The accompanying notes are an integral part of these statements.

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

In accordance with the Company's policy of ending its fiscal year on the Sunday nearest March 31, the Company's fiscal year 2005 ended on April 3, 2005 and included 53 weeks. As a result, the Company's fiscal 2005 third quarter and nine month periods contained 13 weeks and 40 weeks, respectively, rather than 13 weeks and 39 weeks in the third quarter and nine month periods ended January 1, 2006.

2. NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the FASB issued FASB Statement No.123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supercedes APB Opinion No.25, Accounting for Stock Issued to Employees, and amends FASB Statement No.95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The SEC requires that Statement 123(R) be adopted in the first annual period beginning after June 15, 2005. The Company will adopt Statement 123(R) on April 3, 2006. The Company plans to adopt Statement 123 using the "modified prospective" recognition method in which compensation cost is recognized beginning April 3, 2006 for all share-based payments granted after the effective date and for all awards granted to employees prior to April 3, 2006 that remain unvested on the effective date. The impact of adoption on the Company's financial statements is not expected to have a significant impact on the results of operations or financial position due to the level of unvested options expected to be outstanding upon adoption.

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

4. CONTRACTS

On January 9, 2006 the Company announced that it has entered into a long-term lease arrangement with Kiewit-General of Poulsbo, Washington. Kiewit-General is under contract with the Washington State Department of Transportation as the prime contractor for the replacement of the eastern half of the Hood Canal Bridge in Kitsap County, Washington. The Company anticipates that Kiewit-General will use approximately one of the Company's 28 acres of land and portions of Pier 6, one of its five piers for a 20 month period beginning in mid-2007.

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

The agreement provides coverage for the known liabilities in an amount not to exceed the policy limits. As of January 1, 2006 these limits exceed the Company's current booked reserves of approximately $11.2 million. Included in the reserves are sediment remediation costs for Harbor Island of $7.1 million that are expected to occur in the next 12 months. These costs are reflected in the Company's balance sheet under current liabilities. Likewise, the insurance receivable of $7.1 million relating to these reserves is reflected in the Company's balance sheet under current assets.

Additionally, in 2001 the Company entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

During the fourth quarter of fiscal year 2003, the Company and the EPA entered into a Consent Decree for the cleanup of the Shipyards Sediments Operable Unit (the "SSOU"), which was subsequently approved by the Department of Justice. During the fourth quarter of fiscal year 2004 the Company submitted its Final Design Report to the EPA, which provides for the following actions to take place at the SSOU:

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

Other Environmental Sites

During the third quarter of fiscal year 2005, the Company, along with 55 other companies and organizations, was notified that it is a potentially responsible party ("PRP") at the BKK Landfill Facility in West Covina, California. The site is the subject of an investigation and remedial order from the California Department of Toxic Substances Control. It is alleged that the Company's San Pedro shipyard (closed in 1990) caused shipyard waste to be sent to the BKK Facility during the 1970s and 1980s. The Company is investigating these allegations and is unable to estimate its exposure at this time.

During the second quarter of fiscal year 2005, the EPA notified the Company that it is a PRP at the Malone Service Company Superfund Site ("Malone") in Galveston County, Texas. The EPA alleges that the Company's Galveston shipyard, which ceased operations in 1990, was the generator of waste materials that were delivered, through independent transport companies, to the Malone site. The EPA has further indicated that the Company will, based on volumes of material at the site believed to have been generated by the Company, be eligible to participate in a "de minimus" settlement for small contributors. The Company has included its best estimate of the settlement amount in its environmental reserve.

Asbestos-Related Claims

As reported in the Company's Form 10-K for its fiscal year 2005, the Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities.

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, analyzing them in two different categories based on severity of illness. Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All others of a less medically serious nature are categorized as "non-malignant". The Company is currently defending approximately 24 "malignant" claims and approximately 569 "non-malignant" claims. The Company and its insurers are vigorously defending these actions.

As of January 1, 2006 the Company has recorded a bodily injury liability reserve of $7.1 million and a bodily injury insurance receivable of $5.2 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $7.3 million and $5.3 million, respectively, at April 3, 2005. These bodily injury liabilities and receivables are classified within the Company's Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

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

Since establishing the reserve, the Company has paid a cumulative total of approximately $570,000 and $470,000 in claims at January 1, 2006 and April 3, 2005, respectively, which have been charged against the reserve.

6. COMPREHENSIVE INCOME

The Company reported comprehensive income of $1.4 million for the quarter ended January 1, 2006 which consisted of net income of $1.5 million and a decrease in net unrealized gains on available-for-sale marketable securities of $0.1 million, which is recorded in accumulated other comprehensive income. For the nine month period then ended, the Company reported comprehensive income of $8.5 million, which consisted of net income of $8.4 and an increase in net unrealized gains on available-for-sale marketable securities of $0.1 million.

During the same period of fiscal year 2005, the Company reported comprehensive income of $1.2 million for the quarter ended January 2, 2005, which consisted of net income of $1.3 million and a decrease in net unrealized gains on available-for-sale marketable securities of $0.1 million. For the nine month period then ended, the Company reported comprehensive income of $4.7 million, which consisted of net income of $5.0 million offset by the decrease in net unrealized gains on available-for-sale marketable securities of $0.3 million.

7. EARNINGS PER SHARE

The following table represents the calculation of net earnings per common equivalent share - diluted

8. PROPERTY

On December 16, 2004 the Company announced that it had been awarded a five-year lease with the Navy for the use of the AFDM-10 Drydock, "Resolute." The Resolute arrived at Todd Shipyards on August 31, 2005 where it was placed into service subsequent to the end of the quarter on January 13, 2006.

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

Union Pension Plans - Operating Shipyard - The Company participates in several multi-employer defined benefit and/or defined contribution pension plans, which provide benefits to the Company's collective bargaining employees. The expense under these plans totaled $0.8 million and $3.4 million for the quarter and nine month period January 1, 2006, respectively.

During the same periods of fiscal year 2005, the expense for these plans totaled $0.4 million and $1.7 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Notes to Consolidated Financial Statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith.

OVERVIEW

The Company derives a significant portion of its revenues from work performed under its contracts with the U.S. Navy ("Navy") and the U.S. Coast Guard. Work under such contracts is scheduled by and at the convenience of the Navy and the U.S. Coast Guard. NIMITZ CLASS Aircraft Carrier work for the Navy and work on submarine contracts for Electric Boat ("EB") contributed significantly to the amount of work performed in the first three quarters of fiscal year 2006.

Operating Results

All comparisons within the following discussion are to the corresponding period in the previous year, unless otherwise stated.

Revenue - The Company's third quarter revenue of $31.6 million reflects an increase of $10.2 million (48%) from the same period last fiscal year. The quarter to quarter increase largely results from increased work volumes, primarily attributable to work for the US Coast Guard on the Polar Class Ice Breaker Polar Sea, for the Navy on the NIMITZ CLASS Aircraft Carrier USS STENNIS and work for Electric Boat Corporation ("EB")on submarines.

Revenues for the first nine months of fiscal year 2006 of $169.2 million reflect an increase of $79.1 million (88%) from the comparable fiscal year 2005 period. The increase in revenue in the first nine months of fiscal year 2006 is primarily attributable to work for the Navy on the USS STENNIS, for the US Coast Guard on the Polar Class Ice Breakers Polar Star and Polar Sea and work for EB on submarines. Fiscal year 2006 third quarter and nine month revenues for work on the USS STENNIS reflect lower than historical expected profits due to cost over-runs and production issues experienced on this cost-type job.

The ship repair business consists of individual and short duration repair events, some of which are exercised by the Government under its various multi-ship, multi-option contracts. Consequently, operating results for any period presented are not necessarily indicative of results that may be expected in any other period.

Cost of Revenue - Cost of revenue during the third quarter of fiscal year 2006 was $22.0 million, or 70% of revenue. Cost of revenue during the third quarter of fiscal year 2005 was $11.9 million, or 56% of revenue. The cost of revenue increase in the third quarter of fiscal year 2006 is primarily attributable to increased volumes. Cost of revenue as a percentage of revenue increased by 14% during the third quarter of 2006 from the comparable period of fiscal year 2005. This increase is driven by lower than historical expected profits on the USS STENNIS as a result of cost overruns and production issues. By comparison, revenues were positively affected by the higher profits on Navy work in the third quarter of 2005.

Cost of revenue during the first nine months of fiscal year 2006 was $125.1 million, or 74% of revenue. During the comparable fiscal year 2005 period, cost of revenue was $57.2 million, or 64% of revenue. The increase in cost of revenue is volume driven. As discussed above for the quarter, the increase in cost of revenue as a percentage of revenue is driven by lower than historical expected profits on the USS STENNIS as a result of cost overruns and production issues, and the higher profits recognized on Navy work in the third quarter of 2005.

Administrative and manufacturing overhead expense - Overhead costs for administrative and manufacturing activities were $7.8 million, or 25% of revenue for the third quarter of fiscal year 2006. During the same period of fiscal year 2005, administrative and manufacturing overhead costs were $7.7 million, or 36% of revenue. The decrease in administrative and manufacturing costs as a percentage of revenue is primarily attributable to the fact that a significant portion of these costs are fixed.

Administrative and manufacturing overhead costs for the first nine months of fiscal year 2006 were $32.7 million, or 19% of revenue. During the same period of fiscal year 2005, administrative and manufacturing overhead costs were $26.1 million, or 29% of revenue. The $6.6 million increase is due to fiscal year 2006's higher volumes. As discussed above for the quarter, the decrease in administrative and manufacturing costs as a percentage of revenue is primarily attributable to the fixed portion of costs that do not fluctuate with volumes.

Income Taxes - The Company's effective income tax rates were 35% and 34%, respectively in the third quarters of fiscal year 2006 and 2005. For the nine month periods then ended, the income tax rates were 34% and 32% respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its cash, cash equivalents and marketable securities position, anticipated fiscal year 2006 cash flow, access to credit facilities and if necessary capital markets, taken together, will provide sufficient liquidity to fund operations for fiscal year 2006. Accordingly, shipyard capital expenditures are expected to be financed from working capital. Changes in the composition and/or timing of projected work could cause planned capital expenditures and repair and maintenance expenditures to change.

Working Capital

Working capital at January 1, 2006 was $50.4 million, an increase of $4.3 million or 9% from the working capital reported at the end of fiscal year 2005. This increase is primarily attributable to the net income generated during the nine month period.

Capital Expenditures

Capital expenditures for the first nine months of fiscal year 2006 were $4.6 million and were attributable to planned improvements to the Seattle shipyard facility.

Credit Facility

Todd Pacific Shipyards Corporation ("Todd Pacific"), a wholly owned subsidiary of the Company, has a $10.0 million revolving credit facility available for its working capital requirements. As of January 1, 2006 Todd Pacific had no outstanding borrowings on its credit line. Todd Pacific is in compliance with all debt covenants.

Dividends

On December 23, 2005, the Company paid a dividend of ten cents ($0.10) per share to all shareholders of record as of December 8, 2005. The amount of the dividend paid was $0.5 million.

Also, on December 16, 2005, the Company declared a dividend of ten cents ($0.10) per share to be paid on March 23, 2006 to all shareholders of record as of March 8, 2006. The estimated amount of this dividend is $0.5 million.

ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

As reflected in the balance sheet and discussed in Note 5 to the financial statements, the Company has provided total aggregate reserves of $19.2 million at January 1, 2006 for its contingent environmental and bodily injury liabilities. As of April 3, 2005, the Company had recorded aggregate reserves of $26.7 million. $7.2 million of the $7.5 million decrease in these liabilities results from fiscal year 2006 costs incurred on the Harbor Island sediments remediation, and $0.3 million is a decrease in the bodily injury liabilities. Due to the complexities and extensive history of the Company's environmental and bodily injury matters, the amounts and timing of future expenditures are uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

The Company has various insurance policies and agreements that provide coverage on the costs to remediate environmental sites and for the defense and settlement of bodily injury cases. These policies and agreements are primarily with two insurance companies. Based upon the current credit ratings of both of these companies, the Company anticipates that both parties will be able to perform under the terms of their respective policy or agreement.

As of January 1, 2006, the Company has recorded aggregate assets of $16.5 million related to its reserves for environmental and bodily injury liabilities. As of April 3, 2005, the Company had recorded aggregate assets of $23.7 million. The $7.2 million decrease in these assets is a result of receipts for the Harbor Island remediation currently in progress. These assets reflect receivables under contractual arrangements with the insurance companies to share costs for certain environmental and other matters, as well as amounts deposited to securitize certain remediation activities. Amounts recoverable from insurance companies are recorded within the Company's Consolidated Balance Sheets as insurance receivables and, in the case of reimbursements currently due, as a current asset. Amounts held in security deposits are recorded within the Company's Consolidated Balance Sheets as restricted cash.

BACKLOG

At January 1, 2006 the Company's firm shipyard backlog consisted of approximately $14 million of repair and overhaul work. The Company's backlog at April 3, 2005 was approximately $53 million. The decrease in the backlog work at the end of the first nine months of fiscal year 2006 is primarily due to the completion of certain work for the Navy on the USS STENNIS and the completion of certain work on the USS MOMSEN for Bath Iron Works.

LABOR RELATIONS

In November 2005, Todd Pacific Shipyards reached an agreement for a new collective bargaining agreement with the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards) which was subsequently ratified by the rank and file. The three-year agreement, which is retroactive to August 1, 2005, will expire on July 31, 2008. The new agreement provides for increases in the wages and fringe benefits of approximately 4.3% per year. The Company had been operating under an extension of the collective bargaining agreement that expired on July 31, 2005.

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

(b) Changes in Internal Controls Over Financial Reporting. There have been no changes in our internal controls over financial reporting during the nine months ended January 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

No. 99.1	Press Release dated February 6 announcing financial for the Company's quarterly period ended January 1, (furnished herewith)*

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
February 6, 2006