Form 10-K
period 2006-04-02
TODD SHIPYARDS CORP
filed 2006-06-15
CIK 98537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 2, 2006

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____

Commission File Number 1-5109

Todd Shipyards Corporation

(Exact name of registrant as specified in its charter)

Delaware	91-1506719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1801-16th Avenue SW
Seattle, WA	98134
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:

(206) 623-1635

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]; Accelerated Filer [X]; Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $92.8 million as of October 2, 2005.

There were 5,524,835 shares of the corporation's $.01 par value common stock outstanding at June 12, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held September 15, 2006 are incorporated by reference into Part III of the Annual Report on Form 10-K.

Table of Contents

Index

PART I

PART II

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
ITEM 5C.	TREASURY STOCK
ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Item 9A.	CONTROLS AND PROCEDURES
Item 9B.	OTHER INFORMATION

PART III

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

PART I

ITEM 1. BUSINESS

INTRODUCTION

Todd Shipyards Corporation ("Todd" or "the Company") was organized in 1916 and has operated a shipyard in Seattle, Washington (the "Shipyard") since incorporation. The Company is incorporated under the laws of the State of Delaware and operates the Shipyard through a wholly owned subsidiary, Todd Pacific Shipyards Corporation ("Todd Pacific"). Todd Pacific has historically been engaged in the repair/overhaul, conversion and construction of commercial and military ships.

Today, Todd is the largest private (or non-Governmental) shipyard in the Pacific Northwest. A substantial amount of its business is repair and maintenance work on commercial and federal government vessels engaged in various maritime activities in the Pacific Northwest. Todd also provides new construction and industrial fabrication services for a wide variety of customers. The Company's customers include the U.S. Navy ("Navy"), the U.S. Coast Guard ("Coast Guard"), Military Sealift Command ("MSC"), National Oceanic & Atmospheric Administration ("NOAA"), the Washington State Ferry system ("WSF"), the Alaska Marine Highway System ("AMHS"), fishing fleets, cargo shippers, tug and barge operators and cruise lines.

OPERATIONS

SHIP REPAIR

Currently, the Company's primary operation is ship repair, which includes minor ship repair, overhauls, and conversions. The nature of this work ranges from relatively minor repairs to major overhauls and often involves the dry-docking of the vessel under repair. The cycle time for these projects span from shorter (one week or less) to longer (more than six months) periods of time depending on the work performed.

Commercial repair and overhaul contracts are obtained by competitive bidding, awarded by negotiation or assigned by customers who have a preference for a specific shipyard. On jobs that are advertised for competitive bids, owners usually furnish specifications and plans that become the basis for an agreed upon contract. Commercial repair and overhaul jobs are usually contracted on a fixed-price or time and material basis. Examples of customers in the commercial ship repair category include fishing fleets, cargo shippers, tug and barge operators and cruise lines.

The majority of the Company's ship repair and overhaul work for the US government ("Government") is awarded on an option basis under one of the Company's cost-type contracts with the Navy and the Coast Guard. These contracts provide for reimbursement of costs, to the extent allocable and allowable under applicable Government regulations, and payment of an incentive or award fee based on the Company's performance with respect to certain pre-established criteria. The Company also performs repair and overhaul work for the Navy, the Coast Guard and other Government entities on a fixed price basis through a formal bidding process.

The Company's commercial and Government ship repair and overhaul contracts contain customer payment terms that are determined by mutual agreement. Typically, the Company is periodically reimbursed through progress payments based on the achievement of certain agreed to milestones. In some cases, the customer retains an agreed portion of the contract price during the warranty period. Some vessel owners contracting for repair, maintenance, or conversion work also require some form and amount of performance and payment bonding, particularly state agencies. Because of these requirements the Company is bonded for certain projects in the cumulative amount of $9.8 million at April 2, 2006.

CONSTRUCTION

Although the Company's major focus is on ship repair, overhaul and conversion, it selectively undertakes new construction projects when it deems the risks are manageable and the opportunities are commensurate with the risks undertaken. As an example, the Company recently served as a subcontractor to another local shipyard and constructed a portion of a new car ferry being built for Pierce County, Washington.

Todd is one of three bidders qualified by the Washington State Department of Transportation to participate in the request for proposal process ("RFP") for the construction of four new auto ferries for Washington State Ferries. The proposed boats would be designed to carry 144 automobiles and under current legislation, must be built in Washington State. The proposed ferries are smaller than the three Jumbo Mark II ferries built by Todd Pacific in the 1990's. The RFP is scheduled to be released later this year with the design process to follow. Construction of the ferries by the successful bidder would begin no earlier than 2008.

COMPETITION

DOMESTIC

Competition in the domestic ship repair and overhaul industry is intense. The reduced size of the Government's active duty fleet has resulted in a significant decline in the total amount of Government business available to private sector shipyards, creating excess shipyard capacity and acute price competition. The Company competes for commercial and Government work with a number of other shipyards, some of which have more advantageous cost structures. The Company's competitors for repair, maintenance and overhaul work include non-union shipyards and shipyards with excess capacity. The Company's competitors for new construction work, in addition to West Coast competitors, include Gulf Coast and East Coast shipyards with lower wage structures, substantial financial resources or significant investments in productivity enhancing facilities. Competition for domestic construction and repair opportunities will continue to be intense as certain of the Company's larger competitors have more modern facilities, lower labor cost structures, or access to greater financial resources.

FOREIGN

International opportunities are limited because shipyards in foreign countries are often subsidized by their governments and in some cases enjoy significantly lower labor costs. Subsidies can allow foreign shipyards to enter into production contracts at prices below their actual production costs.

COMPETITIVE ADVANTAGES

The Company intends to continue capitalizing on the advantages of its geographic location, the skills of its experienced workforce and improved lean production efficiencies developed over the past several years as it competes for repair, maintenance and overhaul opportunities.

CUSTOMERS

In 2006 Todd serviced approximately 73 customers, both as the prime contractor and as a subcontractor to the prime contractor, compared with 62 in 2005. The Company's two largest customers are the U.S. Navy and the U.S. Coast Guard. Todd's business with the Navy and the Coast Guard is typically done through long-term cost-type and fixed-priced contracts. A loss of either one of these significant customers could have an adverse effect upon the Company.

DISTRIBUTION OF REVENUES

The approximate distribution of the Company's shipyard revenues for each of the last three fiscal years is summarized as follows:

U.S. Government revenue consists of revenue on only U.S. Government jobs for which the Company was the prime contractor and excludes revenue where the Company was the subcontractor. Revenues earned as a subcontractor are included in non-U.S. Government revenues. The percentage of the Company's revenues derived from Government sources decreased in fiscal year 2006 from fiscal year 2005. The decrease was mostly driven by timing differences from year to year of when certain ship availabilities under the Company's long-term Government contracts are started and completed. Revenue continues to be strongly influenced by the amount and timing of repair, maintenance and overhaul work awarded under the remaining Navy cost-type contracts (see Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations - "Significant Revenue Contracts").

BACKLOG

At April 2, 2006 the Company's backlog consisted of approximately $72 million of ship repair, maintenance, and conversion work. This compares with backlogs of approximately $53 million and $19 million at April 3, 2005 and March 28, 2004, respectively. The Company's backlog is primarily attributable to firm repair, maintenance and conversion work scheduled for completion during fiscal year 2007.

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

EMPLOYEES

The number of persons employed by the Company varies considerably depending primarily on the level of Shipyard activity. Employment averaged approximately 1,100 during fiscal year 2006 and totaled approximately 900 employees on April 2, 2006.

During fiscal year 2006, an average of approximately 900 of the Company's Shipyard employees were covered by a union contract that became effective on August 1, 2005. At April 2, 2006, approximately 700 Company employees were covered under this contract.

In November 2005, Todd Pacific Shipyards reached an agreement for a new collective bargaining agreement with the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards) which was subsequently ratified by the rank and file members. The three-year agreement, which is retroactive to August 1, 2005, will expire on July 31, 2008. The new agreement provides for increases in the wages and fringe benefits at a rate of approximately 4.3% per year. The Company had been operating under an extension of the collective bargaining agreement that expired on July 31, 2005. Management considers its relations with the various unions to be stable.

REGULATORY MATTERS

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

Recurring costs associated with the Company's environmental compliance program are expensed as incurred. Recent capital expenditures in connection with environmental compliance include the multi-year development of a storm water system for approximately $4.0 million.

The Company has an accrued liability of $14.2 million as of April 2, 2006 for environmental and bodily injury matters. As assessments of environmental matters and remediation activities progress, these liabilities are reviewed periodically and adjusted to reflect additional technical, engineering and legal information that becomes available. The Company's estimate of its environmental liabilities is affected by several uncertainties such as, but not limited to, the method and extent of remediation of contaminated sites, the percentage of material attributable to the Company at the sites relative to that attributable to other parties, and the financial capabilities of the other Potentially Responsible Parties ("PRP") at most sites. The Company's estimate of its bodily injury liabilities is also affected as additional information becomes known regarding alleged damages from past exposure to asbestos at Company facilities. The Company is covered under its various insurance policies for some, but not all, potential environmental and bodily injury liabilities.

As of April 2, 2006, the Company has recorded an insurance receivable of $11.4 million, which mitigates a major portion of the accrued environmental and bodily injury liabilities.

For further information regarding the Company's environmental and bodily injury matters see Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 10 of the Notes to Consolidated Financial Statements.

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

Item 1A. RISK FACTORS

Set forth below are various risks and uncertainties that could cause its actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report or otherwise adversely affect its business.

  Economic downturns and reductions in Government funding could have a negative impact on the Company's business. Significant portions of its revenues are derived from contracts that are funded by the Government. The Company's ability to obtain future Government work at reasonable margins is highly dependent on the amount of work that is available to bid, which is largely a function of the level of Government funding available. The availability of Government funding also affects the long-term contracts we currently have as the contacts are based on options that the Government could choose not to exercise if funding is cut-back or not available at all. The availability of funding could also affect whether or not those long term Government contracts are renewed. The Company also performs commercial work for customers in the private sector. The availability of this private sector work can be significantly adversely affected by general economic downturns and by fluctuations in specific customers' economic circumstances.

  The Company's cost-type Government contracts provide the Government with the option to have Todd perform repair, maintenance and overhaul activities on certain Government ships, and in some cases at certain Government facilities. While work on these ships is typically done at reasonably predictable intervals, those intervals can be substantially altered as a result of changing military priorities and other unexpected deployments. Furthermore, a decision by the Government to redeploy these ships to another permanent geographic location could have a negative impact on the Company's business depending on that location. As well, the Government could elect to have work done by other parties that is contemplated to be done under its contracts with Todd.

  The Company's fixed-price contracts subject it to the risk of increased project cost. The profitability of its fixed-price contracts can be adversely affected by a number of factors that can cause its actual costs to materially exceed the costs estimated at the time of the original bid.

  Accounting for the Company's revenues and costs involves significant estimates. As further described in "Critical Accounting Policies, Estimates, and Judgments" under Management's Discussion and Analysis of Financial Condition and Results of Operation (Item 7.), accounting for contract related revenues and costs as well as other cost items requires management to make a variety of significant estimates and assumptions. Although the Company believes it has sufficient experience and processes to enable it to formulate appropriate assumptions and produce reliable estimates, these assumptions and estimates may change significantly in the future and such changes could have a material adverse effect on the Company's financial position and the results of operations.

  The Company's future profitability depends largely on the ability of the Shipyard to maintain an adequate volume of ship repair, overhaul and conversion business to augment its longer-term contracts. The variables affecting the Company's business volume include public support provided to competing Northwest shipyards, excess west coast and industry-wide shipyard capacity, domestic and foreign competition, governmental legislation and regulatory issues, activity levels of the Navy and other customers, competitors' pricing behavior, and Company labor efficiencies, work practices and estimating abilities. Other factors that can contribute to future profitability include the amounts of annual expenditures needed to ensure continuing serviceability of the Company's owned and leased machinery and equipment.

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

  Weather conditions can significantly impact the Company's quarterly revenues and profitability. The Company's ability to perform work can be significantly impacted by weather conditions such as precipitation and temperature, particularly in the third and fourth quarters of the year. Additionally, delays and other weather impacts may increase a project's cost and decrease profitability.

  The Company's long term success depends on attracting and retaining qualified personnel in a competitive environment. An important factor in our ability to profitably execute our work is also our ability to attract, develop and retain qualified personnel. Our success in attracting qualified people is dependent on the personnel resources available in our geographic area and general economic conditions, as well as our ability to provide a competitive compensation package and work environment.

  The Company operates in a highly competitive marketplace. As more fully described under "Competition" above, we have multiple competitors in all of the areas in which we work. During economic down cycles or times of lower Government funding for projects, competition for the fewer available projects intensifies and this increased competition may result in a decrease in the Company's ability to be competitive at acceptable margins.

  As more fully described under "Regulatory Matters" above, the Company is subject to a number of federal, state and local laws and regulations relating to the environment and workplace safety, the noncompliance with which can result in substantial penalties as well as civil and criminal liability. While compliance with these laws and regulations has not materially adversely affected operations in the past, there can be no assurance that these requirements will not change and that compliance will not adversely affect operations in the future.

  As more fully described in Item 3. Legal Proceedings, the Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at its Seattle shipyard and at closed former Company facilities. The Company is currently defending approximately 575 such claims, 25 of which are considered significant. The Company has insurance agreements in place to cover these potential liabilities but a portion of that coverage, based on historical data, is expected to be exhausted in approximately three years. The continued defense and settlement of these claims, after exhaustion of one of the insuring agreements, could have a significant impact on the Company's profitability.

  Strikes or work stoppages could have a negative impact on operations and results. The Company is party to a collective bargaining agreement covering a substantial portion of its craft workforce. Although the Company's results and operations have not been significantly impacted by strikes or work stoppages in the recent past, such labor actions could have a significant impact on operations and results if they were to occur in the future.

  The Company uses certain commodity products that are subject to significant price fluctuations. Petroleum-based products are used to fuel and lubricate the Company's equipment. Steel and other commodities are used in Company projects and they can be subject to significant price fluctuations. The Company has not been significantly adversely affected by commodity price fluctuations in the past; however, there is no guarantee that it will not be in the future.

  Failure of its subcontractors to perform as anticipated could have a negative impact on the Company's results. The Company subcontracts portions of many of its contracts to specialty subcontractors but it remains ultimately responsible for the successful completion of their work. Although the Company attempts to obtain bonding or other forms of guarantees, it is not always successful in obtaining bonds or guarantees from certain subcontractors. Accordingly, there is no guarantee that the Company will not incur a material loss due to subcontractor performance issues.

The foregoing list is not exhaustive. There can be no assurance that the Company has correctly identified and appropriately assessed all factors affecting its business or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial also may adversely impact the Company. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition and results of operations. For these reasons, the reader is cautioned not to place undue reliance on our forward-looking statements.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The 46-acre Shipyard facility in Seattle offers two operating dry docks. Seven piers offer a total of nearly 4,500 feet of berthing space and 500 feet of building ways.

The design capacities of the Company's two operating dry docks located at the Shipyard are as follows:

On December 16, 2004 the Company announced that it had been awarded a five-year lease with the Navy for the use of the AFDM-10 Dry Dock, "Resolute" ("Dry Dock 10"). The Resolute arrived at the Shipyard on August 31, 2005 where it was placed into service on January 13, 2006. The Resolute is 522 feet long, 124 feet wide and has a design capacity of 18,000 tons and will be used to dock a variety of commercial and government ships.

The lease terms on Dry Dock 1 and Dry Dock 10 provide for nominal annual lease payments and minimum amounts of annual maintenance that the Company must perform. The leases also include minimum levels of maintenance that the Company must perform over the life of the lease. The Company has included the nominal annual lease payments and the costs of the average annual maintenance that must be performed over the life of the leases on these dry docks in the current and future lease commitments in Note 9 of the Notes to the Consolidated Financial Statements in Item 8.

The Company's third and only owned floating dry dock, the Emerald Sea, ceased commercial operation on May 31, 2006 and, along with certain other facilities under a recently announced lease arrangement, will be utilized by Kiewit-General through July 2007 for the construction of bridge anchors for the new eastern section of the Hood Canal Bridge in Kitsap County, Washington. See Note 16 of the Notes to the Consolidated Financial Statements for additional details.

The Company believes that its owned and leased properties at the Shipyard are in reasonable operating condition given their age and usage, although from time to time the Company has been required to incur substantial expenditures to ensure the continuing serviceability of certain owned and leased machinery and equipment. The Company removed a segment of its Pier 4 as part of the remedial action on the Harbor Island Superfund Site (see below) and has determined that replacement of that pier segment is not necessary for the continued operation of the shipyard. Several older piers have a continued life expectancy of approximately fifteen years. Decisions regarding the replacement of those piers will be made at a time closer to the end of the affected pier's useful life.

During fiscal years 2006 and 2005, the Company spent approximately $6.4 million and $3.3 million, respectively, on Shipyard capital expenditures.

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

At April 2, 2006, the Company maintained aggregate reserves of $14.2 million for pending claims and assessments relating to environmental and bodily injury matters, including $5.9 million associated with the Harbor Island Superfund Site (the "Harbor Island Site") and $7.3 million for asbestos related claims.

Funding for costs and payments of claims represented by such reserves is expected to be provided to a significant extent by receivables due from insurance companies under policies and insurance in place agreements described below. At April 2, 2006, such receivables aggregated $11.4 million.

Included in the reserves are estimated final sediment remediation costs for Harbor Island of $2.6 million that are expected to occur within the next 15 years after certain piers reach the end of their useful lives. These costs are reflected in the Company's balance sheet under Environmental and Other Reserves. Similarly, the insurance receivable of $2.6 million relating to these reserves is reflected in the Company's balance sheet under Insurance Receivable.

For more information, see Note 10 of the Notes to the Consolidated Financial Statements (Item 8.) below and the discussion under the heading "Environmental Matters and Contingencies" in Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7.) below.

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

The agreement provides coverage for the known liabilities in an amount greater than the Company's current booked reserves of $5.9 million. Additionally, the Company entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

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

Pursuant to the schedule, remediation of the SSOU began in the second quarter of fiscal 2005. Environmental regulations limit the period of time during the year that dredging may occur. Given these limits, dredging in the SSOU required several years to accomplish. The Company completed its first year of dredging during the fourth quarter of fiscal 2005 and the second and final year of dredging during the fourth quarter of fiscal 2006. As part of the sediment remedial action on the Todd-owned property, a temporary sand cap was placed over the sediments that are beneath Piers 1, 3 and 2P, and the building berth adjacent to Pier 1. At such time that those piers reach the end of their usable lives (estimated to occur within the next 15 years), Todd is obligated to demolish those piers and conduct final cleanup of the under-pier sediments. The cost of these final sediment Superfund remedial actions on the Todd-owned property is included in the stated reserve.

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

Under the Federal Superfund law, potentially responsible parties may have liability for damages to natural resources in addition to liability for remediation. During the second quarter of fiscal year 2003, the Company began discussions with the natural resource trustees ("Trustees") for the Harbor Island Superfund Site ("Site") and continued these discussions during the remainder of fiscal year 2003. The Company anticipates that the Trustees will file a claim against the Company at some future date alleging damages to the natural resources at the Site caused by the release of hazardous substances. The best estimate of a potential natural resource damage claim has been included in the environmental reserve. The payment of any eventual claim is covered by the aforementioned insurance policy, except for the policy deductible, provided that aggregate policy limits have not been exceeded. The amount of the policy deductible payment is reflected in the Company's environmental reserve at April 2, 2006.

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

Asbestos Related Claims and Insurance

The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at its Seattle shipyard and closed former Company facilities.

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, dividing them into two different categories based on severity of illness. Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All other claims of a less medically serious nature are categorized as "non-malignant." The Company is currently defending approximately 25 "malignant" claims and approximately 550 "non-malignant" claims.

The relief sought in all cases varies greatly by jurisdiction and claimant. Included in the approximate 429 cases open as of April 2, 2006 are approximately 575 claimants. The exact number of claimants is not determinable as approximately 132 of the open cases include multiple claimant filings against 20-100 defendants. The filings do not indicate which claimants allege liability against the Company. The previously stated 575 claimants is the Company's best estimate taking known facts into consideration.

Approximately 211 cases do not assert any specific amount of relief sought.

Approximately 159 cases contain standard boilerplate language asserting on behalf of each claimant a claim for compensatory damages of $2 million and punitive damages of $20 million against approximately 20-100 defendants. Approximately 36 cases set forth the same boilerplate language asserting $5-$20 million in compensatory and $5-$20 million in punitive damages on behalf of each claimant against approximately 20-100 defendants. Approximately 18 cases assert $1-$5 million in compensatory and $5-$10 million in punitive damages on behalf of each claimant against approximately 20-100 defendants. Approximately 5 cases seek compensatory damages of less than $1 million per claim. The claims involved in the foregoing cases do not specify against which defendants which claims are made or alleged dates of exposure.

Based upon settled or concluded claims to date, the Company has not identified any correlation between the amount of the relief sought in the complaint and the final value of the claim. The Company and its insurers are vigorously defending these actions.

Bodily injury reserves remained at the same level of $7.3 million at April 2, 2006 and April 3, 2005. Bodily injury insurance receivables increased from $5.3 million at April 3, 2005 to $5.5 million at April 2, 2006. These bodily injury liabilities and receivables are classified within the Company's consolidated balance sheets as environmental and other reserves, and insurance receivables, respectively.

The Company has entered into agreements with several of its insurers to provide coverage for a significant portion of settlements and awards related to these bodily injury claims. These agreements have aggregate limits on amounts to be paid overall and formulas for amounts of payment on individual claims. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims. The two most significant agreements provide coverage applicable to claims of exposure to asbestos occurring between 1949 and 1976 and occurring between 1976 through 1987. Insurance coverage for exposures to asbestos was no longer available from the insurance industry after 1987. Due to changes in federal regulations in the 1970's that resulted in the swift decline in commercial and military application of asbestos and increased regulation over the handling and removal of asbestos, there exists minimal risk of claims arising from exposure after 1987. Contractual formulas are utilized to determine the amount of coverage from each agreement on each claim settled or litigated. Once the initial date of alleged exposure to asbestos is determined, all contractual years subsequent to that date participate in the settlement. Since all known claims involve alleged exposure prior to 1976, the 1976 through 1987 agreement will participate in the settlement or judgment of all outstanding claims that are settled or litigated. As a result, and as further discussed below, the 1976 through 1987 agreement will exhaust prior to the 1949 through 1976 agreement. Based on historical claims settlement data only, the Company projects that at April 2, 2006, the 1949 through 1976 agreement will provide coverage for an additional 22.5 years and the 1976 through 1987 agreement will provide coverage for an additional 3.6 years. At April 3, 2005, the Company projected that these agreements would provide coverage for an additional 22.3 years and 4.2 years, respectively. The Company resolved 9 malignant claims in 2006 compared with 11 in 2005 and 15 in 2004. If historical settlement patterns or the rate of filing for new cases change in future periods, these estimated coverage periods could be shorter or longer than anticipated. Moreover, if one or both of these coverages are exhausted at some future date, the Company's costs related to subsequent claims and for legal expenses previously covered by these insurance agreements may increase.

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

As the Company is not able to estimate its potential ultimate exposure for filed and un-filed claims against the Company, it cannot predict whether the ultimate resolution of the bodily injury cases will have a material effect on the Company's results of operations or stockholders' equity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended April 2, 2006. However, a proposal to amend the terms of the Company's incentive stock compensation plans was submitted to a vote of security holders at a special meeting of shareholders that was held May 23, 2006. The approval was a pre-condition for the Company to proceed with payment of its extraordinary one time cash dividend of $4.00 per share, previously approved by the Board of Directors on March 24, 2006. The shareholders approved the proposed amendments to the Company's incentive stock compensation plans. Refer to Note 16 of the Notes to the Consolidated Financial Statements in Item 8. for additional details.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's stock is listed on the New York Stock Exchange (NYSE:TOD).

In accordance with paragraph 12(a) of Section 303A of the New York Stock Exchange ("NYSE") Company Manual, Stephen Welch, the Company's Chief Executive Officer, has certified to the NYSE the Company's compliance with the NYSE's corporate governance listing standards as of October 4, 2005 and there are filed with or furnished to the Securities and Exchange Commission as exhibits to this report on Form 10-K the certifications required by the Sarbanes-Oxley Act of 2002 and the regulations thereunder.

The following table sets forth, by quarter, the high and low composite sales prices of the stock as reported by the NYSE.

On June 12, 2006, which is ex-dividend with respect to the $4.00 per share extraordinary dividend that will be paid June 20, 2006, the high and low prices of the Company's common stock on the NYSE were $28.00 and $27.33, respectively.

At June 12, 2006, there were 1,407 holders of record with 5,524,835 outstanding shares of common stock.

In addition to the extraordinary dividend of $4.00 per share mentioned above, the Board of Directors increased the quarterly dividend, payable June 23, 2006, from $.10 to $.15 per share. In fiscal years 2006 and 2005, the Company paid quarterly dividends of $.10 per share.

ITEM 5C. TREASURY STOCK

During the third quarter of fiscal year 2003, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock from time to time in open market or negotiated transactions.

The following table summarizes the purchases of the Company's common stock to be held in treasury for the past four fiscal years.

* Shares surrendered by two officers in settlement of income withholding tax liabilities related to the exercise of options to purchase Company stock in accordance with the Company's Incentive Stock Option Plan.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands of dollars, except for share data)

The following table summarizes certain selected consolidated financial data of the Company, which should be read in conjunction with the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7.) and Consolidated Financial Statements of the Company (Item 8.). These historical results are not necessarily indicative of the results of operations to be expected for any future period. The Financial position as of April 2, 2006 excludes the impact of the $4.00 extraordinary dividend, which will reduce working capital, total assets and stockholders' equity by approximately $22 million. Refer to Note 16 of the Notes to the Consolidated Financial Statements in Item 8. for additional details.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Notes to the Consolidated Financial Statements (Item 8.) are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith. The following discussion and analysis of financial condition and results of operations contain forward-looking statements, which involve risks and uncertainties. The Company's actual results in future periods may differ significantly from the results discussed in or anticipated by such forward-looking statements. Readers should also refer to Risk Factors in Item 1A.

SIGNIFICANT REVENUE CONTRACTS

Todd is the largest private shipyard in the Pacific Northwest and is engaged primarily in the repair and overhaul of commercial and government vessels. Its headquarters and Shipyard are in Seattle, Washington on Harbor Island, which is in between the mouth of the Duwamish River and Elliot Bay. Todd also has employees located on-site at Puget Sound Naval Shipyard in Bremerton, Washington and at the Naval Station in Everett, Washington.

The majority of the Company's ship repair business is generated from long-term Government contracts. Government cost-type contracts typically include the following negotiated cost elements: direct material, labor and subcontracting costs, and certain indirect costs including allowable general, administrative and manufacturing overhead costs. Costs billed to contracts with the Government are regulated by the requirements of the Federal Acquisition Regulations (FAR) and Cost Accounting Standards (CAS) regulations as allowable and allocable costs. Examples of costs incurred by the Company and not billed to the U.S. Government in accordance with the requirements of FAR and CAS include, but are not limited to: certain legal costs, stock compensation expense, lobbying costs, charitable donations, and advertising costs.

The Company's long-term contracts typically fall into one of two broad categories:

Cost-Type Contracts - Cost-type contracts provide for reimbursement of the contractor's allowable direct and indirect costs incurred and allocable to the contract plus a fee that represents profit. Cost-type contracts generally require that the contractor use its best efforts to accomplish the scope of the work within some specified time and some stated dollar limitation.

Fixed-Price Contracts - A fixed-price contract is a contract in which the specified scope of work is agreed to for a price that is a pre-determined, negotiated amount and not generally subject to adjustment because of costs incurred by the contractor.

Contract Fees

Negotiated contract fee structures, for both cost-type and fixed-price contracts may include, but are not limited to: fixed-fee amounts, cost sharing arrangements to reward or penalize for either under or over cost target performance, positive award fee, and negative penalty arrangements. Profit margins may vary materially depending on the negotiated contract fee arrangements, percentage of completion of the contract, the achievement of performance objectives, and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

Award Fees

Certain contracts contain provisions consisting of award fees based on performance criteria such as: cost, schedule, quality, management and effectiveness in meeting technical goals. Award fees are determined and earned based on the customer's subjective evaluation of the Company's performance against such performance criteria.

Compliance and Monitoring

On a regular basis, the Company monitors its policies and procedures with respect to its contracts to ensure consistent application under similar terms and conditions as well as compliance with all applicable government regulations. In addition, costs incurred and allocated to contracts with the U.S. Government are routinely audited by the Defense Contract Audit Agency ("DCAA").

The table below summarizes status of the Company's significant long-term contracts and a discussion of each contract follows. The amounts shown under Estimated Value of Contract are the estimated contract revenues to the Company at the inception of the contract. The amount shown for the AOE contract, under which no additional options will be exercised, represents the total approximate amount received over the life of the contract.

(1) CMT - This five year contract was awarded in fiscal year 2001 for the repair and maintenance of all surface combatants (frigates and destroyers) stationed at the Naval Station in Everett. The contract was extended by approximately five years in September of 2005. The work is performed under a cost-plus-award-fee contract. Todd is the prime contractor and leads a team of subcontractors who at times may perform as much as half of the work. The work is done either at the Shipyard and/or pier-side at the Naval Station in Everett. Work under this contract is performed at the option of the Navy, which has not established a dollar value for the work. However, the Company believes that the value may be approximately $60 million to $75 million if all options are exercised. There is no assurance that all options will be exercised, in whole or in part.

(2) AOE - The options for the remaining availabilities on this contract will not be exercised as a result of the Navy's decision to decommission and/or transfer these vessels to Military Sealift Command ("MSC"). During the first quarter of fiscal year 2005, the Company submitted a claim to the Navy to settle all outstanding issues related to its Emerald Sea dry dock, which includes the Navy's share of the un-recovered repair, maintenance and operating costs of the dry dock. These are costs that the Company believes it is owed under the AOE contract. On May 31, 2005, The Navy denied the Company's claim in its entirety. The Company has appealed this decision but has not recorded any recovery in the financial results for the current fiscal year.

(3) CVN - This five year contract was awarded in fiscal year 2005 and consists of multiple contract options for planned incremental availabilities (PIA's), docking planned incremental availabilities (DPIA's) and continuous maintenance and upkeep for the USS LINCOLN (CVN-72), USS STENNIS (CVN-74), USS NIMITZ (CVN-68) and USS VINSON (CVN-70) when they are in Puget Sound. The work includes all types of non-nuclear ship repair, alterations and maintenance. All on-board work is accomplished by the Company's workforce at Puget Sound Naval Shipyard in Bremerton, Washington, or at the Naval Station in Everett. The work is performed under a cost plus award fee with performance incentive fee contract and represents the second long term contract for aircraft carrier maintenance awarded to the Company. The first such contract was awarded in 1999. The Company is supported in this effort by various regional suppliers and subcontractors.

(4) USCG POLARS - This five year cost-plus incentive fee multi-Ship multi-Option contract with the Coast Guard, was awarded in 2004 and is for the overhaul and continued maintenance of the two Polar Class Icebreakers stationed at Seattle, Washington. The options call for planned maintenance availabilities (PMA's) and docking planned maintenance availabilities (DPMA's) for the POLAR STAR (WAGB-10) and POLAR SEA (WAGB-11). The availabilities, and their companion planning options, extend through the last DPMA ending August 2008, and the last PMA ending in September 2008. The work to be performed includes availability planning and generalized ship maintenance and repairs as needed, with emphasis on propulsion and deck machinery work.

On September 15, 2005 the U.S. Coast Guard awarded a $7.2 million modification to this previously awarded contract in support of alteration and repair of ship's systems, engines and shipboard equipment performed during the PMA of the icebreaker USCG Polar Sea.

There is no assurance that all options will be exercised, in whole or in part.

(5) USCG HEALY - This firm-fixed price, four and one half year multi-Option contract with the Coast Guard was awarded in 2006 and provides for the periodic pier-side maintenance of the USCGC Healy ("Healy") at the U.S. Coast Guard Integrated Support Center in Seattle, Washington.

Subsequent to award, an unsuccessful bidder filed a post-award protest with the Government Accountability Office ("GAO"). The protest was denied.

(6) ELECTRIC BOAT - In fiscal year 2004, the Company entered into a contract with Electric Boat Corporation of Groton, Connecticut ("Electric Boat") to support Electric Boat's work on Trident submarines. The Company also began work on a follow-on contract to fabricate components and to accomplish associated steel outfitting, project management and quality assurance functions. This contract is associated with the structural retrofit work being accomplished by Electric Boat on the USS OHIO (SSGN 726) and USS MICHIGAN (SSGN 727) at the Puget Sound Naval Shipyard ("PSNS"). The Company's fabrication work on the USS OHIO was performed under a cost plus incentive fee contract with Electric Boat, and under a firm fixed price contract for the associated project management and quality assurance work. Work on this contract was completed in the second quarter of fiscal year 2005. The Company's work on the USS MICHIGAN was performed under a firm fixed price contract. In addition to Electric Boat's contract for the Trident's structural retrofit at PSNS, the Company has entered into a contract to provide a number of repair and alteration services aboard the USS OHIO and USS MICHIGAN at PSNS.

(7) BATH IRON WORKS - In 2004, the Company confirmed its expected participation, along with Southwest Marine, Inc., San Diego Division, on the team lead by Bath Iron Works, a subsidiary of General Dynamics (NYSE:GD), to perform Post Shakedown Availability work ("PSA") on DDG-51 Aegis Destroyers ("Destroyers"). The Navy contract for this work, which was awarded to Bath Iron Works, includes options for PSA work to be accomplished in Navy homeports of Everett, Washington and Pearl Harbor, HI. The Company's expected participation will include the performance of the PSA work on between one and three Destroyers that are expected to be home ported in Everett, Washington. Work on the first option, as exercised by the Navy, began in the first quarter of fiscal year 2006 and was completed in the second quarter. Any additional work that the Company performs for Bath Iron Works will be accomplished under a cost plus award fee subcontract. The PSA work primarily involves the installation of system and equipment upgrades and/or ship alterations as required.

management's Overview

Work volumes, as measured by direct labor hours, and revenue in 2006 were favorably impacted by work on the John C. Stennis ("Stennis"), which commenced in January of 2005 and provided approximately half of the work volume and revenues for the first half of the 2006 fiscal year.

During the first half of fiscal year 2006, the Company recorded $137.6 million, or 68.2% of its full year revenue. Revenues in the first half of the year were higher than the second half due to higher volumes of cost-type work in the first half versus the second half of the year. Revenues for the third and fourth quarters of the year were $64.3 million.

For the full year ended April 2, 2006, the Company recorded revenue of $201.9 million, an increase of $67.9 million, or approximately 51%, from fiscal year 2005 revenue of $134.0 million. This revenue increase is primarily attributable to increased Navy work volumes related to revenues earned from the U.S. Government whereby the Company was the prime contractor.

For the fiscal year ended April 2, 2006, the Company reported operating income of $11.1 million, which was $0.8 million or 7.0% less than operating income for the fiscal year ended April 3, 2005. Operating income for the preceding fiscal year ended April 3, 2005 was $11.9 million. The decrease in operating income for the fiscal year was primarily attributable to lower margins on Navy work and increased fixed overhead expenses.

OPERATING INCOME BY CONTRACT TYPE

Cost-plus contracts

Fiscal year 2006 experienced higher work volumes related to cost-plus contracts compared to fiscal year 2005. The Company's direct labor hours increased approximately 73% from 2005 on cost-plus contracts. This is primarily attributable to work on the Stennis provided by the CVN contract. Although volumes and revenue were higher for the year compared to 2005, the Company's operating income on cost-plus contracts was lower than 2005 due to poor performance on certain major cost-plus projects such as the Stennis. As a result, award fees earned in 2006 were not as high as in 2005. Among the actions taken as a result of this performance, management has changed certain key personnel, revised the organization, revised the quality management system and changed its planning and negotiating approach.

Fixed-price contracts

Revenue on fixed-price contracts in fiscal year 2006 was comparable to 2005. However, the operating income on fixed-price work for 2006 decreased compared to 2005 due primarily to higher than expected costs on certain projects.

Time and materials contracts

The Company had an approximate 70% increase in the volume of work completed under time and materials contracts in 2006 compared to 2005. This increase in volume is primarily attributable to the timing of work completed under the Electric Boat contract where the Company's performance has been favorable for both 2006 and 2005.

CONSOLIDATED OPERATING RESULTS

Revenues

2006 - The Company recorded revenue of $201.9 million during fiscal year 2006, an increase of $67.9 million, or approximately 51%, from fiscal year 2005 reported revenue of $134.0 million. The increase in total revenues is primarily due to increases in revenues from work completed under the CVN, Coast Guard and Electric Boat contracts, offset by a decrease in revenues from the AOE contract.

2005 - The Company recorded revenue of $134.0 million during fiscal year 2005, which represents a decrease of $13.8 million, or approximately 9%, from fiscal year 2004 reported revenue of $147.8 million. This decrease is primarily attributable to reduced commercial work volumes partially offset by increased Government and new submarine work.

Cost of Revenues

2006 - Cost of revenues for fiscal year 2006 increased by $63.6 million, or approximately 73%, from fiscal year 2005. This increase was primarily attributable to an increase in volumes in fiscal year 2006 compared to fiscal year 2005. Cost of revenues as a percentage of revenues was 75% and 65% for fiscal years 2006 and 2005, respectively. The increase in cost of revenues as a percentage of revenue in 2006 is primarily attributable to lower margins on cost-type work due to increases in direct materials and subcontractor costs, lower overhead expense recovery and reduced fees on cost-type work, all expressed as a percentage of revenue. The impact of these changes is pronounced because of the significant amount of cost-type work performed during the year.

2005 - Cost of revenues for fiscal year 2005 decreased by $20.5 million, or approximately 19%, from fiscal year 2004. This decrease was primarily attributable to decreases in work volumes experienced in fiscal year 2005 when compared to fiscal year 2004. Cost of revenues as a percentage of revenues was 65% and 73% for fiscal years 2005 and 2004, respectively.

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

Administrative and Manufacturing Overhead

2006 - Overhead costs for administrative and manufacturing activities increased by $5.3 million, or 15% from fiscal year 2005. Administrative and manufacturing overhead as a percentage of revenue was approximately 20% and 26% for 2006 and 2005, respectively. The decrease in administrative and manufacturing overhead costs as a percentage of revenue is primarily attributable to the increase in volumes during fiscal 2006.

2005 - Overhead costs for administrative and manufacturing activities decreased by $3.3 million, or 9% from fiscal year 2004. Administrative and manufacturing overhead as a percentage of revenue was approximately 26% for both fiscal years 2005 and 2004. The decrease in administrative and manufacturing overhead costs is attributable to the decrease in volume, management cost reduction initiatives and operational efficiencies.

INVESTMENT AND Other Income

2006 - Investment and other income for 2006 increased from 2005 by approximately $.6 million or 62%. The increase is due to an increase in interest income primarily from cash and available-for-sale securities. The Company generated more cash from operations in 2006 compared to 2005, which resulted in more interest earned for 2006.

2005 - Investment and other income in fiscal year 2005 decreased by $0.7 million, or approximately 44%, when compared to fiscal year 2004. The decrease in investment and other income reported during fiscal year 2005 is primarily attributable to lower rates of return on investments in 2005 as compared to 2004.

Gain (LOSS) on Sale of Available-For-Sale Securities

2006 - During fiscal year 2006, the Company reported a net loss of $0.2 million on the sale of available-for-sale securities. The increase in losses from 2005 to 2006 is due to a recognized pre-tax charge of $0.2 million for year ended April 2, 2006, attributable to the impairment of 21 publicly-traded debt securities. The impairment charges were assessed by management as other than temporary as these securities are being considered for sale at a loss in order to fund the payment of an extraordinary cash dividend that was approved by the Board of Directors on March 24, 2006. As such, at April 2, 2006, the Company no longer had the intent and ability to retain these securities for a period of time sufficient to allow for anticipated recovery. See Note 16 of the Notes to the Consolidated Financial Statements in Item 8. for additional details. Because management intends to sell these securities, the Company recognized this loss in the income statement under loss on available-for-sale securities and adjusted the cost basis of the respective securities down to their estimated fair value as the new cost basis.

2005 - During fiscal year 2005, the Company reported a net loss of $8 thousand on the sale of available-for-sale securities, which is a decrease of $0.6 million from fiscal year 2004. The significant decrease in gains on the sale of available-for-sale securities reported in fiscal year 2005 is primarily attributable to market conditions that were less favorable during fiscal year 2005 as compared to fiscal year 2004.

Income Taxes

2006 - In fiscal year 2006, the Company recognized federal income tax expense of $4.2 million, an increase of $0.4 million in federal tax expense when compared to fiscal year 2005. The effective income tax rates recorded in fiscal years 2006 and 2005 were 34.1% and 30.1%, respectively. The increase in the effective tax rate from fiscal year 2005 to 2006 is attributable to the fiscal year 2005 reduction of the deferred tax rate from 35% to 34%, the fiscal year 2005 reduction in current tax liability, and the fiscal year 2005 adjustment to deferred tax assets and liabilities balances.

2005 - In fiscal year 2005, the Company recognized federal income tax expense of $3.9 million. This represents an increase of $3.4 million in federal tax expense when compared to fiscal year 2004. The effective income tax rates recorded in fiscal years 2005 and 2004 were 30% and 10%, respectively. This increase is attributable to a $1.1 million reduction in income tax expense in fiscal year 2004 resulting from the resolution of certain income tax contingencies that were established in previous years.

BACKLOG

At April 2, 2006 the Company's backlog consisted of approximately $72 million of ship repair, maintenance, and conversion work. This compares with backlogs of approximately $53 million and $19 million at April 3, 2005 and March 28, 2004, respectively. The Company's backlog is primarily attributable to firm repair, maintenance and conversion work scheduled for completion during fiscal year 2007.

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

Environmental Matters and Other Contingencies

The Company has provided total aggregate reserves of $14.2 million as of April 2, 2006 for its contingent environmental and bodily injury liabilities. Due to the complexities and extensive history of the Company's environmental and bodily injury matters, the amounts and timing of future expenditures is uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

The Company has various insurance policies and agreements that provide coverage of the costs to remediate environmental sites and for the defense and settlement of bodily injury cases. These policies and agreements are primarily with two insurance companies. Based upon the current credit ratings of both of these companies, the Company anticipates that both parties will be able to perform under their respective policy or agreement. As of April 2, 2006, the Company has recorded an insurance receivable of $11.4 million to reflect the contractual arrangements with the insurance companies to share costs for certain environmental and other matters.

Included in the reserves are estimated final sediment remediation costs for Harbor Island of $2.6 million that are expected to occur within the next 15 years after certain piers reach the end of their useful lives. These costs are reflected in the Company's balance sheet under Environmental and Other Reserves. Similarly, the insurance receivable of $2.6 million relating to these reserves is reflected in the Company's balance sheet under Insurance Receivable.

The Company continues to negotiate with its insurance carriers and certain prior landowners and operators for past and future remediation costs. The Company has not recorded any receivables for any amounts that may be recoverable from such negotiations or other claims.

Ongoing Operations

Recurring costs associated with the Company's environmental compliance program are expensed as incurred. Recent capital expenditures in connection with environmental compliance include the multi-year development of a storm water system for approximately $4.0 million.

Past Activities - Environmental

The Company faces significant potential liabilities in connection with the alleged presence of hazardous waste materials at its Seattle shipyard (the "Harbor Island Site") and at several sites allegedly used by the Company for disposal of alleged hazardous waste. The Company has also been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances at Company facilities. Information with respect to these contingencies and claims is provided in Item 3 in this report.

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

In the fourth quarter of fiscal year 2001, the Company entered into a 30-year agreement with an insurance company that will provide the Company with broad-based insurance coverage for the remediation of the Company's operable units at the Harbor Island Superfund Site. The agreement provides coverage for the known liabilities in an amount greater than the Company's current booked reserves of $5.9 million. Additionally, the Company has entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

In fiscal year 2006, the Company spent $0.7 million for environmental site remediation. All of these costs are reimbursable to the Company through its insurance coverage. An additional $11.9 million in environmental site remediation was spent by third party vendors under the direction of the Company's management. These costs were paid directly to the third party vendors under the Company's insurance policies. Most of these expenditures were related to the Harbor Island Site.

The Company spent approximately $0.1 million and $0.3 million on environmental site remediation in fiscal years 2005 and 2004, respectively. All of these costs were reimbursed to the Company through its insurance coverage.

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

Past Activities - Asbestos and Related Claims

The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at its Seattle shipyard and closed former Company facilities.

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, dividing them into two different categories based on severity of illness. Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All other claims of a less medically serious nature are categorized as "non-malignant". The Company is currently defending approximately 25 "malignant" claims and approximately 550 "non-malignant" claims.

The relief sought in all cases varies greatly by jurisdiction and claimant. Included in the approximate 429 cases open as of April 2, 2006 are approximately 575 claimants. The exact number of claimants is not determinable as approximately 132 of the open cases include multiple claimant filings against 20-100 defendants. The filings do not indicate which claimants allege liability against the Company. The previously stated 575 claimants is the Company's best estimate taking known facts into consideration.

Approximately 211 cases do not assert any specific amount of relief sought.

Approximately 159 cases contain standard boilerplate language asserting on behalf of each claimant a claim for compensatory damages of $2 million and punitive damages of $20 million against approximately 20-200defendants. Approximately 36 cases set forth the same boilerplate language asserting $5-$20 million in compensatory and $5-$20 million in punitive damages on behalf of each claimant against approximately 20-100 defendants. Approximately 18 cases assert $1-$5 million in compensatory and $5-$10 million in punitive damages on behalf of each claimant against approximately 20-100 defendants. Approximately 5 cases seek compensatory damages of less than $1 million per claim. The claims involved in the foregoing cases do not specify against which defendants which claims are made or alleged dates of exposure.

Based upon settled or concluded claims to date, the Company has not identified any correlation between the amount of the relief sought in the complaint and the final value of the claim. The Company and its insurers are vigorously defending these actions.

Bodily injury reserves remained at the same level of $7.3 million at April 2, 2006 and April 3, 2005. Bodily injury insurance receivables increased from $5.3 million at April 3, 2005 to $5.5 million at April 2, 2006. These bodily injury liabilities and receivables are classified within the Company's consolidated balance sheets as environmental and other reserves, and insurance receivables, respectively.

The Company has entered into agreements with several of its insurers to provide coverage for a significant portion of settlements and awards related to these bodily injury claims. These agreements have aggregate limits on amounts to be paid overall and formulas for amounts of payment on individual claims. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims. The two most significant agreements provide coverage applicable to claims of exposure to asbestos occurring between 1949 and 1976 and occurring between 1976 through 1987. Insurance coverage for exposures to asbestos was no longer available from the insurance industry after 1987. Due to changes in federal regulations in the 1970's that resulted in the swift decline in commercial and military application of asbestos and increased regulation over the handling and removal of asbestos, there exists minimal risk of claims arising from exposure after 1987. Contractual formulas are utilized to determine the amount of coverage from each agreement on each claim settled or litigated. Once the initial date of alleged exposure to asbestos is determined, all contractual years subsequent to that date participate in the settlement. Since all known claims involve alleged exposure prior to 1976, the 1976 through 1987 agreement will participate in the settlement or judgment of all outstanding claims that are settled or litigated. As a result, and as further discussed below, the 1976 through 1987 agreement will exhaust prior to the 1949 through 1976 agreement. Based on historical claims settlement data only, the Company projects that at April 2, 2006, the 1949 through 1976 agreement will provide coverage for an additional 22.5 years and the 1976 through 1987 agreement will provide coverage for an additional 3.6 years. At April 3, 2005, the Company projected that these agreements would provide coverage for an additional 22.3 years and 4.2 years, respectively. The Company resolved 9 malignant claims in 2006 compared with 11 in 2005 and 15 in 2004. If historical settlement patterns or the rate of filing for new cases change in future periods, these estimated coverage periods could be shorter or longer than anticipated. Moreover, if one or both of these coverages are exhausted at some future date, the Company's share of responsibility will increase for any subsequent claims and for legal expenses previously covered by these insurance agreements.

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

Since establishing the reserve, the Company has paid approximately $0.1 million and $0.3 and $0.2 million in claims in fiscal years 2006, 2005 and 2004, respectively, which have been charged against the reserve.

Liquidity, Capital Resources and Working Capital

Our primary sources of liquidity are cash flows from operations. We expect that the principal use of funds for the foreseeable future will be for working capital, capital expenditures and dividends to shareholders. On March 24, 2006, the Board of Directors declared a quarterly dividend of fifteen cents ($0.15) per share, payable on June 23, 2006, to shareholders of record as of June 8, 2006. Based on the current number of outstanding shares, the cash impact of this dividend will be approximately $0.8 million. At the same meeting, the Board of Directors also declared an extraordinary cash dividend of $4.00 per share, which will total approximately $22 million. Payment of the extraordinary dividend, which will be made on June 20, 2006 to shareholders of record as of June 5, 2006, was contingent on shareholder approval of certain changes to the Company's incentive stock compensation plans. See Note 16 of the Notes to the Consolidated Financial Statements in Item 8. for additional details.

At April 2, 2006 the Company's cash and cash equivalents, and securities available-for-sale balances were $6.6 million and $40.3 million, respectively, for a total of $46.9 million. At April 3, 2005 the Company's cash and cash equivalents, and securities available for sale balances were $3.8 million and $35.0 million, respectively, for a total of $38.8 million.

The Company anticipates that its cash, cash equivalents and marketable securities position, anticipated fiscal year 2007 cash flow, access to credit facilities and capital markets, taken together, will provide sufficient liquidity to fund operations for fiscal year 2007. Accordingly, shipyard capital expenditures are expected to be financed from working capital. A change in the composition or timing of projected work could cause planned capital expenditures and Shipyard repair and maintenance expenditures to change.

In the long-term, the Company's liquidity could be impacted by default of its insurers on environmental or bodily injury claims. The Company however anticipates that it will meet its long-term liquidity needs due to its available cash reserves, ability to generate profits and lack of debt.

Net Cash Provided by Operating Activities

2006 - Net cash provided by operating activities was $16.5 million for the year ended April 2, 2006. This is an increase of $3.8 million or approximately 30% from net cash provided by operating activities in 2005. The increase is primarily attributable to an increase in customer cash receipts in 2006 compared to 2005 as seen from the cash collections on the statement of cash flows. Increases in cash receipts from 2005 to 2006 are driven by timing differences from when the customer is invoiced and when the cash is collected, but is also driven by work volumes and revenue, with work volumes and revenue being up from 2005 to 2006.

2005 - Net cash provided by operating activities was $12.7 million for the year ended April 3, 2005. This amount was primarily attributable to fiscal year net income adjusted for depreciation and changes in working capital.

Investing Cash Flows

2006 - Net cash used in investing activities was $11.5 million for the year ended April 2, 2006 and consisted primarily of purchases of marketable securities and capital expenditures offset by sales and maturities of marketable securities. During fiscal year 2006, the Company spent approximately $6.4 million on new capital assets. The capital expenditures for fiscal year 2006 are in addition to ongoing repair and maintenance expenditures in the shipyard of $4.2 million, and $2.4 million in fiscal years 2006 and 2005, respectively.

2005 - Net cash used in investing activities was $8.2 million for the year ended April 3, 2005 and consisted primarily of purchases of marketable securities and capital expenditures offset by sales and maturities of marketable securities. During fiscal year 2005, the Company spent approximately $3.3 million on new capital assets. The capital expenditures for fiscal year 2005 are in addition to ongoing repair and maintenance expenditures in the shipyard of $2.4 million, and $4.8 million in fiscal years 2005 and 2004, respectively.

Financing Activities

2006 - Net cash used in financing activities for fiscal year 2006 was $2.2 million. This consisted primarily of dividends paid on common stock of $2.2 million.

2005 - Net cash used in financing activities for fiscal year 2005 was $2.0 million. This consisted primarily of dividends paid on common stock of $2.2 million, offset by proceeds from the exercise of stock options.

Credit Facility

Shortly after the end of fiscal year 2006, the Company re-negotiated certain terms of its $10.0 million revolving credit facility. The credit facility, which is renewable on a bi-annual basis, provides the Company with greater flexibility in funding its operational cash flow needs. Borrowings on the line of credit have an interest rate, at management's discretion, of either the prime rate or LIBOR rate plus 1.5%. Furthermore, the Company has certain financial debt covenants that it must meet in order to maintain this line of credit. Todd is in compliance with all debt covenants as of fiscal year end 2006. The Company had no outstanding borrowings as of April 2, 2006 and April 3, 2005, respectively.

Stock Repurchase

During fiscal year 2006, 14,821 shares of treasury stock were repurchased for the settlement of income withholding tax liabilities incident to the exercise of options to purchase Company stock in accordance with the Company's Incentive Stock Option Plan. 6,431,191 shares were held as treasury stock as of April 2, 2006.

Off Balance Sheet Arrangements

The Company does not engage in off balance sheet financing transactions.

Contractual Obligations

The following table presents information about the Company's future contractual obligations as of April 2, 2006 based on the timing of future cash payments.

* This represents environmental reserves on the balance sheet, which are discussed in Note 11 of the Notes to Consolidated Financial Statements in Item 8.

Critical Accounting POLICIES, ESTIMATES, AND JUDGMENTS

The Company's significant accounting policies are outlined in Note 1 to the Consolidated Financial Statements (Item 8.). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as the disclosure of contingent assets and liabilities. As part of its oversight responsibilities, management evaluates the propriety of its estimates, judgments, and accounting methods as new events occur. Management believes that its policies, judgments, and assessments have been consistently applied in a manner that provides the reader of the Company's financial statements with a fair presentation of information, in all material respects, in accordance with accounting principles generally accepted in the United States of America. Management periodically reviews the Company's critical accounting policies and estimates with the audit committee of its board of directors. Principal accounting practices that involve a higher degree of judgment or complexity are outlined below.

Revenue Recognition

Overview

The Company recognizes revenue, contract costs, and profit on the percentage-of completion method based upon costs incurred. Using the percentage-of-completion method requires the Company to make certain estimates of the total cost to complete a project, estimates of project schedule and completion dates, estimates of the percentage at which the project is complete, estimates of award fees earned, estimates of annual overhead rates and estimates of amounts of any probable unapproved claims and/or change orders. These estimates are continuously evaluated and updated by experienced project management and accounting personnel assigned to these activities, and senior management also reviews them on a periodic basis. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are generally reflected in revenue in the current period.

The Company has considerable experience in managing multiple projects simultaneously and in preparing accurate cost estimates, schedules and project completion dates. However, many factors, including but not limited to volume of work performed, proportion of work done under various contract types, weather, fluctuations in material prices, labor shortages, and timely availability of materials, can affect the accuracy of these estimates and may impact future revenues either favorably or unfavorably.

Performance Incentives and Award Fees

Many contracts contain positive and negative profit incentives based upon performance relative to predetermined targets that may occur during or subsequent to completion of the job. These incentives take the form of potential additional fees to be earned or penalties to be incurred. Incentives and award fees that can be reasonably estimated are recorded over the performance period of the contract. Incentives and award fees that cannot be reasonably estimated are recorded when awarded.

Loss Provisions

When estimates of total costs to be incurred on a contract exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded as cost of revenues in the period the estimated loss is determined.

Other Changes in Estimates

Other changes in estimates of revenue, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. A significant change in an estimate on one or more contracts could have a material effect on the Company's financial position or results of operations.

Environmental Remediation, Bodily Injury, Other Reserves and Insurance Receivable

The Company faces potential liabilities in connection with the alleged presence of hazardous waste materials at its Seattle shipyard and at several sites used by the Company for disposal of alleged hazardous waste. The Company has also been named as a defendant in a number of civil actions alleging damages from past exposure to toxic substances, generally asbestos, at former Company facilities that are now closed. At April 2, 2006, the Company maintained aggregate reserves of $14.2 million for pending claims and assessments relating to these environmental matters, including $5.9 million associated with the Company's Seattle shipyard site and $7.3 million for asbestos or bodily injury related claims.

The Company has various insurance policies and agreements that provide coverage on the costs to remediate these environmental sites and for the defense and settlement of bodily injury claims. At April 2, 2006, the Company had recorded an insurance receivable of $11.4 million relating to these environmental and bodily injury matters, including $5.9 million associated with the Company's Seattle shipyard site and $5.5 million for bodily injury related claims.

Included in the reserves are estimated final sediment remediation costs for Harbor Island of $2.6 million that are expected to occur within the next 15 years after certain piers reach the end of their useful lives. These costs are reflected in the Company's balance sheet under Environmental and Other Reserves. Similarly, the insurance receivable of $2.6 million relating to these reserves is reflected in the Company's balance sheet under Insurance Receivable.

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

Pension Asset and Accrued Post Retirement Health Benefits

The accounting for employee pension and other post retirement benefit costs and obligations require management to determine appropriate assumptions about the future, which are used by actuaries to estimate net costs and liabilities. These assumptions include discount rates, health care cost trends, inflation rates, long-term rates of return on plan assets, retirement rates, mortality rates and other factors. Management bases these assumptions on historical results, the current environment and reasonable expectations of future events. Actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. While management believes the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect pension and other post retirement benefits costs and obligations. See Note 6 to the Consolidated Financial Statements (Item 8.) for more information regarding costs and assumptions for employee pension and other post retirement benefits.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company does not own any derivative financial instruments as of April 2, 2006 nor does it presently plan to in the future. However, the Company is exposed to interest rate risk. The Company's interest income is most sensitive to changes in the general level of US interest rates. In this regard, changes in US interest rates affect the interest earned on the Company's cash equivalents and certain marketable securities. The Company's marketable securities are also subject to the inherent market risks and exposures of the underlying debt and equity securities in both US and foreign markets. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities. The Company believes that the risk associated with interest rate and market fluctuations related to these marketable securities is not a material risk based on a 1% sensitivity analysis.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF GRANT THORNTON LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Shareholders of

Todd Shipyards Corporation

We have audited the accompanying consolidated balance sheet of Todd Shipyards Corporation and subsidiaries as of April 2, 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Todd Shipyards Corporation and subsidiaries as of April 2, 2006, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The Consolidated financial statement schedule listed in Item 15 as of and for the year ended April 2, 2006 is presented for purposes of additional analysis and is not a required part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Todd Shipyards Corporation's internal controls over financial reporting as of April 2, 2006, based on the criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 7, 2006 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Seattle, Washington

June 7, 2006

REPORT OF GRANT THORNTON LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders of

Todd Shipyards Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Todd Shipyards Corporation maintained effective internal control over financial reporting as of April 2, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Todd Shipyard Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Todd Shipyards Corporation maintained effective internal control over financial reporting as of April 2, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Todd Shipyards Corporation maintained, in all material respects, effective internal control over financial reporting as of April 2, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Todd Shipyards Corporation as of April 2, 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year ended April 2, 2006 and our report dated June 7, 2006 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Seattle, Washington

June 7, 2006

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Shareholders of

Todd Shipyards Corporation

We have audited the accompanying consolidated balance sheet of Todd Shipyards Corporation as of April 3, 2005 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the two years in the period ended April 3, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the years ended March 28, 2004 and April 3, 2005. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Todd Shipyards Corporation at April 3, 2005 and the consolidated results of its operations and its cash flows for each of the two years in the period ended April 3, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended March 28, 2004 and April 3, 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Todd Shipyards Corporation's internal control over financial reporting as of April 3, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 9, 2005 (not included herein) expressed an unqualified opinion thereon.

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
April 2, 2006 and April 3, 2005
(in thousands of dollars)

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years Ended April 2, 2006, April 3, 2005 and March 28, 2004

(in thousands, except per share amounts)

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended April 2, 2006, April 3, 2005 and March 28, 2004

(in thousands)

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
Years Ended April 2, 2006, April 3, 2005 and March 28, 2004

(in thousands, except per share amounts)

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended April 2, 2006, April 3, 2005 and March 28, 2004

(in thousands, except per share amounts)

1. PRINCIPAL ACCOUNTING POLICIES

(A) Business - Todd Shipyards Corporation ("the Company" or "Todd") was organized in 1916 and has operated a shipyard in Seattle, Washington (the "Shipyard") since incorporation. The Company is incorporated under the laws of the State of Delaware and operates the Shipyard through a wholly owned subsidiary, Todd Pacific Shipyards Corporation ("Todd Pacific"). Todd Pacific has historically been engaged in the repair/overhaul, conversion and construction of commercial and military ships.

Today, Todd is the largest private shipyard in the Pacific Northwest and its clients include the United States ("US") Government ("Government"), Department of the Navy ("Navy"), the US Coast Guard ("Coast Guard"), Military Sealift Command ("MSC"), National Oceanic & Atmospheric Administration ("NOAA"), the Washington State Ferry System ("WSF"), fishing fleets, cargo shippers, tug and barge operators and cruise lines.

(B) Basis of Presentation - The Consolidated Financial Statements include the accounts of Todd Shipyards Corporation and its wholly owned subsidiaries Todd Pacific Shipyards Corporation and TSI Management, Inc. ("TSI"). All inter-company transactions have been eliminated. In accordance with the Company's policy of ending its fiscal year on the Sunday nearest March 31, the Company's fiscal year 2006 ended on April 2, 2006 and included 52 weeks. Fiscal year 2005 ended on April 3, 2005 and included 53 weeks.

(C) Estimates - The preparation of financial statements in accordance with US Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(D) Revenue Recognition - The Company recognizes revenue, contract costs, and profit on the percentage-of completion method based upon direct labor hours incurred. This accounting method is in accordance with Statement of Position No. 81-1 (SOP No. 81-1), "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Using the percentage-of-completion method requires the Company to make certain estimates of the total cost to complete a project, estimates of project schedule and completion dates, estimates of the percentage at which the project is complete, estimates of award fees earned, estimates of annual overhead rates and estimates of amounts of any probable unapproved claims and/or change orders. These estimates are continuously evaluated and updated by experienced project management and accounting personnel assigned to these activities, and senior management also reviews them on a periodic basis. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are generally reflected in revenue in the current period.

The Company generally enters into three types of contracts - cost-type contracts, time and materials contracts and fixed-price contracts.

  Cost-type: Revenue, costs, and profit on government cost-type contracts are recognized on the percentage-of-completion method (determined based on costs incurred).

  Time and materials: Revenue, costs, and profits on time-and-material contracts are recorded based upon direct labor hours at fixed hourly rates and cost of materials as incurred.

  Fixed-price: Revenue and profits on fixed price contracts are recognized on the percentage-of-completion method based on percentage of work completed to date compared to the estimate of total work at completion.

Performance Incentives and Award Fees - Many contracts contain positive and negative profit incentives based upon performance relative to predetermined targets that may occur during or subsequent to completion of the job. These incentives take the form of potential additional fees to be earned or penalties to be incurred. Incentives and award fees that can be reasonably estimated are recorded over the performance period of the contract. Incentives and award fees that cannot be reasonably estimated are recognized when awarded.

Loss Provisions - When estimates of total costs to be incurred on a contract exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded as cost of revenues in the period the loss is determined.

Other Changes in Estimates - Other changes in estimates of revenue, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. A significant change in an estimate on one or more contracts could have a material effect on the Company's financial position or results of operations.

(E) Cash and Cash Equivalents - The Company considers all highly liquid debt and equity instruments with a stated maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist primarily of money market instruments, investment grade commercial paper and US Government securities. The carrying amounts reported in the balance sheet are stated at cost, which approximates fair value.

(F) Securities Available-for-Sale - The Company includes all debt instruments purchased with a maturity of more than three months at the date of purchase as securities available-for-sale. Securities available-for-sale consist primarily of US Government securities, investment grade commercial paper, corporate debt securities and equities and are valued based upon market quotes.

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

(G) Accounts Receivable and Costs in Excess of Billings - Accounts receivable represents primarily Government and to a lesser extent commercial receivables, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on historical customer experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance.

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

(I) Property, Plant and Equipment - Property, plant and equipment is carried at cost, net of accumulated depreciation. The Company capitalizes certain major overhaul activities when such activities are determined to increase the useful life or operating capacity of the asset. Depreciation and amortization are determined on the straight-line method based upon the shorter of the estimated useful lives (5-31 years) or lease periods. Maintenance and overhaul costs on owned and leased property are expensed as incurred.

(J) Long-lived Assets - The Company's policy is to recognize impairment losses relating to long-lived assets in accordance with Financial Accounting Standards Board No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" based on several factors, including, but not limited to, management's plans for future operations, recent operating results and projected cash flows. For the years ended April 2, 2006, April 3, 2005 and March 28, 2004 no such impairment has been indicated.

(K) Income Taxes - Income taxes are accounted for using the liability method in accordance with SFAS 109, "Accounting for Income Taxes." Deferred income taxes are recognized for temporary differences - the differences between the GAAP financial statement carrying amounts of assets and liabilities and those required for use in the tax return. The tax effect of these temporary differences are reported as deferred income tax assets and liabilities on the balance sheet, measured using enacted laws and income tax rates that are currently in effect. A valuation allowance is recorded to reduce deferred tax assets when realization of the tax benefit is unlikely.

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

If the Company had elected to apply the expense recognition provision of FAS No. 123 to options granted prior to March 31, 2002, then the Company's net income would have been adjusted as follows (the estimated fair value of the options is amortized to expense on a straight-line basis over the options' vesting period):

(N) Earnings per Share - Basic earnings per share is computed based on weighted average shares outstanding. Diluted earnings per share include the effects of dilutive securities (options and warrants) except where their inclusion is anti-dilutive.

(O) Comprehensive Income - Unrealized gains or losses on the Company's available-for-sale securities, are reported as other comprehensive income (loss) in the consolidated balance sheets and statement of stockholders' equity.

(P) Concentration of Risk - The Company is subject to concentration of credit risk from investments and cash balances on hand with banks and other financial institutions, which may be in excess of the Federal Deposit Insurance Corporation's insurance limits. Risk for investments is managed by the purchase of investment grade securities and diversification of the investment portfolio among issuers and maturities.

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

The Company derives a significant portion of its revenues from Government contracts. Revenues from the Government were 73.9%, 78.0% and 83.5% for fiscal years 2006, 2005 and 2004, respectively. As such, accounts receivable balances owed by the Government at any one time can be significant. As of April 2, 2006 trade accounts receivable totaled $9.7 million, of which two customers each accounted for more that 10% of this balance. As of April 3, 2005 trade accounts receivable totaled $13.7 million, of which one customer accounted for more than 10% of the balance. However, based upon the Company's review of uncollectible accounts, management does not believe there is a significant concentration of credit risk with any of the Company's customers as of fiscal year end 2006 and 2005 (see discussion above regarding management's process for assessing doubtful collections on accounts receivable).

(Q) Fair Value of Financial Instruments - The carrying value of financial instruments including cash and cash equivalents, available-for-sale-securities, accounts receivable and accounts payable approximates their fair values.

(R) Reclassifications - Certain reclassifications have been made to the consolidated financial statements for prior years shown to conform to the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the FASB issued FASB Statement No.123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No.25, Accounting for Stock Issued to Employees, and amends FASB Statement No.95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted in the first annual period beginning after June 15, 2005. The Company will adopt Statement 123(R) on April 3, 2006. The Company plans to adopt Statement 123(R) using the "modified prospective" recognition method in which compensation cost is recognized beginning with the effective date April 3, 2006 based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. The impact of adoption on the Company's financial statements is not expected to have a significant impact on the results of operations or financial position as the Company adopted FASB Statement No.123 in the beginning of fiscal year 2003.

3. RESTRICTED CASH

The majority of long-term restricted cash deposits relate to the Harbor Island Superfund site clean up and will be released upon the Company satisfying certain remediation provisions.

4. SECURITIES AVAILABLE FOR SALE

Securities available-for-sale are carried at fair value. The following is a summary of available-for-sale securities:

The cost and fair value of the Company's available-for-sale debt securities that are carried at fair value at April 2, 2006, by contractual maturity, are shown below:

The following table shows the Company's investments' gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

The unrealized losses of these investments represented approximately 2% of the cost of the investment portfolio at April 2, 2006 and April 3, 2005, respectively.

The Company recorded gross realized gains of $13, $0 and $683 on sales of available-for-sale securities for fiscal years 2006, 2005 and 2004, respectively.

The Company recorded gross realized losses of $218, $8 and $64 on sales of available-for-sale securities for fiscal years 2006, 2005 and 2004, respectively.

The Company recognized a pre-tax charge of $0.2 million for year ended April 2, 2006, attributable to the impairment of 21 publicly-traded debt securities. The impairment charges were assessed by management as other than temporary as these securities are being considered for sale at a loss in order to fund the payment of an extraordinary cash dividend that was approved by the Board of Directors on March 24, 2006. As such, at April 2, 2006, the Company no longer had the intent and ability to retain these securities for a period of time sufficient to allow for anticipated recovery. See Note 16 for additional details. Because management intends to sell these securities, the Company recognized this loss in the income statement under loss on available-for-sale securities and adjusted the cost basis of the respective securities down to their estimated fair value as the new cost basis.

The Company has reviewed all of its investments with unrealized losses at April 2, 2006 in accordance with its impairment policy described in Note 1. With the exception of the above-mentioned 21 publicly-traded debt securities, this evaluation concluded that these declines in fair value were temporary after considering:

  That the losses for securities in an unrealized loss position for less than 12 months were interest related.

  For securities in an unrealized loss position for 12 months or more, the financial condition and near-term prospects of the issuer of the security including any specific events that may affect its operating or earning potential.

  Our intent and ability is to hold the security long enough to recover its value.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and accumulated depreciation at April 2, 2006 and April 3, 2005 consisted of the following (in thousands):

The Company recognized $3.8 million, $3.6 million, and $3.0 million of depreciation expense in fiscal years 2006, 2005 and 2004, respectively.

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

Under a provision of the Omnibus Budget Reform Act of 1990 ("OBRA '90") the Company transferred approximately $1.4 million and $1.6 million in fiscal year 2006 and 2005, respectively, of excess pension assets from its Retirement System into a fund to pay retiree medical benefit expenses, for the respective years. OBRA '90 was modified by the Work Incentives Improvement Act of 1999 and subsequently updated April 10, 2004 by the Pension Funding Equity Act (HR-3108) to extend annual excess asset transfers through the fiscal year ending March 30, 2014.

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

The following is a reconciliation of the benefit obligation, plan assets, and funded status of the Company's sponsored plans (in thousands) as measured at April 2, 2006 and April 3, 2005.

(In thousands)	Pension Benefits		Other Post Retirement Benefits	
	2006	2005	2006	2005
Change in projected benefit obligation				
Projected benefit obligation at beginning of the year	$ 29,470	$ 29,303	$ 17,164	$ 19,402
Service cost	767	667	-	-
Interest cost	1,602	1,602	896	989
Actuarial (gain) loss	779	(53)	-	392
Benefits paid	(2,080)	(2,049)	(1,413)	(1,651)
Actuarial gain due to medicare subsidy	-	-	-	(1,968)
Projected benefit obligation at end of year	$ 30,538	$ 29,470	$ 16,647	$ 17,164
Accumulated benefit obligation at end of year	$ 28,394	$ 27,895		
Change in plan assets				
Fair value of plan assets at the beginning of the year	$ 49,287	$ 52,370	$ -	$ -
Actual gain on plan assets	3,394	572	-	-
Asset transfer	(1,413)	(1,606)	1,413	1,606
Benefits paid	(2,080)	(2,049)	(1,413)	(1,606)
Fair value of plan assets at the end of the year	$ 49,188	$ 49,287	$ -	$ -
Funded status reconciliation				
Funded status of plan	$ 18,649	$ 19,816	$ (16,647)	$ (17,164)
Unrecognized prior service cost	100	112	-	-
Unrecognized loss	8,450	8,199	512	512
Deferred asset (liability)	$ 27,199	$ 28,127	(16,135)	(16,652)
Less: Current portion included in "Accounts payable and accruals"			1,695	1,695
Long-term accrued post retirement health benefits			$ (14,440)	$ (14,957)
Weighted average assumptions				
Discount rate (1)	5.50%	5.50%	5.50%	5.50%
Expected return on plan assets (2)	7.00%	7.00%	0.00%	0.00%
Rate of compensation increase	4.00%	4.00%	0.00%	0.00%
Medical trend rate of retirees (3)	0.00%	0.00%	9.50%	10.00%

(1) The Company is holding its discount rate assumption at 5.50% at the end of fiscal year 2006 to reflect the rate at which its own cash flow obligations could be securitized as of April 2, 2006.

(2) The Company relies on historical rates of return by asset class, returns expected to be available for reinvestment and the current and expected asset allocation strategy to determine its expected long-term rate of return assumptions. The Company is holding its expected return on plan assets assumption at fiscal year end 2006 at 7.00%.

(3) Postretirement benefit medical trend rate in fiscal year 2006 is 9.50% graded to 6.00% over 7 years. Fiscal year 2005 is 10.0% graded to 6.00% over 8 years. The projected decrease in the medical cost trend rate is based on the belief that medical cost increases will begin slowing because economic forces will not allow double digit medical cost increases to continue indefinitely.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

Asset allocations - The weighted-average asset allocations for the pension plan by asset categories at April 2, 2006 and April 3, 2005 are as follows.

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

Future Cash Flow Information - Due to the well-funded status of the Company's pension plan, no contributions are required for the subsequent plan year. No funding of the Company's post-retirement benefit plan is anticipated in the subsequent plan year except to pay premium costs, which are substantially reimbursed by the transfer of excess pension assets.

The estimated pension benefit payments and post-retirement premiums are as follows (in thousands).

Union Pension Plans - The Company participates in several multi-employer defined benefit and/or defined contribution pension plans, which provide benefits to the Company's collective bargaining employees. The expense for these plans totaled $4.2 million, $2.6 million and $3.8 million, for fiscal years 2006, 2005 and 2004, respectively.

Savings Investment Plan - The Company sponsors a Savings Investment Plan (the "Savings Plan"), under Internal Revenue Code Section 401, covering all non-union employees. Under the terms of the Savings Plan, which were modified in fiscal year 2001, the Company now contributes an amount up to 2.4% of each participant's annual salary depending on the participant's Savings Plan contributions. These Company contributions are subject to a two-year cliff-vesting. The Company incurred expenses related to this plan of $0.2 million, $0.2 million, and $0.2 million in fiscal years 2006, 2005, and 2004, respectively.

7. INCOME TAXES

Components of the income tax expense (benefit) are as follows (in thousands):

The provision for income taxes differs from the amount of tax determined by applying the federal statutory rate and is as follows (in thousands):

The decrease in the tax contingency reserve of $0.1 million in fiscal year 2005 from $1.1 million in fiscal year 2004 is due to the resolution of certain income tax contingencies that were established in prior years.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred income tax assets and liabilities at April 2, 2006 and April 3, 2005 were as follows (in thousands):

The realization of deferred income tax assets is dependent upon the Company's ability to generate taxable income in future periods. The Company has evaluated evidence supporting the realization of its deferred income tax assets and determined it is more likely than not that its deferred income tax assets will be realized.

8. LEASES

Operating lease payments charged to expense were $1.8 million, $0.9 million and $0.8 million for fiscal years 2006, 2005 and 2004, respectively. Certain leases contain renewal options and minimum amounts of annual maintenance clauses. Minimum lease commitments at April 2, 2006 are summarized below (in thousands):

9. FINANCING ARRANGEMENTS

Shortly after the end of fiscal year 2006, the Company re-negotiated certain terms of its $10.0 million revolving credit facility. The credit facility, which is renewable on a bi-annual basis, provides the Company with greater flexibility in funding its operational cash flow needs. Borrowings on the line of credit have an interest rate, at management's discretion, of either the prime rate or LIBOR rate plus 1.5%. Furthermore, the Company has certain financial debt covenants that it must meet in order to maintain this line of credit. Todd is in compliance with all debt covenants as of fiscal year end 2006. The Company had no outstanding borrowings as of April 2, 2006 and April 3, 2005, respectively.

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

Harbor Island Site Insurance

In the fourth quarter of fiscal year 2001, the Company entered into a 30-year agreement with an insurance company that provides the Company with broad-based insurance coverage for the remediation of all of the Company's operable units at the Harbor Island Superfund Site. The agreement provides coverage for the known liabilities in an amount exceeding the Company's current booked reserves of $14.2 million. Additionally, the Company entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

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

Pursuant to the schedule, remediation of the SSOU began in the second quarter of fiscal 2005. Environmental regulations limit the period of time during the year that dredging may occur. Given these limits, dredging in the SSOU required several years to accomplish. The Company completed its first year of dredging during the fourth quarter of fiscal 2005 and the second and final year of dredging during the fourth quarter of fiscal 2006. As part of the sediment remedial action on the Todd-owned property, a temporary sand cap was placed over the sediments that are beneath Piers 1, 3 and 2P, and the building berth adjacent to Pier 1. At such time that those piers reach the end of their usable life (estimated to occur within the next 15 years), Todd is obligated to demolish those piers and conduct final cleanup of the under-pier sediments. The cost of these final sediment Superfund remedial actions on the Todd-owned property is included in the stated reserve.

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

Under the Federal Superfund law, potentially responsible parties may have liability for damages to natural resources in addition to liability for remediation. During the second quarter of fiscal year 2003, the Company began discussions with the natural resource trustees ("Trustees") for the Harbor Island Superfund Site ("Site") and continued these discussions during the remainder of fiscal year 2003. The Company anticipates that the Trustees will file a claim against the Company at some future date alleging damages to the natural resources at the Site caused by the release of hazardous substances. The best estimate of a potential natural resource damage claim has been included in the environmental reserve. The payment of any eventual claim is covered by the aforementioned insurance policy, except for the policy deductible, provided that aggregate policy limits have not been exceeded. The amount of the policy deductible payment is reflected in the Company's environmental reserve at April 2, 2006.

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

Asbestos Related Claims and Insurance

The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at its Seattle shipyard and closed former Company facilities.

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, dividing them into two different categories based on severity of illness. Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All other claims of a less medically serious nature are categorized as "non-malignant". The Company is currently defending approximately 25 "malignant" claims and approximately 550 "non-malignant" claims.

The relief sought in all cases varies greatly by jurisdiction and claimant. Included in the approximate cases open as of April 2, 2006 are approximately 575 claimants. The exact number of claimants is not determinable as approximately 132 of the open cases include multiple claimant filings against 20-100 defendants. The filings do not indicate which claimants allege liability against the Company. The previously stated 575 claimants is the Company's best estimate taking known facts into consideration.

Approximately 211 cases do not assert any specific amount of relief sought.

Approximately 159 claims contain standard boilerplate language asserting on behalf of each claimant a claim for compensatory damages of $2 million and punitive damages of $20 million against approximately 20-100 defendants. Approximately 36 cases set forth the same boilerplate language asserting $5-$20 million in compensatory and $5-$20 million in punitive damages on behalf of each claimant against approximately 20-100 defendants. Approximately 18 cases assert $1-$5 million in compensatory and $5-$10 million in punitive damages on behalf of each claimant against approximately 20-100 defendants. Approximately 5 cases seek compensatory damages of less than $1 million per claim. The claims involved in the foregoing cases do not specify against which defendants which claims are made or alleged dates of exposure.

Based upon settled or concluded claims to date, the Company has not identified any correlation between the amount of the relief sought the complaint and the final value of the claim. The Company and its insurers are vigorously defending these actions.

Bodily injury reserves remained at the same level of $7.3 million at April 2, 2006 and April 3, 2005. Bodily injury insurance receivables increased from $5.3 million at April 3, 2005 to $5.5 million at April 2, 2006. These bodily injury liabilities and receivables are classified within the Company's consolidated balance sheets as environmental and other reserves, and insurance receivables, respectively.

The Company has entered into agreements with several of its insurers to provide coverage for a significant portion of settlements and awards related to these bodily injury claims. These agreements have aggregate limits on amounts to be paid overall and formulas for amounts of payment on individual claims. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims. The two most significant agreements provide coverage applicable to claims of exposure to asbestos occurring between 1949 and 1976 and occurring between 1976 through 1987. Insurance coverage for exposures to asbestos was no longer available from the insurance industry after 1987. Due to changes in federal regulations in the 1970's that resulted in the swift decline in commercial and military application of asbestos and increased regulation over the handling and removal of asbestos, there exists minimal risk of claims arising from exposure after 1987. Contractual formulas are utilized to determine the amount of coverage from each agreement on each claim settled or litigated. Once the initial date of alleged exposure to asbestos is determined, all contractual years subsequent to that date participate in the settlement. Since all known claims involve alleged exposure prior to 1976, the 1976 through 1987 agreement will participate in the settlement or judgment of all outstanding claims that are settled or litigated. As a result, and as further discussed below, the 1976 through 1987 agreement will exhaust prior to the 1949 through 1976 agreement. Based on historical claims settlement data only, the Company projects that at April 2, 2006, the 1949 through 1976 agreement will provide coverage for an additional 22.5 years and the 1976 through 1987 agreement will provide coverage for an additional 3.6 years. At April 3, 2005, the Company projected that these agreements would provide coverage for an additional 22.3 years and 4.2 years, respectively. The Company resolved 9 malignant claims in 2006 compared with 11 in 2005 and 15 in 2004. If historical settlement patterns or the rate of filing for new cases change in future periods, these estimated coverage periods could be shorter or longer than anticipated. Moreover, if one or both of these coverages are exhausted at some future date, the Company's costs related to subsequent claims and for legal expenses previously covered by these insurance agreements may increase.

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

The Company has recorded $0.0 million, $0.1 million and $0.0 million in charges against earnings in fiscal years 2006, 2005, and 2004, respectively, relating to additional reserves for environmental and bodily injury matters. These charges are classified in the Company's Consolidated Statements of Income as a Provision for environmental and other reserves. The Company's remediation costs and bodily injury claims paid are charged against the recorded reserves when paid. In certain cases, amounts paid by the Company are reimbursable under its existing contractual arrangements with several insurance companies. These reimbursements reduce the environmental insurance receivables when collected. In other cases, the Company manages work conducted by third party vendors and submits invoices to its insurance companies for reimbursement on behalf of the third party vendor. In these cases, the insurance companies reimburse the third party vendor directly. These expenses and payments associated with third party vendors are taken into consideration when estimating the Company's environmental and bodily injury liabilities and amounts available for reimbursement under its contractual arrangements. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims.

The Company continues to negotiate with its insurance carriers and prior landowners and operators for certain past and future remediation costs. The Company has reached various agreements with its insurance carriers regarding the carriers' obligations for property damage occurring in previous fiscal years. These settlements were recorded as income and totaled $0.2 million, $0.1 million and $0.2 million in fiscal years 2006, 2005 and 2004, respectively. These settlements are classified in the Company's Consolidated Statements of Income as other insurance settlements.

The Company has provided total aggregate reserves of $14.2 million as of April 2, 2006 for the above-described contingent environmental and bodily injury liabilities. Due to the complexities and extensive history of the Company's environmental and bodily injury matters, the amounts and timing of future expenditures is uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

The Company has various insurance policies and agreements that provide coverage of the costs to remediate environmental sites and for the defense and settlement of bodily injury cases. These policies and agreements are primarily with two insurance companies. Based upon the current credit rating of both of these companies, the Company anticipates that both parties will be able to perform under the policy or agreement. As of April 2, 2006, the Company has recorded an insurance receivable asset of $11.4 million to reflect contractual arrangements with several insurance companies to share costs for certain environmental and bodily injury matters.

Included in the reserves are estimated final sediment remediation costs for Harbor Island of $2.6 million that are expected to occur within the next 15 years after certain piers reach the end of their useful lives. These costs are reflected in the Company's balance sheet under Environmental and Other Reserves. Similarly, the insurance receivable of $2.6 million relating to these reserves is reflected in the Company's balance sheet under Insurance Receivable.

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

Since establishing the reserve, the Company has paid approximately $0.1 million and $0.3 and $0.2 million in claims in fiscal years 2006, 2005 and 2004, respectively, which have been charged against the reserve.

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

12. COLLECTIVE BARGAINING AGREEMENT

Todd Pacific Shipyards currently operates under the terms and conditions of a collective bargaining agreement with the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards). The three-year agreement is in effect from August 1, 2005 to July 31, 2008. The Company believes its relationship with its labor unions to be stable.

During fiscal year 2006, an average of approximately 900 of the Company's Shipyard employees were covered by the collective bargaining agreement. At April 2, 2006 approximately 700 or 78% of the Company's employees were covered under this contract.

13. TREASURY STOCK

During the third quarter of fiscal year 2003, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock from time to time in open market or negotiated transactions. Under this authorization, the Company repurchased an aggregate of 22,400 shares in open market transactions during the first quarter of fiscal year 2004. The shares were purchased at an average price of $12.94 per share for a total consideration of $289,887. At April 2, 2006 there were 458,100 shares left to be repurchased in the open market or negotiated transactions.

The following table summarizes the total number of common shares outstanding, held in treasury and issued by the Company during the past three fiscal years. The 14,821 shares repurchased in fiscal year 2006 were surrendered by two officers in settlement of income withholding tax liabilities related to the exercise of options to purchase Company stock in accordance with the Company's Incentive Stock Option Plan. This share repurchase was not part of the publicly announced plan to repurchase the Company's shares as discussed above.

14. INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amount):

There were no stock options which had an anti-dilutive effect on the diluted net income per share calculation.

15. STOCK BASED COMPENSATION

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

On March 24, 2006, the Board of Directors approved the payment of an extraordinary cash dividend of $4.00 per share. Payment of the dividend was subject to shareholder approval of an amendment to the Company's incentive stock compensation plans that would allow adjustments to equity compensation awards to offset the impact of extraordinary transactions, including non-recurring cash dividends or distributions. At a special meeting held on May 23, 2006, shareholders approved the proposed amendments. See Subsequent Events for additional details.

A summary of stock option transactions for the years ended April 2, 2006, April 3, 2005 and March 28, 2004 is as follows:

The outstanding stock options have a contractually weighted-average life of 4.0 years as of April 2, 2006. No options were granted during fiscal year 2006 or fiscal year 2005. The weighted average fair value of options granted in fiscal year 2004 was $3.94. The fair value of options granted in fiscal year 2004 was calculated using a Black-Scholes option pricing model with the following weighted-average assumptions on the option grant date:

16. SUBSEQUENT EVENTS

At a special meeting of the Company's shareholders held on May 23, 2006, shareholders approved proposed amendments to the Company's incentive stock compensation plans. On March 24, 2006, the Board of Directors approved the payment of an extraordinary cash dividend of $4.00 per share, or an aggregate of approximately $22 million. Payment of the dividend was subject to shareholder approval of an amendment to the Company's incentive stock compensation plans that would allow adjustments to equity compensation awards to offset the impact of extraordinary transactions, including non-recurring cash dividends or distributions. Shareholders of record as of June 5, 2006 are entitled to receive the extraordinary dividend which will be paid on June 20, 2006. The amendments approved by the Company's shareholders and the adjustments approved by Todd's Board of Directors are intended to create parity for the Company and the option holder such that before-dividend and post-dividend values of the options are economically equivalent.

On April 28, 2006, the Company announced that its wholly owned subsidiary, Todd Pacific Shipyards Corporation had entered into a second lease arrangement with Kiewit-General of Poulsbo, Washington. Kiewit-General is under contract with the Washington State Department of Transportation as the prime contractor for the replacement of the eastern half of the Hood Canal Bridge in Kitsap County, Washington (the "Bridge"). Under the terms of the lease option exercised by Kiewit-General, a portion of Todd Pacific's Harbor Island facility in Seattle, including its Emerald Sea dry dock, will be utilized by Kiewit-General for the construction of the bridge anchors for the new section of the Bridge. It is anticipated that site preparation at the shipyard will be completed in September 2006 with anchor construction beginning in October 2006 and completing in July 2007. Todd Pacific anticipates that it will be able to sufficiently accommodate its ship repair, new construction and industrial services customers' demands during the duration of the lease. The Company believes the lease will generate approximately $3.5 million in gross rental income between August 2006 and July 2007. Todd had previously announced, on January 9, 2006, the exercise by Kiewit-General of an option to lease approximately one acre of the Company's 28 acres and portions of one of its five piers for the assembly and outfitting of the draw span pontoons and storage of several of the pontoon sections that will eventually comprise the eastern half of the replacement Bridge.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Financial results by quarter for the fiscal years ended April 2, 2006 and April 3, 2005 are as follows. Each quarter is 13 weeks in length, except the quarter ending October 3, 2004, which is 14 weeks in length.

Due to rounding differences, the quarters in a given year may not add precisely to the annual numbers for that year.

18. RELATED PARTY TRANSACTIONS

Brent D. Baird and Patrick W.E. Hodgson are members of the board of directors for the Company. They also are members of the board of directors for M&T Bank Corporation ("M&T"), the safe-keeping agent for the Company's available-for-sale securities. The Company pays nominal fees to M&T for portfolio management.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. Controls and Procedures

(i) Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of April 2, 2006.

(ii) Internal Control Over Financial Reporting

(a) Management's report on internal control over financial reporting

Management of Todd Shipyards Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of April 2, 2006 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, the Company used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of April 2, 2006.

Management's assessment of the effectiveness of our internal control over financial reporting as of April 2, 2006 has been audited by Grant Thornton, LLP, an independent registered public accounting firm, as stated in their attestation report which appears on page 27.

(b) Changes in internal control over financial reporting

There was no change in the Company's internal control over financial reporting during the Company's fourth fiscal quarter ended April 2, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

The information for the below items will be provided in, and is incorporated by reference to the 2006 Proxy Statement.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1 and 2. Financial Statements

The financial statements listed in the accompanying index to financial statements are filed as part of this annual report.

TODD SHIPYARDS CORPORATION
INDEX TO FINANCIAL STATEMENTS

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm on Consolidated Financial Statements............................................................................................................................................................	26

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting..............................................................................................................................................	27

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm on Consolidated Financial Statements............................................................................................................................................................	28

Report of Management.........................................................................................................................................	29

Consolidated Balance Sheets at April 2, 2006 and April 3, 2005..................................................................................................................................................	30

Consolidated Statements of Income For the years ended April 2, 2006, April 3, 2005 and March 28, 2004.......................................................................................................................	31

Consolidated Statements of Cash Flows For the years ended April 2, 2006, April 3, 2005 and March 28, 2004.......................................................................................................................	32

Consolidated Statements of Stockholders' Equity and Comprehensive Income For the years ended April 2, 2006, April 3, 2005 and March 28, 2004.......................................................................................................................	33

Notes to Consolidated Financial Statements For the years ended April 2, 2006, April 3, 2005 and March 28, 2004.......................................................................................................................	34

Consolidated Financial Statement Schedule II - Valuation and Qualifying Reserves For the years ended April 2, 2006, April 3, 2005 and March 28, 2004.............................................................	57

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

Exhibit Number
3-1	Certificate of Incorporation of the Company dated November 29, 1990 filed in the Company's Form 10-K Report for 1997 as Exhibit 3-1.	*

3-2	By-Laws of the Company dated November 29, 1990, as amended September 17, 2004 filed in the Company's Form 10-K Report for 2005 as Exhibit 3-2.	*

10-1	Savings Investment Plan of the Company effective April 1, 1989 filed in the Company's Form 10-K Report for 1995 as Exhibit 10-9.	*

10-2	Todd Shipyards Corporation Retirement System Plan and Amendments thereto filed in the Company's Form 10-K Report for 1995 as Exhibit 10-10.	*

10-3

Todd Shipyards Corporation Incentive Stock Compensation Plan effective September 12, 2003, approved by the shareholders of the Company at the 2003 Annual Meeting of Shareholders filed as an appendix in the Company's definitive proxy statement for 2003 Annual Meeting of the shareholders.

*

10-4	Employment contract between the Company and Stephen G. Welch dated February 7, 2001.	*

10-5	Grant of Incentive Stock Option dated February 7, 2001 to Stephen G. Welch pursuant to the Incentive Stock Compensation Plan.	*

10-6	Employment contract between the Company and Thomas Van Dawark dated June 4, 2003 filed in the Company's 10-K Report for 2003.	*

10-7	Option Adjustment and Indemnification Agreement of June, 2006.	#

22-1	Subsidiaries of the Company.	*

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	#

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	#

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (filed herewith.)	#

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a (filed herewith.)	#

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

#

99.1	Todd Shipyards Corporation Announces Financial Results for April 2, 2006	#

Note:	All Exhibits are in SEC File Number 1-5109.
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
June 12, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
/s/ Brent D. Baird Brent D. Baird, Director June 12, 2006	/s/ Steven A. Clifford Steven A. Clifford, Director June 12, 2006

/s/ Patrick W.E. Hodgson Patrick W.E. Hodgson, Chairman, and Director June 12, 2006	/s/David F. Jeremiah David F. Jeremiah, Director June 12, 2006

/s/ Joseph D. Lehrer Joseph D. Lehrer, Director June 12, 2006	/s/ Philip N. Robinson Philip N. Robinson, Director June 12, 2006

/s/ Stephen G. Welch Stephen G. Welch President, Chief Executive Officer, and Director June 12, 2006	/s/ William L. Lewis William L. Lewis, Director June 12, 2006

Todd Shipyards Corporation
Consolidated Financial Statement Schedule II - Valuation and Qualifying Reserves
For years ending April 2, 2006, April 3, 2005 and March 28, 2004
(in thousands)

Reserves deducted from assets to which they apply - Allowance for doubtful accounts:

Reserves deducted from assets to which they apply - Allowance for obsolete inventory: