Form 10-Q
period 2006-07-02
TODD SHIPYARDS CORP
filed 2006-08-11
CIK 98537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2006

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

There were 5,638,676 shares of the corporation's $.01 par value common stock outstanding at August 10, 2006.

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
Periods Ended July 2, 2006 and July 3, 2005
(In thousands of dollars, except per share data)

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
July 2, 2006 and April 2, 2006
(In thousands of dollars except share data)

July 2, 2006		April 2, 2006
ASSETS				
Cash and cash equivalents	$	1,360	$	6,581
Securities available-for-sale		19,116		40,349
Accounts receivable				
U.S. Government		1,546		6,034
Other		7,682		4,498
Costs and estimated profits in excess of billings on incomplete contracts		7,095		12,610
Inventory		1,474		1,409
Insurance receivable		165		165
Other current assets		2,450		1,625
Deferred taxes		1,255		1,344
Total current assets		42,143		74,615
Property, plant and equipment, net		30,229		29,893
Restricted cash		3,314		3,306
Deferred pension assets		27,002		27,199
Insurance receivable		11,309		11,203
Other long-term assets		1,041		1,039
Total assets	$	115,038	$	147,255
LIABILITIES AND STOCKHOLDERS' EQUITY				
Accounts payable and accruals	$	10,065	$	16,070
Accrued payroll and related liabilities		1,455		2,722
Billings in excess of costs and estimated profits on incomplete contracts		4,170		3,579
Environmental and other reserves		165		165
Taxes payable other than income taxes		1,198		1,535
Income taxes payable		(628)		283
Total current liabilities		16,425		24,354
Environmental and other reserves		13,868		13,994
Accrued post retirement health benefits		14,352		14,440
Deferred taxes		6,003		6,122
Other non-current liabilities		2,490		2,632
Total liabilities		53,138		61,542
Stockholders' equity				
Common stock $.01 par value, authorized 19,500,000 shares, issued 11,956,026 shares at July 2, 2006 and April 2, 2006, and outstanding 5,524,835 at July 2, 2006 and April 2, 2006		120		120
Paid-in capital		39,651		39,625
Retained earnings		68,806		92,454
Accumulated other comprehensive income (loss)		(36)		155
Treasury stock (6,431,191 shares at July 2, 2006 and April 2, 2006)		(46,641)		(46,641)
Total stockholders' equity		61,900		85,713
Total liabilities and stockholders' equity	$	115,038	$	147,255

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Periods Ended July 2, 2006 and July 3, 2005
(in thousands of dollars)

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Todd Shipyards Corporation (the "Company") filed its Consolidated Financial Statements for the fiscal year ended April 2, 2006 with the Securities and Exchange Commission on Form 10-K. The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis contained in that report should be read in connection with this Form 10-Q.

1. BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements are unaudited but in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial position and results of operations in accordance with accounting principles generally accepted in the United States applied on a consistent basis. The accompanying consolidated balance sheet as of April 2, 2006 is derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year then ended.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Effective April 3, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS 123R"). SFAS 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, supercedes APB Opinion No.25, Accounting for Stock Issued to Employees, and amends FASB Statement No.95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in Statement 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted this revised statement using the "modified prospective" recognition method, in which compensation cost is recognized beginning on the first day of the first day of the Company's fiscal year 2007 for all share-based payments granted after the effective date and for all awards granted to employees prior to April 3, 2006 that remain unvested on the effective date. Adoption of SFAS 123R in the current period does not have a material impact on the Company's financial statements and results of operations due to the Company's election in fiscal year 2003 to apply the expense recognition provisions of Statement 123 as well as due to the relatively small number of unvested options outstanding upon adoption.

3. REVENUES

The Company recognizes revenue, costs, and profit on construction contracts in accordance with Statement of Position No. 81-1 (SOP No. 81-1), "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." The Company enters into government cost-type contracts, time and materials contracts, and fixed price contracts.

The ship repair business consists of individual and short duration repair events, some of which are exercised by the Government under its various multi-ship, multi-option contracts. Consequently, operating results for any period presented are not necessarily indicative of results that may be expected in any other period.

4. ENVIRONMENTAL AND OTHER RESERVES

As discussed in the Company's Form 10-K for the fiscal year ended April 2, 2006, the Company faces significant potential liabilities in connection with the alleged presence of hazardous waste materials at its Seattle shipyard and at two additional sites used by the Company for disposal of alleged hazardous waste. Parties alleging damages from past exposure to toxic substances at Company facilities have also named the Company as a defendant in civil actions.

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

The agreement provides coverage for the known liabilities in an amount not to exceed the policy limits. As of July 2, 2006 these limits exceed the Company's current booked reserves of approximately $5.9 million. Included in the reserves are sediment remediation costs for Harbor Island of $0.2 million that are expected to occur in the next 12 months. These costs are reflected in the Company's balance sheet under current liabilities. Likewise, the insurance receivable of $0.2 million relating to these reserves is reflected in the Company's balance sheet under current assets.

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

Remediation of the SSOU began in the second quarter of fiscal 2005. The Company finished the pier demolition and required dredging in its entirety in fiscal year 2006.

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

Asbestos-Related Claims

As reported in the Company's Form 10-K for its fiscal year 2006, the Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities.

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, analyzing them in two different categories based on severity of illness. Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All others of a less medically serious nature are categorized as "non-malignant". The Company is currently defending approximately 23 "malignant" claims and approximately 555 "non-malignant" claims. The Company and its insurers are vigorously defending these actions.

As of July 2, 2006 the Company has recorded a bodily injury liability reserve of $7.2 million and a bodily injury insurance receivable of $5.6 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $7.3 million and $5.5 million, respectively, at April 2, 2006. These bodily injury liabilities and receivables are classified within the Company's Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

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

Since establishing the reserve, the Company has paid approximately $0.6 million in claims at July 2, 2006 and April 2, 2006, respectively, which have been charged against the reserve.

5. COMPREHENSIVE INCOME (LOSS)

The Company reported comprehensive loss of $0.9 million for the quarter ended July 2, 2006 which consisted of net loss of $0.7 and a net unrealized loss in available-for-sale securities of $0.2 million.

During the same period of fiscal year 2005, the Company reported comprehensive income of $2.6 million for the quarter ended July 3, 2005, which consisted of net income of $2.5 million and an increase in net unrealized gains on available-for-sale marketable securities of $0.1 million, which is recorded in accumulated other comprehensive income.

6. NET INCOME (LOSS) PER SHARE

The following table represents the calculation of net income (loss) per common equivalent share - diluted.

Common stock options totaling 181,000 have been excluded from the calculation because their affect on net loss would be anti-dilutive for the three month period ended July 2, 2006.

7. PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS

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

Under a provision of the Omnibus Budget Reform Act of 1990 ("OBRA '90") the Company will transfer approximately $1.2 million in excess pension assets from its Retirement System into a fund to pay fiscal year 2007 retiree medical benefit expenses. OBRA '90 was modified by the Work Incentives Improvement Act of 1999 and subsequently updated April 10, 2004 by the Pension Funding Equity Act (HR-3108) to extend annual excess asset transfers through the fiscal year ending March 30, 2014.

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

Union Pension Plans - Operating Shipyard - The Company participates in several multi-employer defined benefit and/or defined contribution pension plans, which provide benefits to the Company's collective bargaining employees. The expense under these plans totaled $0.6 million and $1.4 million for the quarters ended July 2, 2006 and July 3, 2005, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Notes to Consolidated Financial Statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith.

OVERVIEW

The Company derives a significant portion of its revenues from work performed under its contracts with the U.S. Navy ("Navy") and the U.S. Coast Guard ("Coast Guard"). Work under such contracts is scheduled by and at the convenience of the Navy and the Coast Guard. US Coast Guard work on the Polar Class Icebreakers as well as work on submarine contracts for Electric Boat ("EB") contributed significantly to the amount of work performed in the first quarter of fiscal year 2007.

Operating Results

All comparisons within the following discussion are to the corresponding period in the previous year, unless otherwise stated.

Revenue - The Company's first quarter revenue of $20.2 million reflects a decrease of $46.7 million (70%) from the same period last fiscal year. The quarter to quarter decrease largely results from lower Navy work volumes. The majority of the Company's Navy work volumes, as measured by direct labor hours and revenue, are associated with short-term (less than six months) vessel availabilities executed under multi-year option contracts. In first quarter of the prior year, revenues were favorably impacted by overhaul work on the aircraft carrier USS Stennis, Post Shakedown Availability work on the destroyer USS Momsen, and dry docking of the frigate USS Ford. In contrast, the first quarter of the current year coincided with the planning phase for overhaul work on the aircraft carrier USS Lincoln, which is expected to commence in September 2006.

The ship repair business consists of individual and short duration repair events, some of which are exercised by the Government under its various multi-ship, multi-option contracts. Consequently, operating results for any period presented are not necessarily indicative of results that may be expected in any other period.

Cost of Revenue - Cost of revenue during the first quarter of fiscal year 2007 was $13.1 million, or 65% of revenue. Cost of revenue during the first quarter of fiscal year 2006 was $49.8 million, or 74% of revenue. The decrease in cost of revenue in the first quarter of fiscal year 2007 is primarily attributable to a decrease in Navy work volumes. The decrease in the cost of revenue as a percentage of revenue when compared to the first quarter of fiscal year 2006 is primarily attributable to higher overhead reimbursement rates which affect cost-type revenues.

Administrative and manufacturing overhead expense - Overhead costs for administrative and manufacturing activities were $9.0 million, or 44% of revenue for the first quarter of fiscal year 2007. During the same period of fiscal year 2006, administrative and manufacturing overhead costs were $13.7 million, or 20% of revenue. The $4.7 million decrease in administrative and manufacturing overhead is primarily attributable to volume decreases during the first quarter of fiscal 2007. The increase in administrative and manufacturing costs as a percentage of revenue is primarily driven by the fact that a significant portion of these costs are fixed.

Investment & Other Income - Investment and other income was $0.4 million for the first quarter of fiscal year 2007. During the same period in fiscal year 2006, investment and other income was $0.3 million.

Income Taxes - The Company's effective income tax rates were 33% and 34%, respectively in the first quarters of fiscal year 2007 and 2006. In the first quarter of fiscal 2007, the Company recorded $0.4 million in federal income tax benefit. During the same period of fiscal 2006, the Company recorded $1.2 million in federal income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its cash, cash equivalents and marketable securities position, anticipated fiscal year 2007 cash flow, access to credit facilities and if necessary capital markets, taken together, will provide sufficient liquidity to fund operations for fiscal year 2007. Accordingly, shipyard capital expenditures are expected to be financed from working capital. Changes in the composition and/or timing of projected work could cause planned capital expenditures and repair and maintenance expenditures to change.

Working Capital

Working capital at July 2, 2006 was $25.7 million, a decrease of $24.6 million or 49% from the working capital reported at the end of fiscal year 2006. This decrease is primarily attributable to the funding of an extraordinary cash dividend of $4.00 per share which totaled approximately $22.1 million (discussed below). A reduction in cash of $5.2 million, a decrease in securities available-for-sale of $21.2 million and a reduction in costs and estimated profits in excess of billings on incomplete contracts of $5.5 million were offset by decreases in accounts payable and other accruals of $7.8 million.

Capital Expenditures

Capital expenditures for the first three months of fiscal year 2007 were $1.1 million and were attributable to planned improvements to the Seattle shipyard facility.

Credit Facility

Shortly after the end of fiscal year 2006, the Company re-negotiated certain terms of its $10.0 million revolving credit facility. The credit facility, which is renewable on a bi-annual basis, provides the Company with greater flexibility in funding its operational cash flow needs. Borrowings on the line of credit have an interest rate, at management's discretion, of either the prime rate or LIBOR rate plus 1.5%. Furthermore, the Company has certain financial debt covenants that it must meet in order to maintain this line of credit. Todd is in compliance with all debt covenants and had no outstanding borrowings as of July 2, 2006 and April 2, 2006, respectively.

Dividends

At a special meeting of the Company's shareholders held on May 23, 2006, shareholders approved proposed amendments to the Company's incentive stock compensation plans. On March 24, 2006, the Board of Directors approved the payment of an extraordinary cash dividend of $4.00 per share, or an aggregate of approximately $22.1 million. Payment of the dividend was subject to shareholder approval of an amendment to the Company's incentive stock compensation plans that would allow adjustments to equity compensation awards to offset the impact of extraordinary transactions, including non-recurring cash dividends or distributions. Shareholders of record as of June 5, 2006 were entitled to receive the extraordinary dividend which was paid on June 20, 2006. The amendments approved by the Company's shareholders and the adjustments approved by Todd's Board of Directors were intended to create parity for the Company and the option holder such that before-dividend and post-dividend values of the options are economically equivalent.

In addition to the extraordinary dividend of $4.00 per share mentioned above, the Board of Directors increased the quarterly dividend, payable June 23, 2006, from $.10 to $.15 per share. In fiscal years 2006 and 2005, the Company paid quarterly dividends of $.10 per share.

On June 23, 2006, the Company paid a dividend of fifteen cents ($0.15) per share to all shareholders of record as of June 8, 2005. The amount of the dividend paid was $0.8 million.

Also, on June 13, 2006, the Company declared a dividend of fifteen cents ($0.15) per share to be paid on September 25, 2006 to all shareholders of record as of September 8, 2006. The estimated amount of this dividend is $0.8 million.

ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

As reflected in the balance sheet and discussed in Note 4 to the financial statements, the Company has provided total aggregate reserves of $14.0 million at July 2, 2006 for its contingent environmental and bodily injury liabilities. As of April 2, 2006, the Company had recorded aggregate reserves of $14.2 million. All of the decrease from the prior period relates to the bodily injury liabilities. Due to the complexities and extensive history of the Company's environmental and bodily injury matters, the amounts and timing of future expenditures are uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

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

As of July 2, 2006, the Company has recorded aggregate assets of $11.5 million related to its reserves for environmental and bodily injury liabilities. As of April 2, 2006, the Company had recorded aggregate assets of $11.4 million. The $0.2 million decrease in these assets is a result of receipts for the Harbor Island remediation currently in progress of $0.3 million offset by an increase in recoveries related to bodily injuries of $0.1 million. These assets reflect receivables under contractual arrangements with the insurance companies to share costs for certain environmental and other matters, as well as amounts deposited to securitize certain remediation activities. Amounts recoverable from insurance companies are recorded within the Company's Consolidated Balance Sheets as insurance receivables and, in the case of reimbursements currently due, as a current asset. Amounts held in security deposits are recorded within the Company's Consolidated Balance Sheets as restricted cash.

BACKLOG

At July 2, 2006 the Company's firm shipyard backlog consisted of approximately $43 million of repair and overhaul work. The Company's backlog at April 2, 2006 was approximately $72 million. The decrease in the backlog work at the end of the first three months of fiscal year 2007 is primarily due to the completion of work on several US Coast Guard and Navy vessels and a reduction in the scope of work scheduled for the USS Lincoln, due to commence in the second quarter of fiscal year 2007.

LABOR RELATIONS

The Company operates under a collective bargaining agreement with the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards) which was ratified by the rank and file in November 2005. The three-year agreement, which is retroactive to August 1, 2005, will expire on July 31, 2008. The new agreement provides for increases in the wages and fringe benefits of approximately 4.3% per year.

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

(b) Changes in Internal Controls Over Financial Reporting. There have been no changes in our internal controls over financial reporting during the three months ended July 2, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Pursuant to the requirements of paragraph 12(a) of Section 303A of the New York Stock Exchange ("NYSE") Listed Company Manual, the Company submitted CEO Compliance Certifications to the NYSE in both 2006 and 2005. Further, the Company filed certifications of its CEO and its CFO with the Securities and Exchange Commission pursuant to, and in the form required by, Rule 13a-14(d) under the Securities Exchange Act of 1934 as exhibits to its most recently filed Form 10-K.

ITEM 6. EXHIBITS

(a) Exhibits
No. 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a (filed herewith)

No. 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a (filed herewith)

No. 32.1

Certification of Chief Executive Officer pursuant to Rule 14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code. (furnished herewith)*

No. 32.2

Certification of Chief Financial Officer pursuant to Rule 14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code. (furnished herewith)*

No. 99.1	Press Release dated August 10, 2006 announcing financial for the Company's quarterly period ended July 2, 2006 (furnished herewith)*

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

/s/Berger A. Dodge
Berger A. Dodge
Chief Financial Officer and Treasurer
August 8, 2006