Form 10-Q
period 2006-10-01
TODD SHIPYARDS CORP
filed 2006-11-09
CIK 98537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2006

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

There were 5,638,676 shares of the corporation's $.01 par value common stock outstanding at November 9, 2006.

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
Periods Ended October 1, 2006 and October 2, 2005
(In thousands of dollars, except per share data)

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
October 1, 2006 and April 2, 2006
(In thousands of dollars except share data)

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Periods Ended October 1, 2006 and October 2, 2005
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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Effective April 3, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS 123R"). SFAS 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, supercedes APB Opinion No.25, Accounting for Stock Issued to Employees, and amends FASB Statement No.95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in Statement 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted this revised statement using the "modified prospective" recognition method, in which compensation cost is recognized beginning on the first day of the first day of the Company's fiscal year 2007 for all share-based payments granted after the effective date and for all awards granted to employees prior to April 3, 2006 that remain unvested on the effective date. Adoption of SFAS 123R does not have a material impact on the Company's financial statements and results of operations due to the Company's election in fiscal year 2003 to apply the expense recognition provisions of Statement 123 as well as due to the relatively small number of unvested options outstanding upon adoption.

On September 30, 2006, the Financial Accounting Standards Board (FASB) issued the new Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"). This new standard amends FASB Statements No. 87, 88, 106, and 132(R), all of which provide accounting guidance for pensions and other postretirement benefits. The objectives of this statement are for an employer to (a) recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur, and (b) measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective dates of the two objectives are for fiscal years ending after December 15, 2006 and December 15, 2008, respectively. Regarding the recognition requirement, the Company plans to adopt SFAS 158 as of its fiscal year ending April 1, 2007. The estimated impact of this adoption is an approximate $6.0 million, net of tax, reduction in accumulated other comprehensive income and an approximate $8.6 million reduction in deferred pension assets. Regarding the measurement date requirement, the Company currently uses a measurement date consistent with the requirements of this standard.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition.

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

The agreement provides coverage for the known liabilities in an amount not to exceed the policy limits. As of October 1, 2006 these limits exceed the Company's current booked reserves of approximately $4.8 million. Included in the reserves are sediment remediation costs for Harbor Island of $0.2 million that are expected to occur in the next 12 months. These costs are reflected in the Company's balance sheet under current liabilities. Likewise, the insurance receivable of $0.2 million relating to these reserves is reflected in the Company's balance sheet under current assets.

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

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, analyzing them in two different categories based on severity of illness. Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All others of a less medically serious nature are categorized as "non-malignant". The Company is currently defending approximately 22 "malignant" claims and approximately 549 "non-malignant" claims. The Company and its insurers are vigorously defending these actions.

As of October 1, 2006 the Company has recorded a bodily injury liability reserve of $6.8 million and a bodily injury insurance receivable of $5.2 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $7.3 million and $5.5 million, respectively, at April 2, 2006. These bodily injury liabilities and receivables are classified within the Company's Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

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

Since establishing the reserve, the Company has paid approximately $0.7 million and $0.6 million in claims as of October 1, 2006 and April 2, 2006, respectively, which have been charged against the reserve.

5. COMPREHENSIVE INCOME (LOSS)

The Company reported comprehensive gain of $0.3 million for the quarter ended October 1, 2006 which consisted of net income of $0.2 million and a net unrealized gain in available-for-sale securities of $0.1 million recorded in accumulated other comprehensive income. For the six month period then ended, the Company reported comprehensive loss of $0.7 million, which consisted of net loss of $0.6 million and a net unrealized loss on available-for-sale securities of $0.1 million.

During the same period of fiscal year 2005, the Company reported comprehensive income of $4.4 million for the quarter ended October 2, 2005, which consisted of net income of $4.4 million and a decrease in net unrealized gains on available-for-sale marketable securities of $11,000. For the six month period then ended, the Company reported comprehensive income of $7.0 million, which consisted of net income of $6.9 million and an increase in net unrealized gains on available-for-sale securities of $0.1 million.

6. NET INCOME (LOSS) PER SHARE

The following table represents the calculation of net income (loss) per common equivalent share - diluted.

For the six month period ended October 1, 2006, the dilutive effect of stock options totaling 121,000 shares have been excluded from the calculation of weighted average common shares outstanding because their effect on net loss would be anti-dilutive.

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

Union Pension Plans - Operating Shipyard - The Company participates in several multi-employer defined benefit and/or defined contribution pension plans, which provide benefits to the Company's collective bargaining employees. The expense under these plans totaled $0.4 million and $1.1 million for the quarter and six months ended October 1, 2006, respectively.

During the same period of fiscal year 2006, the expense for these plans totaled $1.2 million and $2.5 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Notes to Consolidated Financial Statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith.

OVERVIEW

The Company derives a significant portion of its revenues from work performed under its contracts with the U.S. Navy ("Navy") and the U.S. Coast Guard ("Coast Guard"). Work under such contracts is scheduled by and at the convenience of the Navy and the Coast Guard. US Coast Guard work on the Polar Class Icebreakers as well as work on submarine contracts for Electric Boat ("EB") contributed significantly to the amount of work performed in the first half of fiscal year 2007.

Operating Results

All comparisons within the following discussion are to the corresponding period in the previous year, unless otherwise stated.

Revenue - The Company's second quarter revenue of $16.5 million reflects a decrease of $54.3 million (77%) from the same period last fiscal year. The quarter to quarter decrease largely results from lower Navy work volumes. The majority of the Company's Navy work volumes, as measured by direct labor hours, are associated with short-term (less than six months) vessel availabilities executed under multi-year option contracts. In the second quarter of the prior year, revenues were favorably impacted by overhaul work on the aircraft carrier USS Stennis, Post Shakedown Availability work on the destroyer USS Momsen, and the planned maintenance availability (docking) of the U.S. Coast Guard Polar Sea icebreaker, all of which completed prior to the current fiscal year. In contrast, the second quarter of the current year coincided with the beginning execution phase for overhaul work on the aircraft carrier USS Lincoln.

Revenues for the first six months of fiscal year 2007 of $36.6 million reflect a decrease of $101.0 million (73%) from the comparable period of fiscal year 2006. The revenue decrease in the first six months of fiscal year 2007 is primarily attributable to the aforementioned year-on-year reduction in U.S. Navy and U.S. Coast Guard volumes.

The ship repair business consists of individual and short duration repair events, some of which are exercised by the Government under its various multi-ship, multi-option contracts. Consequently, operating results for any period presented are not necessarily indicative of results that may be expected in any other period.

Cost of Revenue - Cost of revenue during the second quarter of fiscal year 2007 was $11.3 million, or 69% of revenue. Cost of revenue during the second quarter of fiscal year 2006 was $53.3 million, or 75% of revenue. The decrease in cost of revenue in the second quarter of fiscal year 2007 is primarily attributable to a decrease in Navy work volumes. The decrease in the cost of revenue as a percentage of revenue when compared to the first quarter of fiscal year 2006 is primarily attributable to higher overhead reimbursement rates which affect cost-type revenues.

Cost of revenue during the first six months of fiscal year 2007 was $24.4 million, or 67% of revenue. During the comparable period in fiscal year 2006, cost of revenue was $103.1 million, or 75% of revenue. The decrease in cost of revenue is primarily driven by the aforementioned volume reductions versus the same period in the prior year, The decrease of cost of revenue as a percentage of revenue in the first six months of fiscal 2007 versus the same period of fiscal 2006 is primarily attributable to higher overhead reimbursement rates which affect cost-type revenues.

Administrative and manufacturing overhead expense - Overhead costs for administrative and manufacturing activities were $5.3 million, or 32% of revenue, for the second quarter of fiscal year 2007. During the same period of fiscal year 2006, administrative and manufacturing overhead costs were $11.2 million, or 16% of revenue. The $5.9 million decrease in administrative and manufacturing overhead is primarily attributable to volume decreases in the second quarter of fiscal 2007 versus the same period in the prior fiscal year. The increase in administrative and manufacturing costs as a percentage of revenue is attributed to the fixed nature of many of these costs.

Administrative and manufacturing overhead costs for the first six months of fiscal year 2007 were $14.2 million, or 39% of revenue. During the same period of fiscal year 2006, administrative and manufacturing overhead costs were $24.9 million, or 18% or revenue. The $10.7 million decrease is the result of lower volumes during the first six months of fiscal 2007 versus the same period in the prior year. As discussed above for the quarter, the increase in administrative and manufacturing costs as a percentage of revenue is attributable to the fixed nature of many of these costs.

Investment & Other Income - Investment and other income was $0.3 million for the second quarter of fiscal year 2007. During the same period in fiscal year 2006, investment and other income was $0.4 million. Investment and other income was $0.7 million during the first half of fiscal year 2007 and fiscal year 2006, respectively.

Income Taxes - The Company's effective income tax rate was 34% in the second quarters of both fiscal year 2007 and 2006. In the second quarter of fiscal 2007, the Company recorded $0.1 million in federal income tax expense. During the same period of fiscal 2006, the Company recorded $2.3 million in federal income tax expense.

The Company's effective income tax rate was 34% for the first half of both fiscal years 2007 and 2006. The company recorded $0.3 million in federal tax benefit in the first half of fiscal year 2007. During the same period of fiscal year 2006 the company recorded $3.6 million in expense

LIQUIDITY AND CAPITAL RESOURCES

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

Working Capital

Working capital at October 1, 2006 was $27.2 million, a decrease of $23.0 million or 46% from the working capital reported at the end of fiscal year 2006. This decrease is primarily attributable to the funding of an extraordinary cash dividend of $4.00 per share which totaled approximately $22.1 million (discussed below). A reduction in cash of $3.5 million, a decrease in securities available-for-sale of $24.7 million and a reduction in accounts receivable of $3.7 million were offset by decreases in accounts payable and other accruals of $7.5 million.

Capital Expenditures

Capital expenditures of $0.8 million for the second quarter of fiscal year 2007 and $1.9 million for the first half of fiscal year 2007 were attributable to planned improvements to the Seattle shipyard facility and investments in equipment.

Credit Facility

Shortly after the end of fiscal year 2006, the Company re-negotiated certain terms of its $10.0 million revolving credit facility. The credit facility, which is renewable on a bi-annual basis, provides the Company with greater flexibility in funding its operational cash flow needs. Borrowings on the line of credit have an interest rate, at management's discretion, of either the prime rate or LIBOR rate plus 1.5%. Furthermore, the Company has certain financial debt covenants that it must meet in order to maintain this line of credit. Todd is in compliance with all debt covenants and had no outstanding borrowings as of October 1, 2006 and April 2, 2006, respectively.

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

On June 23, 2006, the Company paid a dividend of fifteen cents ($0.15) per share to all shareholders of record as of June 8, 2006. On September 26, 2006, the Company paid a dividend of fifteen cents ($0.15) per share to all shareholders of record as of September 8, 2006. In each case the amount of the dividend paid was $0.8 million.

Also, on September 15, 2006, the Company declared a dividend of fifteen cents ($0.15) per share to be paid on December 22, 2006 to all shareholders of record as of December 6, 2006. The estimated amount of this dividend is $0.8 million.

ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

As reflected in the balance sheet and discussed in Note 4 to the financial statements, the Company has provided total aggregate reserves of $12.6 million at October 1, 2006 for its contingent environmental and bodily injury liabilities. As of April 2, 2006, the Company had recorded aggregate reserves of $14.2 million. The $1.6 million decrease in aggregate reserves during the first six months of fiscal 2007 is comprised of a $1.0 million reduction in Harbor Island Superfund Site reserves due to recent remediation activities and a $0.6 million reduction in bodily injury liabilities due to claims activity during this period. Due to the complexities and extensive history of the Company's environmental and bodily injury matters, the amounts and timing of future expenditures are uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

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

As of October 1, 2006, the Company has recorded aggregate assets of $10.0 million related to its reserves for environmental and bodily injury liabilities. As of April 2, 2006, the Company had recorded aggregate assets of $11.4 million. The $1.4 million decrease in these assets is a result of receipts for the Harbor Island remediation currently in progress of $1.1 million and a decrease in recoveries related to bodily injuries of $0.3 million. These assets reflect receivables under contractual arrangements with the insurance companies to share costs for certain environmental and other matters, as well as amounts deposited to securitize certain remediation activities. Amounts recoverable from insurance companies are recorded within the Company's Consolidated Balance Sheets as insurance receivables and, in the case of reimbursements currently due, as a current asset. Amounts held in security deposits are recorded within the Company's Consolidated Balance Sheets as restricted cash.

BACKLOG

At October 1, 2006 the Company's firm shipyard backlog consisted of approximately $59 million of repair and overhaul work. The Company's backlog at April 2, 2006 was approximately $72 million. The decrease in the backlog work at the end of the first half of fiscal year 2007 is primarily due to the completion of work on several US Coast Guard and Navy vessels and a reduction in the scope of work scheduled for the USS Lincoln.

LABOR RELATIONS

The Company operates under a collective bargaining agreement with the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards) which was ratified by the rank and file in November 2005. The three-year agreement, which was retroactive to August 1, 2005, will expire on July 31, 2008. The agreement provides for increases in the wages and fringe benefits of approximately 4.3% per year.

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

(b) Changes in Internal Controls Over Financial Reporting. There have been no changes in our internal controls over financial reporting during the three months ended October 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

No. 99.1	Press Release dated November 9, 2006 announcing financial for the Company's quarterly period ended October 1, 2006 (furnished herewith)*

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
November 9, 2006