Form 10-Q
period 2006-12-31
TODD SHIPYARDS CORP
filed 2007-02-08
CIK 98537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____

Commission File Number 1-5109

Todd Shipyards Corporation

(Exact name of registrant as specified in its charter)

Delaware	91-1506719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1801-16th Avenue SW
Seattle, WA	98134-1089
(Address of principal executive offices)	(Zip Code)

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

There were 5,638,676 shares of the corporation's $0.01 par value common stock outstanding at February 8, 2007.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Report that are not historical facts or information are "forward-looking statements." Words such as "believe," "expect," "intend," "will," "should," and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, which could cause the outcome to be materially different than stated. Such risks and uncertainties include both general economic risks and uncertainties and matters discussed in the Company's annual report on Form 10-K which relate directly to the Company's operations and properties. The Company cautions that any forward-looking statement reflects only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove to be inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Periods Ended December 31, 2006 and January 1, 2006
(In thousands of dollars, except per share data)

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
Unaudited December 31, 2006 and Audited April 2, 2006
(In thousands of dollars except share data)

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Periods Ended December 31, 2006 and January 1, 2006
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

Third Quarter Adjustment

Revenues for the three months ended December 31, 2006 includes revenues of $0.3 million (pretax) which should have been recorded in the quarter ended October 1, 2006. This adjustment represents a correction to deferred revenue for additional billings recognized on a closed project. Management believes the impact of this correction is not material to either of the quarters ended October 1, 2006 or December 31, 2006.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Effective April 3, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS 123R"). SFAS 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, supercedes APB Opinion No.25, Accounting for Stock Issued to Employees, and amends FASB Statement No.95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in Statement 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted this revised statement using the "modified prospective" recognition method in which compensation cost is recognized beginning on the first day of the Company's fiscal year 2007 for all share-based payments granted after the effective date and for all awards granted to employees prior to April 3, 2006 that remain unvested on the effective date. Adoption of SFAS 123R does not have a material impact on the Company's financial statements and results of operations due to the Company's election in fiscal year 2003 to apply the expense recognition provisions of Statement 123 as well as due to the relatively small number of unvested options outstanding upon adoption.

On September 30, 2006, the Financial Accounting Standards Board (FASB) issued the new Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"). This new standard amends FASB Statements No. 87, 88, 106, and 132(R), all of which provide accounting guidance for pensions and other postretirement benefits. The objectives of this statement are for an employer to (a) recognize the over funded or under funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur, and (b) measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective dates of the two objectives are for fiscal years ending after December 15, 2006 and December 15, 2008, respectively. Regarding the recognition requirement, the Company plans to adopt SFAS 158 as of its fiscal year end on April 1, 2007. The estimated impact of this adoption is an approximate $6.0 million; net of tax, reduction in accumulated other comprehensive income and an approximate $8.6 million reduction in deferred pension assets. Regarding the measurement date requirement, the Company currently uses a measurement date consistent with the requirements of this standard.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Regarding the recognition requirement, the Company plans to adopt FIN 48 as of its fiscal year beginning April 1, 2007. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition.

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

4. ENVIRONMENTAL AND OTHER RESERVES

As discussed in the Company's Form 10-K for the fiscal year ended April 2, 2006, the Company faces liabilities in connection with the alleged presence of hazardous waste materials at its Seattle shipyard and at two additional sites used by the Company for disposal of alleged hazardous waste. Parties alleging damages from past exposure to toxic substances at Company facilities have also named the Company as a defendant in civil actions.

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

The agreement provides coverage for the known liabilities in an amount not to exceed the policy limits. As of December 31, 2006, these policy limits exceed the Company's current booked reserves of approximately $4.5 million. Included in the reserves are sediment remediation costs for Harbor Island of $0.2 million that are expected to occur in the next 12 months. These costs are reflected in the Company's balance sheet under current liabilities. Likewise, the insurance receivable of $0.2 million relating to these reserves is reflected in the Company's balance sheet under current assets.

Additionally, in fiscal year 2001 the Company entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

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

Other Environmental Sites

The Company was notified in November 2006 regarding the discovery of sub surface oil on the property formerly owned by the Company in Galveston, Texas. The subject property was sold by the Company to the Port of Galveston in 1992 and there have been several intervening owners and operators at the site since 1992. The Company is investigating the factual allegations and any potential liability. Due to the uncertainties at this time the Company has not established a reserve.

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

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, analyzing them in two different categories based on severity of illness. Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All others of a less medically serious nature are categorized as "non-malignant". The Company is currently defending approximately 22 "malignant" claims and approximately 546 "non-malignant" claims. The Company and its insurers are vigorously defending these actions.

As of December 31, 2006 the Company has recorded a bodily injury liability reserve of $6.8 million and a bodily injury insurance receivable of $5.3 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $7.3 million and $5.5 million, respectively, at April 2, 2006. These bodily injury liabilities and receivables are classified within the Company's Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

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

Since establishing the reserve, the Company has paid approximately $0.7 million and $0.6 million in claims as of December 31, 2006 and April 2, 2006, respectively, which have been charged against the reserve.

5. COMPREHENSIVE INCOME

The Company reported a comprehensive income of $2.4 million for the quarter ended December 31, 2006 which consisted of net income of $2.4 million and a net unrealized gain in available-for-sale securities of $0.01 million recorded in accumulated other comprehensive income. For the nine month period then ended, the Company reported a comprehensive income of $1.8 million, which consisted of net income of $1.9 million and a net unrealized loss on available-for-sale securities of $0.1 million.

During the same period of fiscal year 2006, the Company reported a comprehensive income of $1.4 million for the quarter ended January 1, 2006, which consisted of net income of $1.5 million and a decrease in net unrealized gains on available-for-sale marketable securities of $0.1 million. For the nine month period then ended, the Company reported comprehensive income of $8.5 million, which consisted of net income of $8.4 million and a net unrealized gain on available-for-sale securities of $0.1 million.

6. NET INCOME PER SHARE

The following table represents the calculation of net income per common equivalent share - diluted.

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

Under a provision of the Omnibus Budget Reform Act of 1990 ("OBRA '90") the Company will transfer approximately $1.3 million in excess pension assets from its Retirement System into a fund to pay fiscal year 2007 retiree medical benefit expenses. OBRA '90 was modified by the Work Incentives Improvement Act of 1999 and subsequently updated April 10, 2004 by the Pension Funding Equity Act (HR-3108) to extend annual excess asset transfers through the fiscal year ending March 30, 2014.

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

Because such benefit obligations do not accrue for current employees of the Company, there is no current year service cost component of the accumulated post retirement health benefit obligation.

Union Pension Plans - Operating Shipyard - The Company participates in several multi-employer defined benefit and/or defined contribution pension plans, which provide benefits to the Company's collective bargaining employees. The expense under these plans totaled $0.8 million and $1.8 million for the quarter and nine months ended December 31, 2006, respectively.

During the same period of fiscal year 2006, the expense for these plans totaled $0.8 million and $3.4 million, respectively.

8. LEASING ACTIVITIES

Lease Income and Lease Expense

The Company entered into a lease on January 9, 2006, to provide facility support on the Hood Canal Bridge Construction Project. The lease's duration is anticipated to continue until early 2009. Lease income and Lease expense from all facility rentals have been reported separately due to the materiality of the revenue and expenses associated with this lease. The Company's has recorded lease income of $1.8 million and related lease expenses of $1.0 million for the third quarter.

Lease income and related lease expenses for the first nine months of fiscal year 2007 was $2.4 million and $1.3 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Notes to Consolidated Financial Statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith.

OVERVIEW

The Company derives a significant portion of its revenues from work performed under its contracts with the United States Navy ("Navy") and the United States Coast Guard ("Coast Guard"). Work under such contracts is scheduled by and at the convenience of the Navy and the Coast Guard. Coast Guard work on the Polar Class Icebreakers as well as work on submarine contracts for Electric Boat Corporation ("EB") contributed significantly to the amount of work performed in the first three quarters of fiscal year 2007.

Operating Results

All comparisons within the following discussion are to the corresponding period in the previous year, unless otherwise stated.

Revenue - The Company's third quarter revenue of $44.2 million reflects an increase of $12.6 million (40%) from the same period last fiscal year. The quarter to quarter increase largely results from higher work volumes primarily attributable to work for the Navy on the USS Abraham Lincoln NIMITZ-class aircraft carrier.

Revenues for the first nine months of fiscal year 2007 of $80.8 million reflect a decrease of $88.4 million (52%) from the comparable period of fiscal year 2006. The revenue decrease in the first nine months of fiscal year 2007 is primarily attributable to reductions in Navy and Coast Guard volumes. The majority of the Company's Navy work volumes, as measured by direct labor hours, are associated with short-term (less than six months) vessel availabilities executed under multi-year option contracts. In the first nine months of the prior year, revenues were favorably impacted by overhaul work on the aircraft carrier USS Stennis, post shakedown availability work on the destroyer USS Momsen, the scheduled service availability (docking) of the frigate USS Ford and the planned maintenance availability (docking) of the Coast Guard Polar Sea icebreaker, all of which completed prior to the current fiscal year. In contrast, the first nine months of the current year coincided with planning and overhaul work on the aircraft carrier USS Lincoln and lower volumes associated with work for the Coast Guard on the Polar Star and Healy icebreakers.

The ship repair business consists of individual and short duration repair events, some of which are exercised by the Government under its various multi-ship, multi-option contracts. Consequently, operating results for any period presented are not necessarily indicative of results that may be expected in any other period.

Cost of Revenue - Cost of revenue during the third quarter of fiscal year 2007 was $31.2 million, or 71% of revenue. Cost of revenue during the third quarter of fiscal year 2006 was $22.0 million, or 70% of revenue. The increase in cost of revenue in the third quarter of fiscal year 2007 is primarily attributable to an increase in Navy and Ship Repair work volumes.

Cost of revenue during the first nine months of fiscal year 2007 was $55.9 million, or 69% of revenue. During the comparable period in fiscal year 2006, cost of revenue was $125.1 million, or 74% of revenue. The decrease in cost of revenue is primarily driven by the aforementioned volume reductions versus the same period in the prior year. The decrease in the cost of revenue as a percentage of revenue when compared to the third quarter of fiscal year 2006 is primarily attributable to higher overhead reimbursement rates which affect cost-type revenues.

Administrative and manufacturing overhead expense - Overhead costs for administrative and manufacturing activities were $10.3 million, or 23% of revenue, for the third quarter of fiscal year 2007. During the same period of fiscal year 2006, administrative and manufacturing overhead costs were $7.8 million, or 25% of revenue. The $2.4 million increase in administrative and manufacturing overhead is primarily attributable to volume increases in the third quarter of fiscal 2007 versus the same period in the prior fiscal year.

Administrative and manufacturing overhead costs for the first nine months of fiscal year 2007 were $24.5 million, or 30% of revenue. During the same period of fiscal year 2006, administrative and manufacturing overhead costs were $32.7 million, or 19% or revenue. The $8.2 million decrease is the result of lower volumes during the first nine months of fiscal 2007 versus the same period in the prior year. The increases in administrative and manufacturing costs as a percentage of revenue is attributable to the fixed nature of many of these costs.

Investment and Other Income - Investment and other income was $1.1 million for the third quarter of fiscal year 2007. During the same period in fiscal year 2006, investment and other income was $0.5 million. Investment and other income were $2.5 million and $1.1 million during the first nine months of fiscal year 2007 and fiscal year 2006, respectively.

The increase in lease income and expense is due primarily to the lease of certain facilities to be used in connection with the construction of the Hood Canal Floating Bridge.

Income Taxes - The Company's effective income tax rate was 35% in the third quarters of both fiscal year 2007 and 2006. In the third quarter of fiscal 2007, the Company recorded $1.3 million in federal income tax expense. During the same period of fiscal 2006, the Company recorded $0.8 million in federal income tax expense.

The Company recorded $1.0 million in federal tax benefit in the first nine months of fiscal year 2007. During the same period of fiscal year 2006 the Company recorded $4.3 million in expense.

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

Working Capital

Working capital at December 31, 2006 was $28.8 million, a decrease of $21.4 million or 43% from the working capital reported at the end of fiscal year 2006. This decrease is primarily attributable to the funding of an extraordinary cash dividend of $4.00 per share which totaled approximately $22.1 million (discussed below). A reduction in cash of $6 million, a decrease in securities available-for-sale of $25 million and a reduction in costs in excess of billings of $3.4 million were offset by decreases in accounts payable and other accruals of $5.1 million.

Capital Expenditures

Capital expenditures of $0.6 million for the third quarter of fiscal year 2007 and $2.5 million for the first nine months of fiscal year 2007 were attributable to planned improvements to the Seattle shipyard facility and investments in equipment.

Credit Facility

Shortly after the end of fiscal year 2006, the Company re-negotiated certain terms of its $10.0 million revolving credit facility. The credit facility, which is renewable on a bi-annual basis, provides the Company with greater flexibility in funding its operational cash flow needs. Borrowings on the line of credit have an interest rate, at management's discretion, of either the prime rate or LIBOR rate plus 1.5%. Furthermore, the Company has certain financial debt covenants that it must meet in order to maintain this line of credit. Todd is in compliance with all debt covenants and had no outstanding borrowings as of December 31, 2006 and April 2, 2006, respectively.

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

In addition to the extraordinary dividend of $4.00 per share mentioned above, the Board of Directors increased the quarterly dividend, payable June 23, 2006, from $0.10 to $0.15 per share. In fiscal years 2006 and 2005, the Company paid quarterly dividends of $0.10 per share.

On June 23, 2006, the Company paid a dividend of fifteen cents ($0.15) per share to all shareholders of record as of June 8, 2006. On September 26, 2006, the Company paid a dividend of fifteen cents ($0.15) per share to all shareholders of record as of September 8, 2006. On December 22, 2006, the Company paid a dividend of fifteen cents ($0.15) per share to all shareholders of record as of December 6, 2006. In each case the amount of the dividend paid was $0.8 million.

On December 14, 2006, the Company declared a dividend of fifteen cents ($0.15) per share to be paid on March 23, 2007 to all shareholders of record as of March 8, 2007. The estimated amount of this dividend is $0.8 million.

ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

As reflected in the balance sheet and discussed in Note 4 to the financial statements, the Company has provided total aggregate reserves of $12.2 million at December 31, 2006 for its contingent environmental and bodily injury liabilities. As of April 2, 2006, the Company had recorded aggregate reserves of $14.2 million. The $1.9 million decrease in aggregate reserves during the first nine months of fiscal 2007 is comprised of a $1.4 million reduction in Harbor Island Superfund Site reserves due to recent remediation activities and a $0.5 million reduction in bodily injury liabilities due to claims activity during this period. Due to the complexities and extensive history of the Company's environmental and bodily injury matters, the amounts and timing of future expenditures are uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

The Company has various insurance policies and agreements that provide coverage on the costs to remediate certain environmental sites and for the defense and settlement of bodily injury cases. These policies and agreements are primarily with two insurance companies. Based upon the current credit ratings of both of these companies, the Company anticipates that both parties will be able to perform under the terms of their respective policy or agreement.

As of December 31, 2006, the Company has recorded aggregate assets of $9.9 million related to its reserves for environmental and bodily injury liabilities. As of April 2, 2006, the Company had recorded aggregate assets of $11.4 million. The $1.5 million decrease in these assets is a result of receipts for the Harbor Island remediation currently in progress of $1.2 million and a decrease in recoveries related to bodily injuries of $0.3 million. These assets reflect receivables under contractual arrangements with the insurance companies to share costs for certain environmental and other matters, as well as amounts deposited to securitize certain remediation activities. Amounts recoverable from insurance companies are recorded within the Company's Consolidated Balance Sheets as insurance receivables and, in the case of reimbursements currently due, as a current asset. Amounts held in security deposits are recorded within the Company's Consolidated Balance Sheets as restricted cash.

BACKLOG

At December 31, 2006 the Company's firm shipyard backlog consisted of approximately $48 million of repair and overhaul work. The Company's backlog at April 2, 2006 was approximately $72 million. The decrease in the backlog work at the end of the third quarter of fiscal year 2007 is primarily due to the completion of work on several Coast Guard and Navy vessels and a reduction in the scope of work scheduled for the USS Lincoln.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were ineffective because of the material weakness discussed below.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f), as of December 31, 2006. This assessment identified a control deficiency within reconciliation procedures related to the Company's monthly closing process relating to revenue recognition and work in process on completed fixed price contracts. Although the dollar amount at issue was not material to the Company's financial statements, management concluded that the deficiency in the closing procedures and controls constituted a material weakness in the Company's internal control over financial reporting.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described above, management believes that, as of December 31, 2006, the Company's internal control over financial reporting was not effective based on those criteria.

Since the discovery of the material weakness in internal controls described above, management is strengthening the Company's internal controls over financial reporting and is taking various actions to improve the Company's internal controls including, but not limited to, implementing additional procedures and levels of review to improve reconciliation procedures and policies and generally strengthen the closing process.

The Company has assigned a high priority to remediating the material weakness in the Company's internal control over financial reporting.

(b) Changes in Internal Controls Over Financial Reporting. There have been no changes in our internal controls over financial reporting during the nine months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Subsequent to the end of the quarter, after discovering a material weakness in internal controls over financial reporting in the Company's reconciliation procedures, the Company made changes in its internal controls over financial reporting during the fourth quarter of fiscal 2007 ending April 1, 2007 in order to address the material weakness identified. The Company plans to take further remediation steps by the end of the fourth quarter of fiscal 2007 to confirm that effective controls are in place and continue to operate as designed.

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

ITEM 6. EXHIBITS

(a) Exhibits
No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

No. 32.1

Certification of Chief Executive Officer pursuant to Section 302 and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code. (furnished herewith)*

No. 32.2

Certification of Chief Financial Officer pursuant to Section 302 and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code. (furnished herewith)*

No. 99.1	Press Release dated February 8, 2006 announcing financial for the Company's quarterly period ended December 31, 2006 (furnished herewith)*

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

/s/ Berger A. Dodge
Berger A. Dodge
Chief Financial Officer and Treasurer
February 8, 2007