Form 10-K
period 2007-04-01
TODD SHIPYARDS CORP
filed 2007-06-13
CIK 98537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 1, 2007

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $91.9 million as of October 1, 2006.

There were 5,638,676 shares of the corporation's $0.01 par value common stock outstanding at June 13, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be delivered to shareholders within 120 days after close of fiscal year are incorporated by reference into Part III of the Annual Report on Form 10-K.

Table of Contents

Index

PART I

PART II

PART III

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

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

PART I

ITEM 1. BUSINESS

INTRODUCTION

Todd Shipyards Corporation ("Todd" or "the Company") was organized in 1916 and has operated a shipyard in Seattle, Washington (the "Shipyard") since incorporation. The Company is incorporated under the laws of the State of Delaware and operates the Shipyard through a wholly owned subsidiary, Todd Pacific Shipyards Corporation ("Todd Pacific"). Todd Pacific has historically been engaged in the repair/overhaul, conversion and construction of commercial and military ships. The Company considers itself to operate under one segment.

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

OPERATIONS

SHIP REPAIR

Currently the Company's primary operation is ship repair. The nature of this work ranges from relatively minor repairs to major overhauls and often involves the dry-docking of the vessel under repair. The cycle time for these projects span from shorter (one week or less) to longer (more than six months) periods of time depending on the work performed.

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

The Company's commercial and Government ship repair and overhaul contracts contain customer payment terms that are determined by mutual agreement. Typically, the Company is reimbursed periodically through progress payments based on the achievement of certain agreed to milestones. In some cases, the customer retains an agreed portion of the contract price during the warranty period. Some vessel owners contracting for repair, maintenance, or conversion work also require some form and amount of performance and payment bonding, particularly state agencies. Because of these requirements the Company is bonded for certain projects in the cumulative amount of $43.3 million at April 1, 2007.

CONSTRUCTION

Although the Company's major focus is on ship repair, overhaul and conversion, it selectively undertakes new construction projects when it deems the risks are manageable and the opportunities are commensurate with the risks undertaken. As an example, the Company, acting as a subcontractor to another local shipyard, recently constructed a portion of a new car ferry being built for Pierce County, Washington.

Todd is one of three bidders qualified by the Washington State Department of Transportation to participate in the request for proposal process ("RFP") for the construction of four new auto ferries for Washington State Ferries. The proposed boats would be designed to carry 144 automobiles and under current legislation, must be built in Washington State. The proposed ferries are smaller than the three Jumbo Mark II ferries built by Todd Pacific in the 1990's. The Washington State Legislature passed SHB 2378 which became law on May 14, 2007. That legislation allows the three qualified bidders thirty days to meet and discuss the possibility of working together to construct the ferries pursuant to a contract to be negotiated with the Washington State Ferry System. The legislation further provides that the potential builders must communicate their intention to work together to build the ferries on or before June 13, 2007. In the event the three shipyards determine that they are not willing to work together to build the ferries then the RFP process for the ferry new construction will revert back to the process in place prior to the passage of SHB 2378. Finally, if there is a single bidder, WSF may negotiate terms with that single bidder.

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

FOREIGN

Opportunities for the Company to serve non-United States ship owners or operators are limited because shipyards in foreign countries are often subsidized by their governments and in some cases enjoy significantly lower labor costs. Subsidies can allow foreign shipyards to enter into production contracts at prices below their actual production costs.

COMPETITIVE ADVANTAGES

The Company intends to continue capitalizing on the advantages of its geographic location, the skills of its experienced workforce and improved lean production efficiencies developed over the past several years as it competes for repair, maintenance and overhaul opportunities.

CUSTOMERS

In 2007 Todd serviced approximately 84 customers, both as the prime contractor and as a subcontractor to the prime contractor, compared with 73 in 2006. The Company's two largest customers are the U.S. Navy and the U.S. Coast Guard. Todd's business with the Navy and the Coast Guard is typically done through long-term cost-type and fixed-priced contracts. A loss of either one of these significant customers could have an adverse effect upon the Company.

DISTRIBUTION OF REVENUES

The approximate distribution of the Company's shipyard revenues for each of the last three fiscal years is summarized as follows:

U.S. Government revenue consists of revenue on only U.S. Government jobs for which the Company was the prime contractor and excludes revenue where the Company was the subcontractor. Revenues earned as a subcontractor are included in non-U.S. Government revenues. The percentage of the Company's revenues derived from Government sources decreased in fiscal year 2007 from fiscal year 2006. Work volumes and revenue are closely tied to the timing of availabilities for certain Navy and Coast Guard vessels covered by the Company's long-term Government contracts. The year on year decrease in revenue from Government sources was primarily driven by reduced work demand by Government customers for the vessel availabilities coinciding with the Company's fiscal year 2007. Revenue continues to be strongly influenced by the amount and timing of repair, maintenance and overhaul work awarded under the remaining Navy cost-type contracts (see Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations - "Significant Revenue Contracts").

BACKLOG

At April 1, 2007 the Company's backlog consisted of approximately $36 million of ship repair, maintenance, and conversion work. This compares with backlogs of approximately $72 million and $53 million at April 2, 2006 and April 3, 2005, respectively. The Company's backlog is primarily attributable to firm repair, maintenance and conversion work scheduled for completion during fiscal year 2008.

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

EMPLOYEES

The number of persons employed by the Company varies considerably depending primarily on the level of shipyard activity. Employment averaged approximately 800 during fiscal year 2007 and totaled approximately 800 employees on April 1, 2007.

During fiscal year 2007, an average of approximately 650 of the Company's shipyard employees were covered by a union contract that became effective on August 1, 2005. At April 1, 2007, approximately 700 Company employees were covered under this contract.

In November 2005, Todd Pacific Shipyards reached an agreement for a new collective bargaining agreement with the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards) which was subsequently ratified by the rank and file members. The three-year agreement, which was retroactive to August 1, 2005, will expire on July 31, 2008. The agreement provides for increases in the wages and fringe benefits at a rate of approximately 4.3% per year. Management considers its relations with the various unions to be stable.

REGULATORY MATTERS

ENVIRONMENTAL AND BODILY INJURY MATTERS

The Company is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. Fines and penalties may be imposed for non-compliance with these laws.

Recurring costs associated with the Company's environmental compliance program are expensed as incurred. Recent capital expenditures in connection with environmental compliance include the multi-year development of a storm water system for approximately $4.0 million, which was completed in fiscal year 2006.

The Company has an accrued liability of $12 million as of April 1, 2007 for environmental and bodily injury matters. As assessments of environmental matters and remediation activities progress, these liabilities are reviewed periodically and adjusted to reflect additional technical, engineering and legal information that becomes available. The Company's estimate of its environmental liabilities is affected by several uncertainties such as, but not limited to, the method and extent of remediation of contaminated sites, the percentage of material attributable to the Company at the sites relative to that attributable to other parties, and the financial capabilities of the other Potentially Responsible Parties ("PRP") at most sites. The Company's estimate of its bodily injury liabilities is also affected as additional information becomes known regarding alleged damages from past exposure to asbestos at Company facilities. The Company is covered under its various insurance policies for some, but not all, potential environmental and bodily injury liabilities.

As of April 1, 2007, the Company has recorded an insurance receivable of $9.5 million, which mitigates a major portion of the accrued environmental and bodily injury liabilities.

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

  The Company's cost-type Government contracts provide the Government with the option to have Todd perform repair, maintenance and overhaul activities on certain Government ships, and in some cases at certain Government facilities. While work on these ships is typically done at reasonably predictable intervals, those intervals can be substantially altered as a result of changing military priorities and other unexpected deployments. Furthermore, a decision by the Government to redeploy these ships to another permanent geographic location could have a negative impact on the Company's business depending on that location. Additionally, there is no assurance that the Company will be successful in its efforts to win renewal of any of its cost-type Government contracts. Even in the absence of geographic reassignment or other necessity, the Government remains free to elect to have work done by other parties that is contemplated to be done under its contracts with Todd.

  The Company's fixed-price contracts subject it to the risk of increased project cost. The profitability of its fixed-price contracts can be adversely affected by a number of factors that can cause its actual costs to materially exceed the costs estimated at the time of the original bid. Even in situations in which some of such increased costs arise as a result of customer initiated or approved change orders, there may be a delay or dispute as to the amount of increased revenue due to the Company.

  Accounting for the Company's revenues and costs involves significant estimates. As further described in "Critical Accounting Policies, Estimates, and Judgments" under Management's Discussion and Analysis of Financial Condition and Results of Operation (Item 7.), accounting for contract related revenues and costs as well as other cost items requires management to make a variety of significant estimates and assumptions. Although the Company believes it has sufficient experience and processes to enable it to formulate appropriate assumptions and produce reliable estimates, these assumptions and estimates may change significantly in the future and such changes could have a material adverse effect on the Company's financial position and the results of operations. On a regular basis, the Company monitors its policies and procedures with respect to its contracts to ensure consistent application under similar terms and conditions as well as compliance with all applicable government regulations. In addition, costs incurred and allocated to contracts with the U.S. Government are routinely audited by the Defense Contract Audit Agency ("DCAA"). The government has the ability to recover or disallow any costs which are improperly charged against or allocated to the contracts.

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

  As more fully described in Item 3. Legal Proceedings, the Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at its Seattle shipyard and at closed former Company facilities. The Company is currently defending approximately 504 such claims, 19 of which are considered significant. The Company has insurance agreements in place to cover these potential liabilities but a portion of that coverage, based on historical data, is expected to be exhausted in approximately three years. The continued defense and settlement of these claims, after exhaustion of one of the insuring agreements, could have a significant impact on the Company's profitability.

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

The lease terms on Dry Dock 1 and Dry Dock 10 provide for nominal annual lease payments and minimum amounts of annual maintenance that the Company must perform. The leases also include minimum levels of maintenance that the Company must perform over the life of the lease. The Company has included the nominal annual lease payments and the costs of the average annual maintenance that must be performed over the life of the leases on these dry docks in the current and future lease commitments in Note 9 of the Notes to the Consolidated Financial Statements in Item 8. The Company is currently in negotiations to purchase the YFD-70 dry dock from the Navy prior to or at the end of its current lease.

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

During fiscal years 2007 and 2006, the Company spent approximately $6.5 million and $6.4 million, respectively, on shipyard capital expenditures.

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

The Company is identified as a potentially responsible party ("PRP") by the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA," commonly known as the "Superfund") in connection with matters pending at three Superfund sites. Additionally, the Company has received information requests in several Superfund cases where the Company has asserted that its liability was discharged when it emerged from bankruptcy in 1990.

Generally these environmental claims relate to sites used by the Company for disposal of alleged hazardous waste. The Company has also been named as a defendant in a number of civil actions alleging damages from past exposure to toxic substances, generally asbestos, at closed former Company facilities.

At April 1, 2007, the Company maintained aggregate reserves of $12 million for pending claims and assessments relating to environmental and bodily injury matters, including $6.2 million associated with the Harbor Island Superfund Site (the "Harbor Island Site") and $5.8 million for asbestos related claims.

Funding for costs and payments of claims represented by such reserves is expected to be provided to a significant extent by receivables due from insurance companies under policies and insurance in place agreements described below. At April 1, 2007, such receivables aggregated $9.5 million.

Included in the reserves are estimated final sediment remediation costs for Harbor Island of $2 million that are expected to occur within the next 15 years after certain piers reach the end of their useful lives. These costs are reflected in the Company's balance sheet under Environmental and Other Reserves. Similarly, the insurance receivable of $2 million relating to these reserves is reflected in the Company's balance sheet under Insurance Receivable.

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

The agreement provides coverage for the known liabilities in an amount greater than the Company's current booked reserves of $5.2 million. Additionally, the Company entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

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

Under the Federal Superfund law, potentially responsible parties may have liability for damages to natural resources in addition to liability for remediation. During the second quarter of fiscal year 2003, the Company began discussions with the natural resource trustees ("Trustees") for the Harbor Island Superfund Site ("Site") and continued these discussions during the remainder of fiscal year 2003. The Company anticipates that the Trustees will file a claim against the Company at some future date alleging damages to the natural resources at the Site caused by the release of hazardous substances. The best estimate of a potential natural resource damage claim has been included in the environmental reserve. The payment of any eventual claim is covered by the aforementioned insurance policy, except for the policy deductible, provided that aggregate policy limits have not been exceeded. The amount of the policy deductible payment is reflected in the Company's environmental reserve at April 1, 2007.

OTHER ENVIRONMENTAL REMEDIATION MATTERS

The Company was notified in November 2006 regarding the discovery of sub surface oil on the property formerly owned by the Company in Galveston, Texas. The subject property was sold by the Company to the Port of Galveston in 1992 and there have been several intervening owners and operators at the site since 1992. The Company is investigating the factual allegations and any potential liability. Due to the uncertainties at this time the Company has not established a reserve for this issue.

In January 2001, the EPA issued Special Notice letters naming the PRPs on the Hylebos Waterway Operable Unit of the Commencement Bay Superfund Site in Tacoma, Washington. The Company was not included on the EPA's list. Todd has been notified by other PRPs of their intent to bring a contribution action against the Company. Subsidiaries of the Company had a presence on the site from 1917-1925 and again from 1939-1946, for the most part, coinciding with World Wars I and II when the Company built war ships at the direction of the United States government. Several parties in 2000 hired an allocator to assign percentages of responsibility to all parties, historical and present, notwithstanding potential defenses or contractual claims. While the Company did not participate in the allocation process, the allocator's findings were taken into account in including an estimate of potential liability in the Company's reserve.

The Company has further been notified by the Commencement Bay Natural Resource Trustees ("Trustees") that the parties occupying the aforementioned property subsequent to 1946 have been allocated liability for natural resource damages. While the Trustees have not submitted a claim against the Company for natural resource damages, they invited the Company to participate in mediation with the PRPs to resolve intra-facility allocation issues. The Company declined the invitation to participate in the mediation.

The Company entered into a Consent Decree with the EPA for the clean up of the Casmalia Resources Hazardous Waste Management Facility in Santa Barbara County, California under the Resource Conservation and Recovery Act. The Company has included an estimate of the potential liability for this site in its environmental reserve.

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

During the third quarter of fiscal year 2005, the Company, along with 55 other companies and organizations, was notified that it is a potentially responsible party at the BKK Landfill Facility in West Covina, California. The site is the subject of an investigation and remedial order from the California Department of Toxic Substances Control. It is alleged that the Company's San Pedro shipyard (closed in 1990) caused shipyard waste to be sent to the BKK Facility during the 1970s and 1980s. Due to the uncertainties at this time the Company has not established a reserve for this issue.

ASBESTOS RELATED CLAIMS AND INSURANCE

The Company has been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at its Seattle shipyard and closed former Company facilities.

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, dividing them into two different categories based on severity of illness. Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All other claims of a less medically serious nature are categorized as "non-malignant." The Company is currently defending approximately 19 "malignant" claims and approximately 485 "non-malignant" claims.

The relief sought in all cases varies greatly by jurisdiction and claimant. Included in the approximate 424 cases open as of April 1, 2007 are approximately 504 claimants. The exact number of claimants is not determinable as approximately 86 of the open cases include multiple claimant filings against 20-100 defendants. The filings do not indicate which claimants allege liability against the Company. The previously stated 504 claimants is the Company's best estimate taking known facts into consideration.

Approximately 204 cases do not assert any specific amount of relief sought.

Approximately 154 cases assert on behalf of each claimant a claim for compensatory damages of $2 million and punitive damages of $20 million against approximately 20-100 defendants. Approximately 37 cases assert $5-$20 million in compensatory and $5-$20 million in punitive damages on behalf of each claimant against approximately 20-100 defendants. Approximately 25 cases assert $1-$5 million in compensatory and $5-$10 million in punitive damages on behalf of each claimant against approximately 20-100 defendants. Approximately 4 cases seek compensatory damages of less than $1 million per claim. The claims involved in the foregoing cases do not specify against which defendants which claims are made or alleged dates of exposure.

Based upon settled or concluded claims to date, the Company has not identified any correlation between the amount of the relief sought in the complaint and the final value of the claim. The Company and its insurers are vigorously defending these actions.

Bodily injury reserves declined from $7.3 million at April 2, 2006 to $5.8 million at April 1, 2007. Bodily injury insurance receivables also decreased from $5.5 million at April 2, 2006 to $4.3 million at April 1, 2007. These bodily injury liabilities and receivables are classified within the Company's consolidated balance sheets as environmental and other reserves, and insurance receivables, respectively.

The Company has entered into agreements with several of its insurers to provide coverage for a significant portion of settlements and awards related to these bodily injury claims. These agreements have aggregate limits on amounts to be paid overall and formulas for amounts of payment on individual claims. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims. The two most significant agreements provide coverage applicable to claims of exposure to asbestos occurring between 1949 and 1976 and occurring between 1976 through 1987. Insurance coverage for exposures to asbestos was no longer available from the insurance industry after 1987. Due to changes in federal regulations in the 1970's that resulted in the swift decline in commercial and military application of asbestos and increased regulation over the handling and removal of asbestos, there exists minimal risk of claims arising from exposure after 1987. Contractual formulas are utilized to determine the amount of coverage from each agreement on each claim settled or litigated. Once the initial date of alleged exposure to asbestos is determined, all contractual years subsequent to that date participate in the settlement. Since all known claims involve alleged exposure prior to 1976, the 1976 through 1987 agreement will participate in the settlement or judgment of all outstanding claims that are settled or litigated. As a result, and as further discussed below, the 1976 through 1987 agreement will exhaust prior to the 1949 through 1976 agreement. Based on historical claims settlement data only, the Company projects that at April 1, 2007, the 1949 through 1976 agreement will provide coverage for an additional 22.8 years and the 1976 through 1987 agreement will provide coverage for an additional 3.1 years. At April 2, 2006, the Company projected that these agreements would provide coverage for an additional 22.5 years and 3.6 years, respectively. The Company resolved 19 malignant claims in 2007 compared with 9 in 2006 and 11 in 2005. If historical settlement patterns or the rate of filing for new cases change in future periods, these estimated coverage periods could be shorter or longer than anticipated. Moreover, if one or both of these coverages are exhausted at some future date, the Company's costs related to subsequent claims and for legal expenses previously covered by these insurance agreements may increase.

The following chart indicates the number of claims filed and resolved in the past two fiscal years, including the number of claims yet to be resolved at the end of each fiscal year. (Resolution includes settlements, adjudications and dismissals). The claims are further categorized as either malignant or non-malignant.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended April 1, 2007.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's stock is listed on the New York Stock Exchange (NYSE:TOD).

In accordance with paragraph 12(a) of Section 303A of the New York Stock Exchange ("NYSE") Company Manual, Stephen Welch, the Company's Chief Executive Officer, has certified to the NYSE the Company's compliance with the NYSE's corporate governance listing standards as of October 16, 2006 and there are filed with or furnished to the Securities and Exchange Commission as exhibits to this report on Form 10-K the certifications required by the Sarbanes-Oxley Act of 2002 and the regulations there under.

The following table sets forth, by quarter, the high and low composite sales prices of the stock as reported by the NYSE.

At June 13, 2007, there were 5,638,676 outstanding shares of common stock. On that date there were 1,407 shareholders of record.

The Board of Directors has authorized the quarterly dividend, payable June 25, 2007 to shareholders of record as of June 8, 2007, in the amount of $0.15 per share. On June 20, 2006 the Company paid an extraordinary dividend of $4.00 per share. In fiscal year 2007 the Company paid quarterly dividends of $0.15 per share and during 2006 the Company paid quarterly dividends of $0.10 per share.

The Company made no purchases of treasury stock in the fourth quarter of fiscal year 2007.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands of dollars, except for share data)

The following table summarizes certain selected consolidated financial data of the Company, which should be read in conjunction with the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) and Consolidated Financial Statements of the Company (Item 8). These historical results are not necessarily indicative of the results of operations to be expected for any future period. On June 25, 2006 an extraordinary dividend of $4.00 per share was paid out which reduced working capital, total assets and stockholders' equity by approximately $22 million.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Notes to the Consolidated Financial Statements (Item 8) are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith. The following discussion and analysis of financial condition and results of operations contain forward-looking statements, which involve risks and uncertainties. The Company's actual results in future periods may differ significantly from the results discussed in or anticipated by such forward-looking statements. Readers should also refer to Risk Factors in Item 1A.

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

The Company's long-term contracts typically fall into one of two broad categories:

Cost-Type Contracts - Cost-type contracts provide for reimbursement of the contractor's allowable direct and indirect costs incurred and allocable to the contract plus a fee that represents profit. Cost-type contracts generally require that the contractor use its best efforts to accomplish the scope of the work within a specified time and a stated dollar limitation.

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

Compliance and Monitoring

On a regular basis, the Company monitors its policies and procedures with respect to its contracts to ensure consistent application under similar terms and conditions as well as compliance with all applicable government regulations. In addition, costs incurred and allocated to contracts with the U.S. Government are routinely audited by the Defense Contract Audit Agency ("DCAA"). The government has the ability to recover any costs which are improperly charged against or allocated to the contracts.

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

(2) CVN - This five year contract was awarded in fiscal year 2005 and consists of multiple contract options for planned incremental availabilities (PIA's), docking planned incremental availabilities (DPIA's) and continuous maintenance and upkeep for the USS LINCOLN (CVN-72), USS STENNIS (CVN-74), USS NIMITZ (CVN-68) and USS VINSON (CVN-70) when they are in Puget Sound. The last scheduled Planned Incremental Availability under the current contract will be performed on the USS STENNIS and will be substantially completed by the end of fiscal year 2008. The work includes all types of non-nuclear ship repair, alterations and maintenance. All on-board work is accomplished by the Company's workforce at Puget Sound Naval Shipyard in Bremerton, Washington, or at the Naval Station in Everett. The work is performed under a cost plus award fee with performance incentive fee contract and represents the second long term contract for aircraft carrier maintenance awarded to the Company. The first such contract was awarded in 1999. The Company is supported in this effort by various regional suppliers and subcontractors.

(3) USCG POLARS - This five year cost-plus incentive fee multi-Ship multi-Option contract with the Coast Guard, was awarded in 2004 and is for the overhaul and continued maintenance of the two Polar Class Icebreakers stationed at Seattle, Washington. The options call for planned maintenance availabilities (PMA's) and docking planned maintenance availabilities (DPMA's) for the POLAR STAR (WAGB-10) and POLAR SEA (WAGB-11). The Polar Star is currently in Commission-Special status (inactive and not operational) with no known plans to return the ship to operational status. The availabilities, and their companion planning options, extend through the last DPMA ending August 2008, and the last PMA ending in September 2008. The work to be performed includes availability planning and generalized ship maintenance and repairs as needed, with emphasis on propulsion and deck machinery work. There is no assurance that all options will be exercised, in whole or in part.

(4) USCG HEALY - This firm-fixed price, four and one half year multi-Option contract with the Coast Guard was awarded in 2006 and provides for the periodic pier-side maintenance of the USCGC Healy ("Healy") at the U.S. Coast Guard Integrated Support Center in Seattle, Washington.

(5) ELECTRIC BOAT - In fiscal year 2004, the Company entered into a contract with Electric Boat Corporation of Groton, Connecticut ("Electric Boat") to support Electric Boat's work on Trident submarines. The Company also began work on a follow-on contract to fabricate components and to accomplish associated steel outfitting, project management and quality assurance functions. This contract is associated with the structural retrofit work being accomplished by Electric Boat on the USS OHIO (SSGN 726) and USS MICHIGAN (SSGN 727) at the Puget Sound Naval Shipyard ("PSNS"). The Company's fabrication work on the USS OHIO was performed under a cost plus incentive fee contract with Electric Boat, and under a firm fixed price contract for the associated project management and quality assurance work. Work on this contract was completed in the second quarter of fiscal year 2005. The Company's work on the USS MICHIGAN was performed under a firm fixed price contract. In addition to Electric Boat's contract for the Trident's structural retrofit at PSNS, the Company entered into a contract to provide a number of repair and alteration services aboard the USS OHIO and USS MICHIGAN at PSNS. The Company's contract with Electric Boat for work on the USS Ohio and USS Michigan was substantially completed in fiscal year 2007.

(6) BATH IRON WORKS - In 2004, the Company confirmed its expected participation, along with Southwest Marine, Inc., San Diego Division, on the team lead by Bath Iron Works, a subsidiary of General Dynamics (NYSE:GD), to perform Post Shakedown Availability work ("PSA") on DDG-51 Aegis Destroyers ("Destroyers"). The Navy contract for this work, which was awarded to Bath Iron Works, includes options for PSA work to be accomplished in Navy homeports of Everett, Washington and Pearl Harbor, HI. The Company's expected participation will include the performance of the PSA work on between one and three Destroyers that are expected to be home ported in Everett, Washington. Work on the first option, as exercised by the Navy, began in the first quarter of fiscal year 2006 and was completed in the second quarter. Any additional work that the Company performs for Bath Iron Works will be accomplished under a cost plus award fee subcontract. The PSA work primarily involves the installation of system and equipment upgrades and/or ship alterations as required.

AOE - The options for the remaining availabilities on this contract will not be exercised as a result of the Navy's decision to decommission or transfer these vessels to Military Sealift Command ("MSC"). During the first quarter of fiscal year 2005, the Company submitted a claim to the Navy to settle all outstanding issues related to its Emerald Sea dry dock, which includes the Navy's share of the un-recovered repair, maintenance and operating costs of the dry dock. These are costs that the Company believes it is owed under the AOE contract. On May 31, 2005, the Navy denied the Company's claim in its entirety. The Company has appealed this decision but has not recorded any recovery in the financial results for the current or prior fiscal year.

MANAGEMENT'S OVERVIEW

The ship repair business consists of individual and short duration repair events, some of which are exercised by the Government under its various multi-ship, multi-option contracts. Consequently, operating results for any period presented are not necessarily indicative of results that may be expected in any other period.

During the first half of fiscal year 2007, the Company recorded $36.6 million, or 29.1% of its full year revenue. Revenues in the second half of the year were higher than the first half due to higher volumes of both cost-type and fixed price work in the second half versus the first half of the year. Revenues for the third and fourth quarters of the year were $88.9 million. Work volumes in the second half of the fiscal year increased due to work on the aircraft carrier USS Lincoln, Excavator Barge, M/V Malaspina, USNS Salvor and Healy.

For the full year ended April 1, 2007, the Company recorded revenue of $125.5 million, a decrease of $76.4 million, or approximately 38%, from fiscal year 2006 revenue of $201.9 million. The majority of the Company's Navy and Coast Guard work volumes, as measured by direct labor hours and revenue, are associated with short-term (less than six months) vessel availabilities executed under multi-year option contracts. In the prior year, fiscal 2006, revenues were favorably impacted by work volumes on contracts that were largely completed in that year. Fiscal 2006 volumes included overhaul work on the aircraft carrier USS Stennis, Post Shakedown Availability work on the destroyer USS Momsen as a subcontractor to Bath Iron Works, several Planned Maintenance Availabilities for U.S. Coast Guard Polar icebreakers, dry docking of the frigate USS Ford and work as a subcontractor to Electric Boat. The year on year revenue decrease from fiscal 2006 to fiscal 2007 is primarily attributable to lower volumes on all Navy and Coast Guard cost-type contracts, the conclusion of work on the USS Momsen in the prior year, and less subcontract work for Electric Boat. These year on year volumes reductions more than offset year on year volume increases on fixed-price ship repair and new construction contracts for commercial and government customers.

For the fiscal year ended April 1, 2007, the Company reported operating income of $0.4 million, which was $10.6 million or 96.1% less than operating income for the fiscal year ended April 2, 2006 of $11.1 million. The decrease in operating income for the fiscal year was primarily attributable to a decrease in Navy and Coast Guard work volumes, as well as decreased profitability on fixed price work. This profit reduction is due to challenges arising from the complexity of several conversions and large repairs being performed simultaneously.

OPERATING INCOME BY CONTRACT TYPE

Cost-plus contracts

During fiscal year 2007 the Company experienced lower work volumes related to cost-plus contracts as compared to 2006. The Company's direct labor hours decreased approximately 67 percent from 2006 on cost-plus contracts. This is primarily attributable to a decrease in work under the Company's USCG Polar and Navy CVN contracts. Operating income attributable to cost-plus contracts increased from fiscal year 2006 to fiscal year 2007 due to higher overhead reimbursement rates which affect cost-plus revenues.

Fixed-price contracts

Work volumes on fixed-price contracts, as measured by direct labor hours, was 67% higher in fiscal year 2007 as compared to the prior year. This increase was primarily due to increased ship repair and new construction volumes on a range of projects, including the NOAA Okeanos Explorer, Excavator Barge, M/V Malaspina and USCG Healy. However, in spite of the year-on-year increase in volumes, operating income on fixed-price projects decreased from 2006 to 2007 due to the complexity of several conversions and large repairs being performed simultaneously.

Time and materials contracts

The Company had an approximate 58% decrease in the volume of work completed under time and materials contracts in fiscal year 2007 compared to 2006. This decrease is primarily attributable to the timing of work completed under the Electric Boat contract, the majority of which was completed in fiscal year 2006 and the early stages of 2007. Operating margins on time and materials contracts remained approximately unchanged from fiscal year 2006 to fiscal year 2007.

CONSOLIDATED OPERATING RESULTS

REVENUES

2007 - The Company recorded revenue of $125.5 million during fiscal year 2007, a decrease of $76.4 million, or approximately 38%, from fiscal year 2006 reported revenue of $201.9 million. The decrease in total revenues is primarily due to decreases in revenues from work completed under the Navy CVN, Coast Guard Polar and Electric Boat contracts.

2006 - The Company recorded revenue of $201.9 million during fiscal year 2006, an increase of $67.9 million, or approximately 51%, from fiscal year 2005 reported revenue of $134.0 million. The increase in total revenues is primarily due to increases in revenues from work completed under the CVN, Coast Guard and Electric Boat contracts, offset by a decrease in revenues from the AOE contract.

COST OF REVENUES

2007 - Cost of revenues for fiscal year 2007 decreased by $60.2 million, or approximately 40%, from fiscal year 2006. This decrease was primarily attributable to a decrease in volumes in fiscal year 2007 compared to fiscal year 2006. Cost of revenues as a percentage of revenues was 72% and 75% for fiscal years 2007 and 2006, respectively. The decrease in cost of revenues as a percentage of revenue in 2007 is primarily attributable to higher overhead reimbursement rates which affect revenues on cost-plus work.

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

ADMINISTRATIVE AND MANUFACTURING OVERHEAD

2007 - Overhead costs for administrative and manufacturing activities decreased by $5.7 million, or 14.3%, from fiscal year 2006. Administrative and manufacturing overhead as a percentage of revenue was approximately 27% and 20%, respectively, for fiscal years 2007 and 2006. The decrease in administrative and manufacturing overhead costs is primarily attributable to volume decreases from fiscal year 2006 to fiscal year 2007. The increase in administrative and manufacturing costs as a percentage of revenue is primarily driven by the fact that a significant portion of these costs are fixed.

2006 - Overhead costs for administrative and manufacturing activities increased by $5.3 million, or 15%, from fiscal year 2005. Administrative and manufacturing overhead, as a percentage of revenue, were approximately 20% and 26% for 2006 and 2005, respectively. The decrease in administrative and manufacturing overhead costs as a percentage of revenue is primarily attributable to the increase in volumes during fiscal 2006.

INVESTMENT AND OTHER INCOME

2007 - Investment and other income in fiscal year 2007 increased by $2.3 million, or approximately 145%, when compared to fiscal year 2006. The increase in investment and other income reported during fiscal year 2007 is due primarily to the lease of certain facilities and provision of related services to Kiewit-General in connection with the construction of the Hood Canal Floating Bridge.

2006 - Investment and other income for 2006 increased from 2005 by approximately $0.6 million or 62%. The increase is due to an increase in interest income primarily from cash and available-for-sale securities. The Company generated more cash from operations in 2006 compared to 2005, which resulted in more interest earned for 2006.

GAIN (LOSS) ON SALE OF AVAILABLE-FOR-SALE SECURITIES

2007 - During fiscal year 2007, the Company reported a net gain of $0.6 million on the sale of available for sale securities. The increase in gains from 2006 to 2007 was primarily due to the sale of securities to pay the extraordinary cash dividend of $22.1 million on June 20, 2006.

2006 - During fiscal year 2006, the Company reported a net loss of $0.2 million on the sale of available-for-sale securities. The increase in losses from 2005 to 2006 is due to a recognized pre-tax charge of $0.2 million for year ended April 2, 2006, attributable to the impairment of 21 publicly-traded debt securities. The impairment charges were assessed by management as other than temporary as these securities were being considered for sale at a loss in order to fund the payment of an extraordinary cash dividend that was approved by the Board of Directors on March 24, 2006. As such, at April 2, 2006, the Company no longer had the intent and ability to retain these securities for a period of time sufficient to allow for anticipated recovery. Because management intended to sell these securities, the Company recognized this loss in the income statement under loss on available-for-sale securities and adjusted the cost basis of the respective securities down to their estimated fair value as the new cost basis.

INCOME TAXES

2007 - In fiscal year 2007, the Company recognized federal income tax expense of $1.6 million. This represents a decrease of $2.6 million in federal tax expense when compared to fiscal year 2006. The effective income tax rates recorded in fiscal years 2007 and 2006 were 33.6% and 34.1% respectively.

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

BACKLOG

At April 1, 2007 the Company's backlog consisted of approximately $36 million of ship repair, maintenance, and conversion work. This compares with backlogs of approximately $72 million and $53 million at April 2, 2006 and April 3, 2005, respectively. The Company's backlog is primarily attributable to firm repair, maintenance and conversion work scheduled for completion during fiscal year 2008.

Since work under the Company's Navy and Coast Guard phased maintenance contracts are at the option of the Navy and the Coast Guard, the Company cannot provide assurance as to the timing or level of work that may be performed under these contracts. Therefore, projected revenues from these contracts are not included in the Company's backlog until contract options have been exercised by these customers.

ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

The Company has provided total aggregate reserves of $12 million as of April 1, 2007 for its contingent environmental and bodily injury liabilities. Due to the complexities and extensive history of the Company's environmental and bodily injury matters, the amounts and timing of future expenditures is uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

The Company has various insurance policies and agreements that provide coverage of the costs to remediate environmental sites and for the defense and settlement of bodily injury cases. These policies and agreements are primarily with two insurance companies. Based upon the current credit ratings of both of these companies, the Company anticipates that both parties will be able to perform under their respective policy or agreement. As of April 1, 2007, the Company has recorded an insurance receivable of $9.5 million to reflect the contractual arrangements with the insurance companies to share costs for certain environmental and other matters.

Included in the reserves are estimated final sediment remediation costs for Harbor Island of $2 million that are expected to occur within the next 15 years after certain piers reach the end of their useful lives. These costs are reflected in the Company's balance sheet under Environmental and Other Reserves. Similarly, the insurance receivable of $2 million relating to these reserves is reflected in the Company's balance sheet under Insurance Receivable.

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

In the fourth quarter of fiscal year 2001, the Company entered into a 30-year agreement with an insurance company that will provide the Company with broad-based insurance coverage for the remediation of the Company's operable units at the Harbor Island Superfund Site. The agreement provides coverage for the known liabilities in an amount greater than the Company's current booked reserves of $5.2 million. Additionally, the Company has entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

In fiscal year 2007, the Company spent $1.5 million for environmental site remediation. All of these costs are reimbursable to the Company through its insurance coverage. An additional $3.2 million in environmental site remediation was spent by third party vendors under the direction of the Company's management. These costs were paid directly to the third party vendors under the Company's insurance policies. Most of these expenditures were related to the Harbor Island Site.

The Company spent approximately $0.7 million on environmental site remediation in fiscal year 2006. All of these costs were reimbursed to the Company through its insurance coverage. An additional $11.9 million in environmental site remediation was spent in fiscal year 2006 by third party vendors under the direction of the Company's management. These costs were paid directly to the third party vendors under the Company's insurance policies. Most of these expenditures were related to the Harbor Island Site.

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

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, dividing them into two different categories based on severity of illness. Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All other claims of a less medically serious nature are categorized as "non-malignant." The Company is currently defending approximately 19 "malignant" claims and approximately 485 "non-malignant" claims.

The relief sought in all cases varies greatly by jurisdiction and claimant. Included in the approximate 424 cases open as of April 1, 2007 are approximately 504 claimants. The exact number of claimants is not determinable as approximately 86 of the open cases include multiple claimant filings against 20-100 defendants. The filings do not indicate which claimants allege liability against the Company. The previously stated 504 claimants is the Company's best estimate taking known facts into consideration.

Approximately 204 cases do not assert any specific amount of relief sought.

Approximately 154 cases assert on behalf of each claimant a claim for compensatory damages of $2 million and punitive damages of $20 million against approximately 20-100 defendants. Approximately 37 cases assert $5-$20 million in compensatory and $5-$20 million in punitive damages on behalf of each claimant against approximately 20-100 defendants. Approximately 25 cases assert $1-$5 million in compensatory and $5-$10 million in punitive damages on behalf of each claimant against approximately 20-100 defendants. Approximately 4 cases seek compensatory damages of less than $1 million per claim. The claims involved in the foregoing cases do not specify against which defendants which claims are made or alleged dates of exposure.

Based upon settled or concluded claims to date, the Company has not identified any correlation between the amount of the relief sought in the complaint and the final value of the claim. The Company and its insurers are vigorously defending these actions.

Bodily injury reserves declined from $7.3 million at April 2, 2006 to $5.8 million at April 1, 2007. Bodily injury insurance receivables also decreased from $5.5 million at April 2, 2006 to $4.3 million at April 1, 2007. These bodily injury liabilities and receivables are classified within the Company's consolidated balance sheets as environmental and other reserves, and insurance receivables, respectively.

The Company has entered into agreements with several of its insurers to provide coverage for a significant portion of settlements and awards related to these bodily injury claims. These agreements have aggregate limits on amounts to be paid overall and formulas for amounts of payment on individual claims. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims. The two most significant agreements provide coverage applicable to claims of exposure to asbestos occurring between 1949 and 1976 and occurring between 1976 through 1987. Insurance coverage for exposures to asbestos was no longer available from the insurance industry after 1987. Due to changes in federal regulations in the 1970's that resulted in the swift decline in commercial and military application of asbestos and increased regulation over the handling and removal of asbestos, there exists minimal risk of claims arising from exposure after 1987. Contractual formulas are utilized to determine the amount of coverage from each agreement on each claim settled or litigated. Once the initial date of alleged exposure to asbestos is determined, all contractual years subsequent to that date participate in the settlement. Since all known claims involve alleged exposure prior to 1976, the 1976 through 1987 agreement will participate in the settlement or judgment of all outstanding claims that are settled or litigated. As a result, and as further discussed below, the 1976 through 1987 agreement will exhaust prior to the 1949 through 1976 agreement. Based on historical claims settlement data only, the Company projects that at April 1, 2007, the 1949 through 1976 agreement will provide coverage for an additional 22.8 years and the 1976 through 1987 agreement will provide coverage for an additional 3.1 years. At April 2, 2006, the Company projected that these agreements would provide coverage for an additional 22.5 years and 3.6 years, respectively. The Company resolved 19 malignant claims in 2007 compared with 9 in 2006 and 11 in 2005. If historical settlement patterns or the rate of filing for new cases change in future periods, these estimated coverage periods could be shorter or longer than anticipated. Moreover, if one or both of these coverages are exhausted at some future date, the Company's costs related to subsequent claims and for legal expenses previously covered by these insurance agreements may increase.

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

Since establishing the reserve, the Company has paid approximately $0.1 million, $0.1 million and $0.3 million in claims in fiscal years 2007, 2006 and 2005, respectively, which have been charged against the reserve.

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL

The following table presents information about the Company's cash and securities balances (as of fiscal year end), sources and uses of cash (for the respective fiscal years) and working capital balances (as of fiscal year end):

Our primary sources of liquidity are cash flows from operations. We expect that the principal use of funds for the foreseeable future will be for working capital, capital expenditures and dividends to shareholders.

At April 1, 2007 the Company's cash and cash equivalents, and securities available-for-sale balances were $2.9 million and $15.4 million, respectively, for a total of $18.3 million. At April 2, 2006 the Company's cash and cash equivalents, and securities available for sale balances were $6.6 million and $40.3 million, respectively, for a total of $46.9 million. The year on year reduction in cash and cash equivalents balances is primarily attributable to the payment of a $4.00 per share special dividend on June 20, 2006 which totaled $22.1 million.

The Company anticipates that its cash, cash equivalents and marketable securities position, anticipated fiscal year 2008 cash flow, access to credit facilities and capital markets, taken together, will provide sufficient liquidity to fund operations for fiscal year 2008. Accordingly, shipyard capital expenditures are expected to be financed from working capital. A change in the composition or timing of projected work could cause planned capital expenditures and Shipyard repair and maintenance expenditures to change.

In the long-term, the Company's liquidity could be impacted by default of its insurers on environmental or bodily injury claims. The Company however anticipates that it will meet its long-term liquidity needs due to its available cash reserves, ability to generate profits and lack of debt.

NET CASH PROVIDED BY OPERATING ACTIVITIES

2007 - Net cash provided by operating activities was $1.5 million for the fiscal year ended April 1, 2007. This reflects a decrease of $15.0 million or approximately 91% from net cash provide by operating activities in fiscal 2006. The decrease is primarily attributable to a decrease in customer cash receipts in 2007 compared to 2006 as seen from the cash collections on the statement of cash flows. Decreases in cash receipts from 2006 to 2007 are driven by timing differences, from when the customer is invoiced and when the cash is collected, and by work volumes and revenue, with work volumes and revenue being down from 2006 to 2007.

2006 - Net cash provided by operating activities was $16.5 million for the year ended April 2, 2006. This is an increase of $3.8 million or approximately 30% from net cash provided by operating activities in 2005. The increase is primarily attributable to an increase in customer cash receipts in 2006 compared to 2005.

INVESTING CASH FLOWS

2007 - For the year ended April 1, 2007 investing activities produced $18.9 million in cash, primarily due to the sale of $22.3 million of marketable securities and the maturity of $4.0 million of marketable securities. These two sources of cash in fiscal 2007 were offset by $1.0 million in purchases of marketable securities and $6.5 million of capital expenditures.

2006 - Net cash used in investing activities was $11.5 million for the year ended April 2, 2006 and consisted primarily of purchases of marketable securities and capital expenditures offset by sales and maturities of marketable securities. During fiscal year 2006, the Company spent approximately $6.4 million on new capital assets.

FINANCING ACTIVITIES

2007 - Net cash used in financing activities for fiscal year 2007 was $24.1 million. This consisted primarily of normal dividends paid on common stock of $3.4 million and an extraordinary dividend of $22.1 million, offset by $1.4 million in proceeds from the exercise of stock options.

2006 - Net cash used in financing activities for fiscal year 2006 was $2.2 million. This consisted primarily of dividends paid on common stock of $2.2 million.

Credit Facility

Shortly after the end of fiscal year 2006, the Company re-negotiated certain terms of its $10.0 million revolving credit facility. The credit facility, which is renewable on a bi-annual basis, provides the Company with greater flexibility in funding its operational cash flow needs. Borrowings on the line of credit have an interest rate, at management's discretion, of either the prime rate or LIBOR rate plus 1.5%. Furthermore, the Company has certain financial debt covenants that it must meet in order to maintain this line of credit. Todd is in compliance with all debt covenants as of fiscal year end 2007. The Company had no outstanding borrowings as of April 1, 2007 and April 2, 2006, respectively.

Stock Repurchase

During fiscal year 2007 the Company did not repurchase any stock. 6,317,350 shares were held as treasury stock as of April 1, 2007.

Off Balance Sheet Arrangements

The Company does not engage in off balance sheet financing transactions.

CONTRACTUAL OBLIGATIONS

The following table presents information about the Company's future contractual obligations as of April 1, 2007 based on the timing of future cash payments (in thousands):

* This represents environmental reserves on the balance sheet, which are discussed in Note 10 of the Notes to Consolidated Financial Statements in Item 8.

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS

The Company's significant accounting policies are outlined in Note 1 to the Consolidated Financial Statements (Item 8.). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as the disclosure of contingent assets and liabilities. As part of its oversight responsibilities, management evaluates the propriety of its estimates, judgments, and accounting methods as new events occur. Management believes that its policies, judgments, and assessments have been consistently applied in a manner that provides the reader of the Company's financial statements with a fair presentation of information, in all material respects, in accordance with accounting principles generally accepted in the United States of America. Management bases its estimates on historical experience and on various other assumptions that is believes are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates. Management periodically reviews the Company's critical accounting policies and estimates with the audit committee of its board of directors. Principal accounting practices that involve a higher degree of judgment or complexity are outlined below.

REVENUE RECOGNITION

Overview

The Company recognizes revenue, contract costs, and profit on the percentage-of completion method based upon costs incurred. Using the percentage-of-completion method requires the Company to make certain estimates of the total cost to complete a project, estimates of project schedule and completion dates, estimates of the percentage at which the project is complete, estimates of award fees earned, estimates of annual overhead rates and estimates of amounts of any probable unapproved claims and/or change orders. These estimates are continuously evaluated and updated by experienced project management and accounting personnel assigned to these activities, and senior management also reviews them on a periodic basis. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are generally reflected as a cumulative catch-up in revenue and/or direct costs in the current period.

The percentage-of completion method of accounting involves the use of multiple estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes or work delays. Contract estimates involve various assumptions and projections relative to the future outcome of events over a period of several months or years, including future labor productivity and availability, the complexity and nature of the work to be performed, the cost and availability of materials, the impact of delayed performance, the impact of weather conditions, the impact of timing of deliveries and the impact of late or early arrival of vessels. Management uses its best judgment to predict the impact to the profitability of the work. A significant change in one or more of these estimates could affect the profitability of one or more of the company's contracts.

Performance Incentives and Award Fees

Many contracts contain positive and negative profit incentives based upon performance relative to predetermined targets that may occur during or subsequent to completion of the job. Estimates of award or incentive fees are based on actual award experience and anticipated performance. These incentives take the form of potential additional fees to be earned or penalties to be incurred. Incentives and award fees that can be reasonably estimated are recorded over the performance period of the contract. Incentives and award fees that cannot be reasonably estimated are recorded when awarded.

Loss Provisions

When estimates of total costs to be incurred on a contract exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded as cost of revenues in the period the estimated loss is determined. The company recognizes revenue arising from claims after they are realized. A potential loss on a claim is recognized only when the amount of the claim can be reasonably estimated and management considers that the claim loss is probable. In evaluating, these criteria, management considers the contractual/legal basis for the claim, the cause of the additional cost incurred, the reasonableness of the costs and the objective evidence to support the claim.

Fixed Price Contracts

The company performs work on a fixed price basis. Under fixed price contracts the company performs work on a lump sum basis under which we are at risk that we may not be able to perform all of the work profitably for the specified contract amount. We bare the risk of increase in costs due to inflation, inefficiency, faulty estimates, and labor productivity which are all borne by us unless otherwise provided for in the contract. Management tracks information about the bid process, the historical results of prior fixed price contracts, evaluates the availability of materials and labor and other factors on an on-going basis. Management uses its best judgment to predict the impact to the profitability on the work. A significant change in one or more of these estimates could affect the profitability of one or more of the company's contracts or future fixed price contracts awarded but not yet completed.

Other Changes in Estimates

Other changes in estimates of revenue, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. A significant change in an estimate of revenues earned or costs incurred or allocated to one or more contracts could have a material effect on the Company's financial position or results of operations and the catch-up method of accounting could render periodic results misleading.

ENVIRONMENTAL REMEDIATION, BODILY INJURY, OTHER RESERVES AND INSURANCE RECEIVABLE

The Company faces potential liabilities in connection with the alleged presence of hazardous waste materials at its Seattle shipyard and at several sites used by the Company for disposal of alleged hazardous waste. The Company has also been named as a defendant in a number of civil actions alleging damages from past exposure to toxic substances, generally asbestos, at former Company facilities that are now closed. At April 1, 2007, the Company maintained aggregate reserves of $12 million for pending claims and assessments relating to these environmental matters, including $6.2 million associated with the Company's Seattle shipyard site and $5.8 million for asbestos or bodily injury related claims.

The Company has various insurance policies and agreements that provide coverage on the costs to remediate these environmental sites and for the defense and settlement of bodily injury claims. At April 1, 2007, the Company had recorded an insurance receivable of $9.5 million relating to these environmental and bodily injury matters, including $5.2 million associated with the Company's Seattle shipyard site and $4.3 million for bodily injury related claims. The company accrues for the estimated ultimate liability for incurred losses, based on historic trends modified, if necessary, by recent events. Changes in our loss assumptions caused by changes in actual experience would result in a change in our assessment of the ultimate liability that could have a material effect on our operating results and financial positions.

Included in the reserves are estimated final sediment remediation costs for Harbor Island of $2 million that are expected to occur within the next 15 years after certain piers reach the end of their useful lives. These costs are reflected in the Company's balance sheet under Environmental and Other Reserves. Similarly, the insurance receivable of $2 million relating to these reserves is reflected in the Company's balance sheet under Insurance Receivable.

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

PENSION ASSET AND ACCRUED POST RETIREMENT HEALTH BENEFITS

The accounting for employee pension and other post retirement benefit costs and obligations require management to determine appropriate assumptions about the future, which are used by actuaries to estimate net costs and liabilities. These assumptions include discount rates, health care cost trends, inflation rates, long-term rates of return on plan assets, retirement rates, mortality rates and other factors. Key assumptions relate to the interest rates used to discount estimated future liabilities, the number of recipients remaining in the plan receiving benefits and the project long-term rates of return on the plan assets. Management bases these assumptions on historical results, the current environment and reasonable expectations of future events. While management believes the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect pension and other post retirement benefits costs and obligations. The Todd Shipyards Corporation Retirement System (the "Retirement System") was amended as of April 6, 2007, to freeze membership in the Retirement System effective for new hires and employees transferring from union to non-union employment status on and after April 10, 2007, and to provide that employees rehired on and after April 10, 2007, are ineligible to accrue benefits on and after that date. See Note 6 to the Consolidated Financial Statements (Item 8) for more information regarding costs and assumptions for employee pension and other post retirement benefits and the future impact of changes in key assumptions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company does not own any derivative financial instruments as of April 1, 2007 nor does it presently plan to in the future. However, the Company is exposed to interest rate risk. The Company's interest income is most sensitive to changes in the general level of US interest rates. In this regard, changes in US interest rates affect the interest earned on the Company's cash equivalents and certain marketable securities. The Company's marketable securities are also subject to the inherent market risks and exposures of the underlying debt and equity securities in both US and foreign markets. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities. The Company believes that the risk associated with interest rate and market fluctuations related to these marketable securities is not a material risk based on a 1% sensitivity analysis.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF GRANT THORNTON LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Shareholders of

Todd Shipyards Corporation

We have audited the accompanying consolidated balance sheets of Todd Shipyards Corporation and subsidiaries as of April 1, 2007 and April 2, 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the two years in the period ended April 1, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Todd Shipyards Corporation and subsidiaries as of April 1, 2007 and April 2, 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended April 1, 2007, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated financial statement schedule listed in Item 15 as of and for the years ended April 1, 2007 and April 2, 2006 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, effective April 1, 2007

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Todd Shipyards Corporation's internal controls over financial reporting as of April 1, 2007, based on the criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 6, 2007 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Seattle, Washington

June 7, 2007

REPORT OF GRANT THORNTON LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders of

Todd Shipyards Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Todd Shipyards Corporation maintained effective internal control over financial reporting as of April 1, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Todd Shipyard Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Todd Shipyards Corporation maintained effective internal control over financial reporting as of April 1, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Todd Shipyards Corporation maintained, in all material respects, effective internal control over financial reporting as of April 1, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Todd Shipyards Corporation as of April 1, 2007 and April 2, 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the two years in the period ended April 1, 2007 and our report dated June 7, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, effective April 1, 2007.

/s/ Grant Thornton LLP

Seattle, Washington

June 7, 2007

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Shareholders of

Todd Shipyards Corporation

We have audited the accompanying consolidated statements of income, stockholders' equity and comprehensive income, and cash flows of Todd Shipyards Corporation for the year ended April 3, 2005. Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the year ended April 3, 2005. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Todd Shipyard Corporation's operations and its cash flows for the year ended April 3, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended April 3, 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Seattle, Washington

June 12, 2007

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

/s/ Stephen G. Welch
Stephen G. Welch
President and Chief Executive Officer

/s/ Berger A. Dodge
Berger A. Dodge
Chief Financial Officer

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
April 1, 2007 and April 2, 2006
(in thousands of dollars)

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years Ended April 1, 2007, April 2, 2006 and April 3, 2005

(in thousands, except per share amounts)

2007		2006		2005
Revenues	$	125,504	$	201,926	$	134,037
Operating expenses						
Cost of revenues		90,754		150,922		87,286
Administrative and manufacturing overhead		34,405		40,144		34,821
Provision for environmental and other reserves		-		-		125
Other insurance settlements		(86)		(214)		(102)
Total operating expenses		125,073.09		190,852		122,130
Operating income		431		11,074		11,907
Investment and Other Income						
Lease income		4,886		-		-
Lease expense		(2,166)		-		-
Other income/(expense), net		1,104		1,558		962
Gain/(loss) on available-for-sale securities		621.22		(205)		(8)
Total Investment and Other income		4,445		1,353		954
Income before income taxes		4,876		12,427		12,861
Income tax expense		(1,636)		(4,246)		(3,868)
Net income	$	3,240	$	8,181	$	8,993
Net income per Common Share						
Basic	$	0.58	$	1.51	$	1.66
Diluted	$	0.57	$	1.47	$	1.62
Dividends declared per Common Share	$	0.60	$	0.45	$	0.40
Extraordinary dividends declared per Common Share	$	4.00	$	-	$	-
Weighted Average Shares Outstanding						
Basic		5,601		5,431		5,420
Diluted		5,717		5,556		5,566

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended April 1, 2007, April 2, 2006 and April 3, 2005

(in thousands)

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
Years Ended April 1, 2007, April 2, 2006 and April 3, 2005

(in thousands, except per share amounts)

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended April 1, 2007, April 2, 2006 and March 28, 2004

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

(B) Basis of Presentation - The Consolidated Financial Statements include the accounts of Todd Shipyards Corporation and its wholly owned subsidiaries Todd Pacific Shipyards Corporation and TSI Management, Inc. ("TSI"). All inter-company transactions have been eliminated. In accordance with the Company's policy of ending its fiscal year on the Sunday nearest March 31, the Company's fiscal year 2007 ended on April 1, 2007 and included 52 weeks. Fiscal year 2006 ended on April 2, 2006 and included 52 weeks. Fiscal year 2005 ended on April 3, 2005 and included 53 weeks.

(C) Estimates - The preparation of financial statements in accordance with Accounting Principles Generally Accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(D) Revenue Recognition - The Company recognizes revenue, contract costs, and profit on the percentage-of completion method based upon comparison of direct labor hours incurred to total expected direct labor hours. This accounting method is in accordance with Statement of Position No. 81-1 (SOP No. 81-1), "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Using the percentage-of-completion method requires the Company to make certain estimates of the total cost to complete a project, estimates of project schedule and completion dates, estimates of the percentage at which the project is complete, estimates of award fees earned, estimates of annual overhead rates and estimates of amounts of any probable unapproved claims and/or change orders. These estimates are continuously evaluated and updated by experienced project management and accounting personnel assigned to these activities, and senior management also reviews them on a periodic basis. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are generally reflected in revenue in the current period.

The Company generally enters into three types of contracts - cost-type contracts, time and materials contracts and fixed-price contracts.

  Cost-type: Revenue, costs, and profit on government cost-type contracts are recognized based on direct expenses (determined based on allowable costs incurred and estimates of costs otherwise allocable to the contract).

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

(G) Accounts Receivable and Costs in Excess of Billings - Accounts receivable represents primarily Government and commercial receivables, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on historical customer experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. The Company determined that for 2007 no allowance was necessary.

Costs in excess of billings on incomplete contracts represent recoverable costs and, where applicable, accrued profit related to government longer-term contracts on which revenue has been recognized, but for which the customer has not yet been billed (unbilled receivables).

(H) Inventory - Inventories, consisting of materials and supplies are valued at the lower of cost (principally average) or market.

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

(J) Long-lived Assets - The Company's policy is to recognize impairment losses relating to long-lived assets in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" based on several factors, including, but not limited to, management's plans for future operations, recent operating results and projected cash flows. For the fiscal years ended April 1, 2007, April 2, 2006 and April 3, 2005 no such impairment has been indicated.

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

For matters associated with past practices and closed operations, accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based upon the projected scope of the remediation, current law and existing technologies. These accruals are adjusted periodically as assessments and remediation efforts progress, or as additional technical or legal information become available. As applicable, accruals include the Company's share of the following costs: engineering costs to determine the scope of the work and the remediation plan, testing costs, project management costs, removal of contaminated material, disposal of contaminated material, treatment of contaminated material, capping of affected areas and long term monitoring costs.

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

(M) Stock Based Compensation - The Company adopted Statement 123(R) on April 3, 2006. The Company adopted the SFAS 123(R) using the "modified prospective" recognition method in which compensation cost is recognized beginning with the effective date, April 3, 2006, based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The impact of adoption on the Company's financial statements did not have a significant impact on the results of operations or financial position as the Company had already adopted the fair value provisions of SFAS Statement No.123 in the beginning of fiscal year 2003.

Previously, the Company had applied the disclosure only provisions of SFAS No. 123 and accounted for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, compensation cost for stock options was measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the stock option price.

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

The Company derives a significant portion of its revenues from Government contracts. Revenues from the Government were 70.8%, 73.9% and 78.0% for fiscal years 2007, 2006 and 2005, respectively. As such, accounts receivable balances owed by the Government at any one time can be significant. As of April 1, 2007 trade accounts receivable totaled $10.1, of which two customers each accounted for more than 10% of the balance. As of April 2, 2006 trade accounts receivable totaled $9.7 million, of which two customers each accounted for more that 10% of this balance. However, based upon the Company's review of uncollectible accounts, management does not believe there is a significant collection risk with any of the Company's customers as of fiscal year end 2007 and 2006 (see discussion above regarding management's process for assessing doubtful collections on accounts receivable).

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements that the Company has adopted or will adopt in the near future are as follows:

SFAS 157, "Fair Value Measurements" - In September 2006, the FASB issued SFAS 157, which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not anticipate that the adoption of this statement will have a material impact on our financial condition or results of operations.

SFAS 159 "The Fair Value Option for Financial Assets and Financial Liabilities' - In February 2007, the FASB issued SFAS 159, which permits entities to voluntarily choose to measure eligible items at fair value at specified election dates. T he election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that entities report unrealized gains and losses at each subsequent reporting date. The statement is effective as of the beginning of the entities' first fiscal year that begins after November 15, 2007. The Company is evaluating the impact, if any, SFAS 159 will have on its financial condition or results of operations.

SAB No. 108 added "Section N to topic 1, Financial Statement" - In September 2006 issued SAB No 108 which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB No. 108 as of April 1, 2007. The adoption of this statement did not have a material impact on the Company's financial condition or results of operations.

FIN 48, "Accounting for Uncertainty in Income Taxes" - In June 2006, the FASB issued an interpretation of SFAS 109 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. An enterprise shall disclose the cumulative effect of the change on retained earnings in the statement of financial position as of the date of adoption and such disclosure is required only in the year of adoption. The Company is in the process of analyzing the implication of FIN No. 48. The Company does not anticipate this statement will have a material effect on its results of operations or financial condition.

SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" - In September, 2007 the FASB issued SFAS 158, which established a framework for measuring how an employer is to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. The Company adopted this SFAS as of year end April 1, 2007. SFAS 158 does not permit retrospective restatement of balance sheet amounts for prior periods. SFAS amended the disclosure requirements and applies for the fiscal years ended after April 1, 2007. SFAS 158 does not permit retrospective restatement of balance sheet amounts for prior periods that are disclosed in the Company's financial statement.

The Pension Benefits funded status is measured as the difference between the fair market value of assets and the Post Benefit Obligation (PBO). As of April 1, 2007, the Plan assets exceed the PBO by $20.7 million. This creates a positive funded status, which must be recognized as a non-current asset in the statement of financial position. SFAS 158 also requires disclosures of the amount recognized in Accumulated Other Comprehensive Income (AOCI). These amounts consist of gains or losses, prior service costs or credits and transition obligations or assets which have not yet been recognized in the net periodic benefit cost. As of April 1, 2007, the Pension Benefit Plan had a net loss of $5.6 million, before tax, and a prior service cost of $0.1 million, before tax, which had not yet been recognized in the net periodic benefit costs. A charge of $5.7 million, before tax, was recognized in AOCI.

The Other Post Retirement Benefits funded status is measured as the difference between the fair market value of assets and the Accumulated Post Benefit Obligation (APBO). As of April 1, 2007 the APBO exceeds Plan assets by $11.3 million. This creates a negative funded status, which must be recognized as a noncurrent liability in the statement of financial position. SFAS 158 requires disclosure of the amounts recognized in AOCI. These amounts consist of gains or losses, prior service costs or credit and transition obligations or assts which have not yet been recognized in the net periodic benefit costs. As of April 1, 2007, the other post retirement benefit plan has a net gain of $4.5 million, before tax, which had not yet been recognized in the net periodic benefit costs. A credit of $4.5 million, before tax, in AOCI was recognized.

The incremental effect of adopting SFAS 158 on individual line items in the Consolidated Statement of Financial Position at April 1, 2007 is shown below:

3. RESTRICTED CASH

The majority of long-term restricted cash deposits relate to the Harbor Island Superfund site clean up and will be released upon the Company satisfying certain remediation provisions.

4. SECURITIES AVAILABLE FOR SALE

Securities available-for-sale are carried at fair value. The following is a summary of available-for-sale securities:

The cost and fair value of the Company's available-for-sale debt securities that are carried at fair value at April 1, 2007, by contractual maturity, are shown below:

The following table shows the Company's investments' gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

The unrealized losses of these investments represented approximately 2% of the cost of the investment portfolio at April 1, 2007 and April 2, 2006, respectively.

The Company recorded gross realized gains of $959, $13 and $0 on sales of available-for-sale securities for fiscal years 2007, 2006 and 2005, respectively.

The Company recorded gross realized losses of $338, $218 and $8 on sales of available-for-sale securities for fiscal years 2007, 2006 and 2005, respectively.

The Company had no charge for fiscal year 2007 attributable to the impairment of publicly-traded securities. The Company recognized a pre-tax charge of $0.2 million for year ended April 2, 2006, attributable to the impairment of 21 publicly-traded debt securities. The impairment charges were assessed by management as other than temporary as these securities were being considered for sale at a loss in order to fund the payment of an extraordinary cash dividend that was approved by the Board of Directors on March 24, 2006. As such, at April 2, 2006, the Company no longer had the intent and ability to retain these securities for a period of time sufficient to allow for anticipated recovery. Because management intended to sell these securities, the Company recognized this loss in the income statement under loss on available-for-sale securities and adjusted the cost basis of the respective securities down to their estimated fair value as the new cost basis.

The Company has reviewed all of its investments with unrealized losses at April 1, 2007 in accordance with its impairment policy described in Note 1. This evaluation concluded that these declines in fair value were temporary after considering:

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

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and accumulated depreciation at April 1, 2007 and April 2, 2006 consisted of the following (in thousands):

The Company recognized $4.2 million, $3.8 million, and $3.6 million of depreciation expense in fiscal years 2007, 2006 and 2005, respectively.

6. PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company provides defined pension benefits and postretirement benefits to employees as described below.

Nonunion Pension Plan - The Company sponsors the Todd Shipyards Corporation Retirement System (the "Retirement System"), a noncontributory defined benefit plan under which all nonunion employees are covered. The benefits are based on years of service and the employee's compensation before retirement. The Company's funding policy is to fund such retirement costs as required to meet allowable deductibility limits under current Internal Revenue Service regulations. The Retirement System plan assets consist principally of common stocks and Government and corporate obligations. The Retirement System was amended as of April 6, 2007, to freeze membership in the Retirement System effective for new hires and employees transferring from union to non-union employment status on and after April 10, 2007, and to provide that employees rehired on and after April 10, 2007 are ineligible to accrue benefits on and after that date.

Under a provision of the Omnibus Budget Reform Act of 1990 ("OBRA '90") the Company transferred approximately $1.3 million and $1.4 million in fiscal year 2007 and 2006, respectively, of excess pension assets from its Retirement System into a fund to pay retiree medical benefit expenses, for the respective years. OBRA '90 was modified by the Work Incentives Improvement Act of 1999 and subsequently updated April 10, 2004 by the Pension Funding Equity Act (HR-3108) to extend annual excess asset transfers through the fiscal year ending March 30, 2014.

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

The following is a reconciliation of the benefit obligation, plan assets, and funded status of the Company's sponsored plans (in thousands) as measured at April 1, 2007 and April 2, 2006.

(In thousands)	Pension Benefits		Other Post Retirement Benefits	
	2007	2006	2007	2006
Change in projected benefit obligation				
Projected benefit obligation at beginning of the year	$ 30,538	$ 29,470	$ 16,647	$ 17,164
Service cost	792	767	-	-
Interest cost	1,631	1,602	867	896
Actuarial (gain) loss	(492)	779	(4,993)	-
Benefits paid	(2,788)	(2,080)	(1,228)	(1,413)
Projected benefit obligation at end of year	$ 29,681	$ 30,538	$ 11,293	$ 16,647
Accumulated benefit obligation at end of year	$ 27,735	$ 28,394		
Change in plan assets				
Fair value of plan assets at the beginning of the year	$ 49,188	$ 49,287	$ -	$ -
Actual gain on plan assets	5,264	3,394	-	-
Asset transfer	(1,303)	(1,413)	1,303	1,413
Contribution	-	-	37	-
Benefits paid	(2,788)	(2,080)	(1,303)	(1,413)
Fair value of plan assets at the end of the year	$ 50,361	$ 49,188	$ 37	$ -
Funded status reconciliation				
Funded status of plan	$ 20,681	$ 18,649	$ (11,293)	$ (16,647)
Unrecognized prior service cost	-	100	-	-
Unrecognized loss	-	8,450	-	512
Deferred asset (liability)	$ 20,681	$ 27,199	$ (11,293)	$ (16,135)
Less: Current portion included in "Accounts payable and accruals"			1,122	1,695
Long-term accrued post retirement health benefits			$ (10,171)	$ (14,440)
Weighted average assumptions				
Discount rate (1)	5.75%	5.50%	5.75%	5.50%
Expected return on plan assets (2)	7.00%	7.00%		
Rate of compensation increase	4.00%	4.00%		
Medical trend rate of retirees (3)			10.00%	9.50%

(1) The Company has estimated its discount rate at 5.75% at the end of fiscal year 2007 to reflect the rate at which its own cash flow obligations could be securitized as of April 1, 2007.

(2) The Company relies on historical rates of return by asset class, returns expected to be available for reinvestment and the current and expected asset allocation strategy to determine its expected long-term rate of return assumptions. The Company is holding its expected return on plan assets assumption at fiscal year end 2007 at 7.00%.

(3) Post retirement benefit medical trend rate in fiscal year 2007 is 10.0% graded to 6.00% over 4 years. For fiscal year 2006 the rate was 9.5% graded to 6.00% over 7 years. The projected decrease in the medical cost trend rate is based on the belief that medical cost increases will begin slowing because economic forces will not allow double digit medical cost increases to continue indefinitely.

*For payment of retiree medical benefits related to the 401 (h) Plan in accordance with OBRA '90.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

INVESTMENT POLICIES AND STRATEGIES

Todd Shipyards has adopted an investment policy for the Todd Shipyards Corporation Retirement System (pension plan) that incorporates a strategic, long-term asset allocation mix designed to best meet Todd Shipyard's long-term pension obligations.

Pension plan fiduciaries set the investment policies and strategies for the pension trust. This includes the following:

  Selecting investment managers.

  Setting long-term and short-term target asset allocations.

  Periodic review of the target asset allocations, and if necessary to make adjustments based on changing economic and market conditions.

  Monitoring the actual asset allocations, and when necessary, rebalancing to the current target allocation.

Asset allocations - The weighted-average asset allocations for the pension plan by asset categories at April 1, 2007 and April 2, 2006 are as follows:

The investment policy emphasizes the following key objectives:

  Maintain a diversified portfolio among various asset classes and investment managers.

  Invest in a prudent manner for the exclusive benefit of pension plan participants.

  Preserve the funded status of the pension plan.

  Balance between acceptable level of risk and maximizing returns.

  Maintain adequate control over administrative costs.

  Maintain adequate liquidity to meet expected benefit payments.

The assets are diversified among the following asset categories within allocation ranges approved by the Company's Board of Directors. These asset categories and their respective allocation ranges are as follows:

Expected Long-term Rate of Return on Assets

Todd Shipyards uses a "building block" approach to determine the expected rate of return on assets assumption for the pension plan.

This approach analyzes historical long-term rates of return for various investment categories, as measured by appropriate indexes. The rates of return on these indexes are then weighted based upon the percentage of pension plan assets in each applicable category to determine a composite expected return.

Todd Shipyards reviews its expected rate of return assumption annually. However, this is considered to be a long-term assumption and hence not anticipated to change annually unless there are significant changes in economic and market conditions.

The assumed long-term return on pension plan assets used for the year ending April 1, 2007 was 7.00%.

Medicare Drug Act

On December 8, 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA) was signed into law. MMA introduces prescription drug benefit under Medicare Part D as well as Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Todd Shipyards sponsors a post retirement health care benefit plan that provides prescription drug benefits that are deemed actuarially equivalent to Medicare Part D.

Todd Shipyards began reflecting the impact due to MMA effective March 31, 2005 and assumes it will be in place for the lifetime of the plan.

Additional Cash Flow Information

Due to the well-funded status of the pension plan, no contributions are required for the subsequent pension plan year. No funding of Todd Shipyards' post-retirement medical plan is anticipated in the subsequent medical plan year except to pay premium costs as incurred during the medical plan year. Such costs are covered by excess assets of the pension plan through the provisions of the Section 401h transfer of the Internal Revenue Code.

Estimated ten years of future pension benefit payments, post-retirement premiums, and Medicare Part D subsidy payments according to our latest actuarial results (including expected future service) are as follows (in thousands):

Union Pension Plans - The Company participates in several multi-employer defined benefit and/or defined contribution pension plans, which provide benefits to the Company's collective bargaining employees. The expense for these plans totaled $2.7 million, $4.2 million and $2.6 million, for fiscal years 2007, 2006 and 2005, respectively.

Savings Investment Plan - The Company sponsors a Savings Investment Plan (the "Savings Plan"), under Internal Revenue Code Section 401(K), covering all non-union employees. Under the terms of the Savings Plan, which were modified in fiscal year 2001, the Company now contributes an amount up to 2.4% of each participant's annual salary depending on the participant's Savings Plan contributions. These Company contributions are subject to a two-year cliff-vesting. The Company incurred expenses related to this plan of $0.2 million, $0.2 million, and $0.2 million in fiscal years 2007, 2006, and 2005, respectively.

7. INCOME TAXES

Components of the income tax expense are as follows (in thousands):

The provision for income taxes differs from the amount of tax determined by applying the federal statutory rate and is as follows (in thousands):

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred income tax assets and liabilities at April 1, 2007 and April 2, 2006 were as follows (in thousands):

The realization of deferred income tax assets is dependent upon the Company's ability to generate taxable income in future periods. The Company has evaluated evidence supporting the realization of its deferred income tax assets and determined it is more likely than not that its deferred income tax assets will be realized.

8. LEASES

Operating lease payments charged to expense were $2.1 million, $1.8 million and $0.9 million for fiscal years 2007, 2006 and 2005, respectively. Certain leases contain renewal options and minimum amounts of annual maintenance clauses. Minimum lease commitments at April 1, 2007 are summarized below (in thousands):

9. FINANCING ARRANGEMENTS

In 2007 the Company re-negotiated certain terms of its $10.0 million revolving credit facility. The credit facility, which is renewable on a bi-annual basis, provides the Company with greater flexibility in funding its operational cash flow needs. Borrowings on the line of credit have an interest rate, at management's discretion, of either the prime rate or LIBOR rate plus 1.5%. Furthermore, the Company has certain financial debt covenants that it must meet in order to maintain this line of credit. Todd is in compliance with all debt covenants as of fiscal year end 2007. The Company had no outstanding borrowings as of April 1, 2007 and April 2, 2006, respectively.

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

Harbor Island Site Insurance

In the fourth quarter of fiscal year 2001, the Company entered into a 30-year agreement with an insurance company that provides the Company with broad-based insurance coverage for the remediation of all of the Company's operable units at the Harbor Island Superfund Site. The agreement provides coverage for the known liabilities in an amount exceeding the Company's current booked reserves of $5.2 million. Additionally, the Company entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

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

Under the Federal Superfund law, potentially responsible parties may have liability for damages to natural resources in addition to liability for remediation. During the second quarter of fiscal year 2003, the Company began discussions with the natural resource trustees ("Trustees") for the Harbor Island Superfund Site ("Site") and continued these discussions during the remainder of fiscal year 2003. The Company anticipates that the Trustees will file a claim against the Company at some future date alleging damages to the natural resources at the Site caused by the release of hazardous substances. The best estimate of a potential natural resource damage claim has been included in the environmental reserve. The payment of any eventual claim is covered by the aforementioned insurance policy, except for the policy deductible, provided that aggregate policy limits have not been exceeded. The amount of the policy deductible payment is reflected in the Company's environmental reserve at April 1, 2007.

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

The cases generally include as defendants, in addition to the Company, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. The Company assesses claims as they are filed and as the cases develop, dividing them into two different categories based on severity of illness. Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by the Company as "malignant" claims. All other claims of a less medically serious nature are categorized as "non-malignant." The Company is currently defending approximately 19 "malignant" claims and approximately 485 "non-malignant" claims.

The relief sought in all cases varies greatly by jurisdiction and claimant. Included in the approximate 424 cases open as of April 1, 2007 are approximately 504 claimants. The exact number of claimants is not determinable as approximately 86 of the open cases include multiple claimant filings against 20-100 defendants. The filings do not indicate which claimants allege liability against the Company. The previously stated 504 claimants is the Company's best estimate taking known facts into consideration.

Approximately 204 cases do not assert any specific amount of relief sought.

Approximately 154 cases assert on behalf of each claimant a claim for compensatory damages of $2 million and punitive damages of $20 million against approximately 20-100 defendants. Approximately 37 cases assert $5-$20 million in compensatory and $5-$20 million in punitive damages on behalf of each claimant against approximately 20-100 defendants. Approximately 25 cases assert $1-$5 million in compensatory and $5-$10 million in punitive damages on behalf of each claimant against approximately 20-100 defendants. Approximately 4 cases seek compensatory damages of less than $1 million per claim. The claims involved in the foregoing cases do not specify against which defendants which claims are made or alleged dates of exposure.

Based upon settled or concluded claims to date, the Company has not identified any correlation between the amount of the relief sought in the complaint and the final value of the claim. The Company and its insurers are vigorously defending these actions.

Bodily injury reserves declined from $7.3 million at April 2, 2006 to $5.8 million at April 1, 2007. Bodily injury insurance receivables also decreased from $5.5 million at April 2, 2006 to $4.3 million at April 1, 2007. These bodily injury liabilities and receivables are classified within the Company's consolidated balance sheets as environmental and other reserves, and insurance receivables, respectively.

The Company has entered into agreements with several of its insurers to provide coverage for a significant portion of settlements and awards related to these bodily injury claims. These agreements have aggregate limits on amounts to be paid overall and formulas for amounts of payment on individual claims. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims. The two most significant agreements provide coverage applicable to claims of exposure to asbestos occurring between 1949 and 1976 and occurring between 1976 through 1987. Insurance coverage for exposures to asbestos was no longer available from the insurance industry after 1987. Due to changes in federal regulations in the 1970's that resulted in the swift decline in commercial and military application of asbestos and increased regulation over the handling and removal of asbestos, there exists minimal risk of claims arising from exposure after 1987. Contractual formulas are utilized to determine the amount of coverage from each agreement on each claim settled or litigated. Once the initial date of alleged exposure to asbestos is determined, all contractual years subsequent to that date participate in the settlement. Since all known claims involve alleged exposure prior to 1976, the 1976 through 1987 agreement will participate in the settlement or judgment of all outstanding claims that are settled or litigated. As a result, and as further discussed below, the 1976 through 1987 agreement will exhaust prior to the 1949 through 1976 agreement. Based on historical claims settlement data only, the Company projects that at April 1, 2007, the 1949 through 1976 agreement will provide coverage for an additional 22.8 years and the 1976 through 1987 agreement will provide coverage for an additional 3.1 years. At April 2, 2006, the Company projected that these agreements would provide coverage for an additional 22.5 years and 3.6 years, respectively. The Company resolved 19 malignant claims in 2007 compared with 9 in 2006 and 11 in 2005. If historical settlement patterns or the rate of filing for new cases change in future periods, these estimated coverage periods could be shorter or longer than anticipated. Moreover, if one or both of these coverages are exhausted at some future date, the Company's costs related to subsequent claims and for legal expenses previously covered by these insurance agreements may increase.

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

As the Company is not able to estimate its potential ultimate exposure for filed and unfiled claims against the Company, it cannot predict whether the ultimate resolution of the bodily injury cases will have a material effect on the Company's results of operations or financial condition.

The Company has recorded $0.1 million, $0.0 million and $0.1 million in charges against earnings in fiscal years 2007, 2006, and 2005, respectively, relating to additional reserves for environmental and bodily injury matters. These charges are classified in the Company's Consolidated Statements of Income as a Provision for environmental and other reserves. The Company's remediation costs and bodily injury claims paid are charged against the recorded reserves when paid. In certain cases, amounts paid by the Company are reimbursable under its existing contractual arrangements with several insurance companies. These reimbursements reduce the environmental insurance receivables when collected. In other cases, the Company manages work conducted by third party vendors and submits invoices to its insurance companies for reimbursement on behalf of the third party vendor. In these cases, the insurance companies reimburse the third party vendor directly. These expenses and payments associated with third party vendors are taken into consideration when estimating the Company's environmental and bodily injury liabilities and amounts available for reimbursement under its contractual arrangements. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims.

The Company continues to negotiate with its insurance carriers and prior landowners and operators for certain past and future remediation costs. The Company has reached various agreements with its insurance carriers regarding the carriers' obligations for property damage occurring in previous fiscal years. These settlements were recorded as income and totaled $0.0 million, $0.2 million and $0.1 million in fiscal years 2007, 2006 and 2005, respectively. These settlements are classified in the Company's Consolidated Statements of Income as other insurance settlements.

The Company has provided total aggregate reserves of $12 million as of April 1, 2007 for the above-described contingent environmental and bodily injury liabilities. Due to the complexities and extensive history of the Company's environmental and bodily injury matters, the amounts and timing of future expenditures is uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

The Company has various insurance policies and agreements that provide coverage of the costs to remediate environmental sites and for the defense and settlement of bodily injury cases. These policies and agreements are primarily with two insurance companies. Based upon the current credit rating of both of these companies, the Company anticipates that both parties will be able to perform under the policy or agreement. As of April 1, 2007, the Company has recorded an insurance receivable asset of $9.5 million to reflect contractual arrangements with several insurance companies to share costs for certain environmental and bodily injury matters.

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

Since establishing the reserve, the Company has paid approximately $0.1 million and $0.1 million and $0.3 million in claims in fiscal years 2007, 2006 and 2005, respectively, which have been charged against the reserve.

11. LEASING ACTIVITIES

Lease Income and Lease Expense

The Company entered into a lease on January 9, 2006, to provide facility support on the Hood Canal Bridge Construction Project. The lease's duration is anticipated to continue until early 2009. Lease income and Lease expense from all facility rentals during 2007 are $4.9 million and expenses of $2.2 million, respectively.

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

As a general practice within the defense industry, the Defense Contract Audit Agency ("DCAA") and other government agencies continually review the cost accounting practices of Government contractors. In the course of these reviews, cost accounting issues are identified, discussed and settled or resolved through agreements with the government's authorized contracting officer or through legal proceedings. The Company is undergoing a DCAA review of its cost accounting system, the outcome of which is currently unknown.

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

During fiscal year 2007, an average of approximately 650 of the Company's Shipyard employees were covered by the collective bargaining agreement. At April 1, 2007 approximately 670 or 81% of the Company's employees were covered under this contract.

14. TREASURY STOCK

During the third quarter of fiscal year 2003, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock from time to time in open market or negotiated transactions. At April 1, 2007 there were 458,100 shares left to be repurchased in the open market or negotiated transactions.

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

16. STOCK BASED COMPENSATION

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

A summary of stock option transactions for the fiscal years ended April 1, 2007, April 2, 2006 and April 3, 2005 is as follows:

The outstanding stock options have a contractually weighted-average life of 3.9 years as of April 1, 2007. No options were granted during fiscal years 2007, 2006 or 2005.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Financial results by quarter for the fiscal years ended April 1, 2007 and April 2, 2006 are as follows (in thousands, except per share data):

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. Controls and Procedures

(i) Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of April 1, 2007.

(ii) Internal Control Over Financial Reporting

(a) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Todd Shipyards Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of April 1, 2007 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, the Company used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of April 1, 2007.

Subsequent to the end of the third quarter of fiscal 2007, the Company identified a material weakness in internal controls over financial reporting in the Company's reconciliation procedures. In response, the Company made changes in its internal controls over financial reporting during the fourth quarter ending April 1, 2007 in order to address the material weakness identified. After implementing these changes, management tested the effectiveness of the new control procedures and determined that the new controls were effective and that the material weakness was adequately remediated.

Management's assessment of the effectiveness of our internal control over financial reporting as of April 1, 2007 has been audited by Grant Thornton, LLP an independent registered public accounting firm, as stated in their attestation report which appears on page 27.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fourth quarter ended April 1, 2007, the Company implemented several changes to its internal control procedures over financial reporting. These changes were focused on remediating a material weakness that was identified in the Company's reconciliation procedures after the end of the third quarter of fiscal 2007. During the fourth quarter, management tested the effectiveness of the new control procedures and determined that the new controls were effective and that the material weakness was adequately remediated. The Company implemented enhanced internal control procedures over financial reporting during the Company's fourth fiscal quarter ended April 1, 2007 that remediated a material weakness in internal controls discovered subsequent to the end of third quarter 2007.

Item 9B. Other Information

None.

PART III

The information for the below items will be provided in, and is incorporated by reference to the 2007 Proxy Statement.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1 and 2. Financial Statements

The financial statements listed in the accompanying index to financial statements are filed as part of this annual report.

TODD SHIPYARDS CORPORATION
INDEX TO FINANCIAL STATEMENTS

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm on Consolidated Financial Statements............................................................................................................................................................	26

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting..............................................................................................................................................	27

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm on Consolidated Financial Statements............................................................................................................................................................	28

Report of Management.........................................................................................................................................	29

Consolidated Balance Sheets at April 1, 2007 and April 2, 2006..................................................................................................................................................	30

Consolidated Statements of Income For the years ended April 1, 2007, April 2, 2006 and April 3, 2005.......................................................................................................................	31

Consolidated Statements of Cash Flows For the years ended April 1, 2007, April 2, 2006 and April 3, 2005.......................................................................................................................	32

Consolidated Statements of Stockholders' Equity and Comprehensive Income For the years ended April 1, 2007, April 2, 2006 and April 3, 2005.......................................................................................................................	33

Notes to Consolidated Financial Statements For the years ended April 1, 2007, April 2, 2006 and April 3, 2005.......................................................................................................................	34

Consolidated Financial Statement Schedule II - Valuation and Qualifying Reserves For the Years Ended April 1, 2007, April 2, 2006 and April 3, 2005............................................................	58

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

10-3

Todd Shipyards Corporation Incentive Stock Compensation Plan effective September 12, 2003, approved by the shareholders of the Company at the 2003 Annual Meeting of Shareholders filed as an appendix in the Company's definitive proxy statement for 2003 Annual Meeting of the shareholders (as amended and approved by the shareholders of the Company in 2006).

*

10-4	Employment contract between the Company and Stephen G. Welch dated February 7, 2001.	*

10-5	Grant of Incentive Stock Option dated February 7, 2001 to Stephen G. Welch pursuant to the Incentive Stock Compensation Plan.	*

10-6	Option Adjustment and Indemnification Agreement of June, 2006.	*

22-1	Subsidiaries of the Company.	*

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	#

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	#

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (filed herewith.)	#

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a (filed herewith.)	#

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

#

99.1	Todd Shipyards Corporation Announces Financial Results for April 2, 2006 (furnished herewith.)	#

Note:	All Exhibits are in SEC File Number 1-5109.
* Incorporated herein by reference.
# Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TODD SHIPYARDS CORPORATION
Registrant

By: /s/ Berger A. Dodge
Berger A. Dodge
Chief Financial Officer,
Principal Financial Officer,
Principal Accounting Officer,
and Treasurer
June 8, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
/s/ Brent D. Baird Brent D. Baird, Director June 8, 2007	/s/ Steven A. Clifford Steven A. Clifford, Director June 8, 2007

/s/ Patrick W.E. Hodgson Patrick W.E. Hodgson, Chairman, and Director June 8, 2007	/s/ David F. Jeremiah David F. Jeremiah, Director June 8, 2007

/s/ Joseph D. Lehrer Joseph D. Lehrer, Director June 8, 2007	/s/ Philip N. Robinson Philip N. Robinson, Director June 8, 2007

/s/ Stephen G. Welch Stephen G. Welch President, Chief Executive Officer, June 8, 2007	/s/ William L. Lewis William L. Lewis, Director June 8, 2007

Todd Shipyards Corporation
Consolidated Financial Statement Schedule II - Valuation and Qualifying Reserves
For years ending April 1, 2007, April 2, 2006, and April 3, 2005
(in thousands)

Reserves deducted from assets to which they apply - Allowance for doubtful accounts: