Form 10-Q
period 2007-07-01
TODD SHIPYARDS CORP
filed 2007-08-08
CIK 98537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2007

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

There were 5,638,676 shares of the corporation's $0.01 par value common stock outstanding at August 8, 2007.

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
Periods Ended July 1, 2007 and July 2, 2006
(In thousands of dollars, except per share data)

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS
Balances as of July 1, 2007 and April 1, 2007
(in thousands of dollars except share data)

July 1, 2007	April 1, 2007
ASSETS		
Cash and cash equivalents	$ 2,778	$ 2,908
Securities available-for-sale	15,422	15,416
Accounts receivable		
U.S. Government	8,850	5,742
Other	3,761	4,731
Costs and estimated profits in excess of billings on incomplete contracts	16,190	18,304
Inventory	1,632	1,518
Insurance receivable	217	217
Other current assets	885	3,485
Deferred taxes	1,615	1,330
Total current assets	51,350	53,651
Property, plant and equipment, net	32,334	32,021
Restricted cash	3,541	3,332
Deferred pension assets	20,620	20,681
Insurance receivable	9,162	9,278
Other long-term assets	1,487	1,494
Total assets	$ 118,494	$ 120,457
LIABILITIES AND STOCKHOLDERS' EQUITY		
Accounts payable and accruals	$ 17,053	$ 17,845
Reserves for contract loss	2,286	1,973
Accrued payroll and related liabilities	1,918	2,142
Billings in excess of costs and estimated profits on incomplete contracts	2,550	2,443
Environmental and other reserves	217	217
Taxes payable other than income taxes	1,423	1,500
Income taxes payable	326	754
Total current liabilities	25,773	26,874
Environmental and other reserves	11,557	11,769
Accrued post retirement health benefits	9,945	10,171
Deferred taxes	5,262	5,261
Other non-current liabilities	2,330	2,379
Total liabilities	54,867	56,454
Stockholders' equity		
Common stock $.01 par value, authorized 19,500,000 shares, issued 11,956,026 shares at July 1, 2007 and April 1, 2007, and outstanding 5,638,676 shares at July 1, 2007 and April 1, 2007	120	120
Paid-in capital	40,273	40,273
Retained earnings	69,839	70,212
Accumulated other comprehensive loss	(830)	(827)
Treasury stock (6,317,350 shares at July 1, 2007 and April 1, 2007)	(45,775)	(45,775)
Total stockholders' equity	63,627	64,003
Total liabilities and stockholders' equity	$ 118,494	$ 120,457

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Periods Ended July 1, 2007 and July 2, 2006
(in thousands of dollars)

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Todd Shipyards Corporation ("we", "us", "our") filed the Consolidated Financial Statements for the fiscal year ended April 1, 2007 with the Securities and Exchange Commission on Form 10-K. The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis contained in that report should be read in connection with this Form 10-Q.

1. BASIS OF PRESENTATION

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are included in the interim financial statements. Certain financial information that is required in the annual financial statements and prepared in accordance with accounting principles generally accepted in the United States of America may not be required for interim financial reporting purposes and may have been condensed or omitted. Our results of operations for the period ended July 1, 2007 are not necessarily indicative of the operating results for the full year. Our interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2007 Annual Report on Form 10-K.

The Consolidated Financial Statements include the accounts of Todd Shipyards Corporation and our wholly owned subsidiaries Todd Pacific Shipyards Corporation ("Todd Pacific") and TSI Management, Inc. ("TSI"). All inter-company transactions have been eliminated.

Preparing our interim financial statements in conformity with Generally Accepted Accounting Principals (GAAP) requires us to make estimates and assumptions that may affect the amounts reported in our Consolidated Financial Statements and Notes to Consolidated Financial Statements. Actual results could differ from those estimates.

2. RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 157, "Fair Value Measurements" - In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We anticipate no impact on our financial condition or results of operation upon adoption.

SFAS 159 "The Fair Value Option for Financial Assets and Financial Liabilities" - In February 2007, the FASB issued SFAS 159, which permits entities to voluntarily choose to measure eligible items at fair value at specified election dates. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that entities report unrealized gains and losses at each subsequent reporting date. The statement is effective as of the beginning of the entities' first fiscal year that begins after November 15, 2007. We anticipate no impact on our financial condition or results of operation upon adoption.

FIN 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" - In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies income tax accounting by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition, and clearly excludes uncertainty in income taxes from guidance prescribed by FASB No. 5, "Accounting for Contingencies". We adopted the provisions of FIN 48 on April 2, 2007. The adoption had no impact on our financial condition or results of operations.

3. REVENUES

We recognize revenue, costs, and profit on construction and repair contracts in accordance with Statement of Position No. 81-1 (SOP No. 81-1), "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." We recognize revenue using the percentage-of-completion method which requires us to make certain estimates of the total costs to complete a project, estimates of project schedule and completion dates, estimates of the percentage at which the project is complete, estimates of award fees earned, estimates of annual overhead rates and estimates of amounts of any probable unapproved claims and/or change orders. These estimates are continuously evaluated and updated by experienced project management and accounting personnel assigned to these activities; management also reviews them on a periodic basis. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are generally reflected in the current period. We generally enter into three types of contracts: cost-type contracts, time and materials contracts, and fixed price contracts.

The ship repair business consists of individual and short duration repair events, some of which are exercised by the Government under its various multi-ship, multi-option contracts. Consequently, operating results for any period presented are not necessarily indicative of results that may be expected in any other period.

When estimates of total costs to be incurred on a contract exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded as cost of revenues in the period the estimated loss is determined. We recognize revenue arising from claims after they are realized. A potential loss on a claim is recognized only when the amount of the claim can be reasonably estimated and we consider that the claim loss is probable. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of the additional cost incurred, the reasonableness of the costs and the objective evidence to support the claim.

4. RESERVES AND OTHER CONTINGENCIES

As discussed in our Form 10-K for the fiscal year ended April 1, 2007, we face significant potential liabilities in connection with the alleged presence of hazardous waste materials at our Seattle shipyard and at two additional sites used by us for disposal of alleged hazardous waste. We are named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances at our facilities.

We continue to analyze environmental matters and associated liabilities for which we may be responsible. No assurance can be given as to the existence or extent of any environmental liabilities until such analysis has been completed. The eventual outcome of all environmental matters cannot be determined at this time; however, the analyses of the known matters have progressed sufficiently to warrant the establishment of reserve provisions in the accompanying consolidated financial statements.

Harbor Island Site

In fiscal year 2001, we entered into a 30-year agreement with an insurance company that provides broad-based insurance coverage for the remediation of our operable units at the Harbor Island Superfund Site ("Site").

The agreement provides coverage for the known liabilities in an amount not to exceed the policy limits. As of July 1, 2007 these limits exceed our current booked reserves of approximately $5.2 million. Included in the reserves are sediment remediation costs for Harbor Island of $0.2 million that are expected to occur in the next 12 months. These costs are reflected in our balance sheet under current liabilities. Likewise, the insurance receivable of $0.2 million relating to these reserves is reflected in our balance sheet under current assets.

Additionally, in 2001 we entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

During the fourth quarter of fiscal year 2003, we entered into a Consent Decree with the EPA for the cleanup of the Shipyards Sediments Operable Unit (the "SSOU"), which was subsequently approved by the Department of Justice.

Remediation of the SSOU began in the second quarter of fiscal year 2005. We finished the pier demolition and required dredging in its entirety in fiscal year 2006.

Under the Federal Superfund law, potentially responsible parties may have liability for damages to natural resources in addition to liability for remediation. During fiscal year 2003, we began discussions with the natural resource trustees ("Trustees") for the Site. Management anticipates that the Trustees will file a claim against us at some future date alleging damages to the natural resources at the Site caused by the release of hazardous substances. Our best estimate of natural resource damage liability is included in the environmental remediation reserve. The payment of any eventual claim is covered by the aforementioned insurance policy, provided that aggregate policy limits have not been exceeded.

Other Environmental Sites

We were notified in November 2006 regarding the discovery of sub surface oil on the property formerly owned by us in Galveston, Texas. The subject property was sold by us to the Port of Galveston in 1992 and there have been several intervening owners and operators at the site since 1992. We are investigating the factual allegations and any potential liability. Due to the uncertainties at this time we have not established a reserve.

During the third quarter of fiscal year 2005, we were notified, along with 55 other companies and organizations, that we are a potentially responsible party ("PRP") at the BKK Landfill Facility in West Covina, California. The site is the subject of an investigation and remedial order from the California Department of Toxic Substances Control. It is alleged that our San Pedro shipyard (closed in 1990) caused shipyard waste to be sent to the BKK facility during the 1970s and 1980s. We are investigating these allegations and are unable to estimate our exposure at this time.

During the second quarter of fiscal year 2005, the EPA notified us that we are a PRP at the Malone Service Company Superfund Site ("Malone") in Galveston County, Texas. The EPA alleges that our Galveston shipyard, which ceased operations in 1990, was the generator of waste materials that were delivered, through independent transport companies, to the Malone site. The EPA has further indicated that we will, based on volumes of material at the site believed to have been generated by us, be eligible to participate in a "de minimus" settlement for small contributors. Management has included their best estimate of the settlement amount in our environmental reserve.

Asbestos-Related Claims

As reported in our Form 10-K for fiscal year 2007, we are named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former facilities.

The cases generally include as defendants, in addition to us, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. We assess claims as they are filed and as the cases develop, analyzing them in two different categories based on severity of illness. Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by us as "malignant" claims. All others of a less medically serious nature are categorized as "non-malignant". We are currently defending approximately 18 "malignant" claims and approximately 486 "non-malignant" claims. We and our insurers are vigorously defending these actions.

As of July 1, 2007, we have recorded a bodily injury liability reserve of $5.6 million and a bodily injury insurance receivable of $4.2 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $5.8 million and $4.3 million, respectively, at April 1, 2007. These bodily injury liabilities and receivables are classified within our Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

Other Reserves

During the first quarter of fiscal year 2004, management recorded a reserve of $2.5 million related to the unanticipated bankruptcy of one of our previous insurance carriers. The reserve, which reflects management's best estimate of the known liabilities associated with unpaid workers compensation claims arising from the two-year coverage period commencing October 1, 1998, is subject to change as additional facts are uncovered. These claims have reverted to us due to the liquidation of the insurance carrier. Although we expect to recover at least a portion of these costs from the liquidation and other sources, the amount and the timing of any such recovery cannot be estimated currently and therefore no estimate of amounts recoverable is included in the current financial results.

We have paid approximately $0.8 million and $0.7 million in claims through July 1, 2007 and April 1, 2007, respectively, which have been charged against the reserve.

Other Contingencies

The Navy's Puget Sound contracting office has notified us of several instances of potential noncompliance with the Cost Accounting Standards ("CAS") relating to our Planned Incremental Availability ("PIA") contract to perform repair work on the aircraft carriers located in the Puget Sound. The instances under review primarily focus on our long standing allocation methods applicable to other Navy contracts and the degree to which indirect costs are allocated to work performed under our PIA contract. We believe that we have valid positions and defenses to the findings of potential noncompliance and we are responding to the notification in an effort to resolve the matter prior to action by the Navy to determine that noncompliance exists. An unfavorable outcome in this matter could have a significant impact on our cost structure with the Navy and, depending upon the scope of any retroactive relief sought by the Navy, could be material in the period recorded. At this time, we are unable to estimate our potential exposure for this item.

5. COMPREHENSIVE INCOME

We reported comprehensive income of $0.5 million for the quarter ended July 1, 2007, which consisted of net gain of $0.5 and no net unrealized gain or loss on available-for-sale securities.

During the same period of fiscal year 2007, we reported a comprehensive loss of $0.9 million for the quarter ended July 2, 2006, which consisted of net loss of $0.7 million and a net unrealized gain on available-for-sale securities of $0.2 million.

6. NET INCOME PER SHARE

The following table represents the calculation of net income (loss) per common equivalent share - diluted.

Common stock options totaling 181,000 were excluded from the calculation for the three month period ended July 2, 2006 because their affect on net loss would be anti-dilutive.

7. PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Pension Plan - We sponsor the Todd Shipyards Corporation Retirement System (the "Retirement System"), a non-contributory defined benefit plan under which non-union employees are covered. The benefits are based on years of service and the employee's compensation before retirement. Our funding policy is to fund such retirement costs as required to meet allowable deductibility limits under current Internal Revenue Service regulations. The Retirement System plan assets consist principally of common stocks and Government and corporate obligations. As of April 10, 2007, new employees are not eligible to enter the plan. Under a provision of the Omnibus Budget Reform Act of 1990 ("OBRA '90") we will transfer approximately $1.1 million in excess pension assets from the Retirement System into a fund to pay fiscal year 2008 retiree medical benefit expenses. OBRA '90 was modified by the Work Incentives Improvement Act of 1999 and subsequently updated April 10, 2004 by the Pension Funding Equity Act (HR-3108) to extend annual excess asset transfers through the fiscal year ending March 30, 2014.

Post Retirement Group Health Insurance Program - We sponsor a defined benefit retirement health care plan that provides post retirement medical benefits to former full-time exempt employees, and their spouses, who meet specified criteria. We terminated post retirement health benefits for any employees retiring subsequent to May 15, 1988.

The retirement health care plan contains cost-sharing features such as deductibles and coinsurance. These benefits are funded monthly through the payment of group health insurance premiums.

Because such benefit obligations do not accrue to current employees, there is no current year service cost component of the accumulated post retirement health benefit obligation.

Union Pension Plans - Operating Shipyard - We participate in several multi-employer defined benefit and/or defined contribution pension plans, which provide benefits to our collective bargaining employees. The expense under these plans totaled $0.8 million and $0.6 million for the quarters ended July 1, 2007 and July 2, 2006, respectively.

8. CASH MANAGEMENT

Our cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable and accruals at July 1, 2007 included $3.1 million of checks issued but not yet presented for payment.

9. INCOME TAXES

We record income taxes using the liability method in accordance with SFAS 109, "Accounting for Income Taxes." Deferred income taxes are recognized for temporary differences - the differences between the GAAP financial statement carrying amounts of assets and liabilities and those elected for use in the tax return. The tax effect of these temporary differences are reported as deferred income tax assets and liabilities on the balance sheet, measured using enacted laws and income tax rates that are currently in effect. A valuation allowance is recorded to reduce deferred tax assets when realization of the tax benefit is unlikely.

In June 2006, the FASB issued FASB interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (FIN 48) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies income tax accounting by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition, and clearly excludes uncertainty in income taxes from guidance prescribed by FASB No. 5, "Accounting for Contingencies". We adopted the provisions of FIN 48, on April 2, 2007. The adoption had no impact on our financial condition or results of operations.

There were no unrecognized tax benefits under FIN 48 as of April 2, 2007 or July 1, 2007.

No interest or penalties were recognized during the three months ended July 1, 2007. We have adopted a policy whereby penalties incurred in connection with tax matters will be classified as general and administrative expenses, and interest assessments incurred in connection with tax matters will be classified as interest expense.

Tax years that remain open for examination by federal taxing authorities include 2004, 2005, 2006, and 2007.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Notes to Consolidated Financial Statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith.

OVERVIEW

We derive a significant portion of our revenues from work performed under our contracts with the U.S. Navy ("Navy") and the U.S. Coast Guard ("Coast Guard"). Work under such contracts is scheduled by and at the convenience of the Navy and the Coast Guard.

Operating Results

All comparisons within the following discussion are to the corresponding period in the previous year, unless otherwise stated.

Revenue - Our first quarter revenue of $36.5 million reflects a $16.4 million (81%) increase from the same period last fiscal year. The quarter to quarter increase largely results from higher ship repair and new construction volumes on a range of projects, including NOAA Okeanos Explorer, Excavator Barge, USNS Flint and USNS Salvor.

The ship repair business consists of individual and short duration repair events, some of which are exercised by the Government under its various multi-ship, multi-option contracts. Consequently, operating results for any period presented are not necessarily indicative of results that may be expected in any other period.

Cost of Revenue - Cost of revenue during the first quarter of fiscal year 2008 was $28.0 million, or 77% of revenue. Cost of revenue during the first quarter of fiscal year 2007 was $13.1 million, or 65% of revenue. The increase in the cost of revenue in the first quarter of fiscal year 2008 is primarily attributable to an increase in new construction and ship repair volumes. The increase in the cost of revenue as a percentage of revenue when compared to the first quarter of fiscal year 2007 is primarily due to higher costs associated with an increase in current firm-fixed-price work.

Administrative and manufacturing overhead expense - Overhead costs for administrative and manufacturing activities were $9.1 million, or 25%, of revenue for the first quarter of fiscal year 2008. During the same period of fiscal year 2007, administrative and manufacturing overhead costs were $9.0 million, or 44% of revenue. The $0.1 million increase in administrative and manufacturing overhead is primarily attributable to volume increases during the first quarter of fiscal 2008.

Investment & Other Income - Investment and other income (including gain (loss) on available-for-sale securities) was $1.3 million for the first quarter of fiscal year 2008. During the same period in fiscal year 2007, investment and other income was $0.7 million. The increase in investment and other income in the first quarter of 2008 is due primarily to the lease of certain facilities and provision of related services to Kiewit-General in connection with their construction of the Hood Canal Floating Bridge.

Income Taxes - Our effective income tax rates were 34% and 33%, respectively, in the first quarters of fiscal year 2008 and 2007. In the first quarter of fiscal 2008, we recorded a federal income tax expense of $0.2 million. During the same period of fiscal 2007, we recorded a federal income tax benefit of $0.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Management anticipates that our cash, cash equivalents and marketable securities position, anticipated fiscal year 2008 cash flow, access to credit facilities and, if necessary, capital markets, taken together, will provide sufficient liquidity to fund operations for fiscal year 2008. Accordingly, shipyard capital expenditures are expected to be financed from working capital. Changes in the composition and/or timing of projected work could cause planned capital expenditures and repair and maintenance expenditures to change.

Working Capital

Working capital at July 1, 2007 was $25.6 million, a decrease of $1.2 million from the working capital reported at the end of fiscal year 2007. The decrease is primarily attributable to a decrease in prepaid assets.

Capital Expenditures

Capital expenditures for the first three months of fiscal year 2008 were $1.4 million and were attributable to planned improvements to the Seattle shipyard facility.

Credit Facility

We maintain a $10.0 million credit facility, which is renewable on a bi-annual basis, provides us with greater flexibility in funding our operational cash flow needs. Borrowings on the line of credit have an interest rate, at management's discretion, of either the prime rate or LIBOR rate plus 1.5%. Furthermore, we have certain financial debt covenants that we must meet in order to maintain this line of credit. We are in compliance with all debt covenants and had no outstanding borrowings as of July 1, 2007 and April 1, 2007.

Dividends

On June 25, 2007, we paid a dividend of fifteen cents ($0.15) per share to all shareholders of record as of June 8, 2007. The amount of the dividend paid was $0.8 million.

In fiscal year 2007 we paid a quarterly dividend of $0.15 per share.

On June 8, 2007, the Board of Directors declared a dividend of fifteen cents ($0.15) per share to be paid on September 24, 2007 to all shareholders of record as of September 7, 2007. The estimated amount of this dividend is $0.8 million.

On March 24, 2006, the Board of Directors approved the payment of an extraordinary cash dividend of $4.00 per share, or an aggregate of approximately $22.1 million. Shareholders of record as of June 5, 2006 were entitled to receive the extraordinary dividend which was paid on June 20, 2006.

RESERVES AND OTHER CONTINGENCIES

As reflected in the balance sheet and discussed in Note 4 to the financial statements, we have provided total aggregate reserves of $11.8 million at July 1, 2007 for our contingent environmental and bodily injury liabilities. As of April 1, 2007, we had recorded aggregate reserves of $12.0 million. All of the decrease from the prior period bodily injury liabilities relates to the settlement of bodily injury claims. Due to the complexities and extensive history of our environmental and bodily injury matters, the amounts and timing of future expenditures are uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on our financial position, cash flows or results of operations.

We maintain various insurance policies and agreements that provide coverage on the costs to remediate environmental sites and for the defense and settlement of bodily injury cases. These policies and agreements are primarily with two insurance companies. Based upon the current credit ratings of both of these companies, we anticipate that both parties will be able to perform under the terms of their respective policy or agreement.

As of July 1, 2007, we have recorded aggregate assets of $9.4 million related to our reserves for environmental and bodily injury liabilities. As of April 1, 2007, we recorded aggregate assets of $9.5 million. The $0.1 million decrease in these assets is a result of recoveries related to bodily injuries. These assets reflect receivables under contractual arrangements with the insurance companies to share costs for certain environmental and other matters, as well as amounts deposited to securitize certain remediation activities. Amounts recoverable from insurance companies are recorded within our Consolidated Balance Sheets as insurance receivables and, in the case of reimbursements currently due, as a current asset. Amounts held in security deposits are recorded within our Consolidated Balance Sheets as restricted cash.

The Navy's Puget Sound contracting office has notified us of several instances of potential noncompliance with the Cost Accounting Standards ("CAS") relating to our Planned Incremental Availability ("PIA") contract to perform repair work on the aircraft carriers located in the Puget Sound. The instances under review primarily focus on our long standing allocation methods applicable to other Navy contracts and the degree to which indirect costs are allocated to work performed under our PIA contract. We believe that we have valid positions and defenses to the findings of potential noncompliance and we are responding to the notification in an effort to resolve the matter prior to action by the Navy to determine that noncompliance exists. An unfavorable outcome in this matter could have a significant impact on our cost structure with the Navy and, depending upon the scope of any retroactive relief sought by the Navy, could be material in the period recorded. At this time, we are unable to estimate our potential exposure for this item.

BACKLOG

At July 1, 2007 our firm shipyard backlog consisted of approximately $21 million of repair and overhaul work. Our backlog at April 1, 2007 was approximately $36 million. The decrease in the backlog work at the end of the first three months of fiscal year 2008 is primarily due to the completion of work on several ship repair and conversion projects.

LABOR RELATIONS

We operate under a collective bargaining agreement with the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards) which was ratified by the rank and file in November 2005. The three-year agreement, which is retroactive to August 1, 2005, will expire on July 31, 2008. The current agreement provides for increases in the wages and fringe benefits of approximately 4.3% per year.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated an communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting. As required by Rule 13a-15(d) of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated our internal controls over financial reporting and determined that there were no changes that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Pursuant to the requirements of paragraph 12(a) of Section 303A of the New York Stock Exchange ("NYSE") Listed Company Manual, we submitted CEO Compliance Certifications to the NYSE in both 2007 and 2006. Further, we filed certifications of our CEO and our CFO with the Securities and Exchange Commission pursuant to, and in the form required by, Rule 13a-14(d) under the Securities Exchange Act of 1934 as exhibits to our most recently filed Form 10-K.

ITEM 6. EXHIBITS

(a) Exhibits
No. 31.1

Certification of Chief Executive Officer in accordance with Rule 13a-14a or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

No. 31.2

Certification of Chief Financial Officer in accordance with Rule 13a-14a or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

No. 32.1

Certification of Chief Executive Officer pursuant to Rule 14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code. (furnished herewith)*

No. 32.2

Certification of Chief Financial Officer pursuant to Rule 14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code. (furnished herewith)*

No. 99.1	Press Release dated August 8, 2007 announcing financial results for our quarterly period ended July 1, 2007 (furnished herewith)*

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
August 7, 2007