Form 10-Q
period 2007-09-30
TODD SHIPYARDS CORP
filed 2007-11-08
CIK 98537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

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

There were 5,646,276 shares of the corporation's $0.01 par value common stock outstanding at November 8, 2007.

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
Periods Ended September 30, 2007 and October 1, 2006

(In thousands of dollars, except per share data)

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS
Balances as of September 30, 2007 and April 1, 2007
(In thousands of dollars, except per share data)

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Periods Ended September 30, 2007 and October 1, 2006
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

1. BASIS OF PRESENTATION

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are included in the interim financial statements. Certain financial information that is required in the annual financial statements and prepared in accordance with accounting principles generally accepted in the United States of America may not be required for interim financial reporting purposes and may have been condensed or omitted. Our results of operations for the period ended September 30, 2007 are not necessarily indicative of the operating results for the full year. Our interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2007 Annual Report on Form 10-K.

The Consolidated Financial Statements include the accounts of Todd Shipyards Corporation and our wholly owned subsidiaries Todd Pacific Shipyards Corporation ("Todd Pacific") and TSI Management, Inc. ("TSI"). All inter-company transactions have been eliminated.

Preparing our interim financial statements in conformity with Generally Accepted Accounting Principals (GAAP) requires us to make estimates and assumptions that may affect the amounts reported in our Consolidated Financial Statements and Notes to Consolidated Financial Statements. Actual results could differ from those estimates. Prior year numbers on the income statement were reclassified for consistent presentation.

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

SFAS 159 "The Fair Value Option for Financial Assets and Financial Liabilities" - In February 2007, the FASB issued SFAS 159, which permits entities to voluntarily choose to measure eligible items at fair value at specified election dates. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that entities report unrealized gains and losses at each subsequent reporting date. The statement is effective as of the beginning of the entities' first fiscal year that begins after November 15, 2007. We anticipate no impact on our financial condition or results of operations upon adoption.

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

When estimates of total costs to be incurred on a contract exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded as cost of revenues in the period the estimated loss is determined. We recognize revenue arising from claims when they are realized. A potential loss on a claim is recognized when the amount of the claim can be reasonably estimated and we consider that the claim loss is probable. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of the additional cost incurred, the reasonableness of the costs and the objective evidence to support the claim.

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

The agreement provides coverage for the known liabilities in an amount not to exceed the policy limits. As of September 30, 2007 these limits exceed our current booked reserves of approximately $5.2 million. Included in the reserves are sediment remediation costs for Harbor Island of $0.2 million that are expected to occur in the next 12 months. These costs are reflected in our balance sheet under current liabilities. Likewise, the insurance receivable of $0.2 million relating to these reserves is reflected in our balance sheet under current assets.

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

Remediation of the SSOU began in the second quarter of fiscal year 2005. We finished the pier demolition and required dredging in its entirety in fiscal year 2006. The EPA formally accepted our work at the site during the second quarter of fiscal year 2008.

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

During the third quarter of fiscal year 2005, we were notified that we, along with 55 other companies and organizations, are a potentially responsible party ("PRP") at the BKK Landfill Facility in West Covina, California. The site is the subject of an investigation and remedial order from the California Department of Toxic Substances Control. It is alleged that our San Pedro shipyard (closed in 1990) caused shipyard waste to be sent to the BKK facility during the 1970s and 1980s. We are investigating these allegations and are unable to estimate our exposure at this time.

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

We previously disclosed our involvement with the CERCLA remediation efforts in the Hylebos Waterway of Commencement Bay in Tacoma, Washington and subsequent natural resources assessment by the statutorily named trustees ("Trustees"). A subsidiary of ours operated a shipbuilding operation on the Hylebos Waterway under contract to the United States Navy during World War II. The contract between our subsidiary and the Navy for the operation of the shipyard site included an indemnification clause flowing from the United States to our subsidiary. We have tendered any potential liability to the United States pursuant to its contract. The United States has not responded to the tender. We have not had a presence at the site since 1946. We have further taken the position with the EPA and the Trustees that any potential liability that we may have had for the site was discharged in its 1987 filing under Chapter 11 of the United States bankruptcy code. We were not named as a potentially responsible party by the EPA nor has a claim for natural resource damages been filed against us by the Trustees. Several potentially responsible parties notified us in 2000 of their intent to file a contribution action against us but no claims have been filed to date. The Trustees filed a claim against the United States for natural resources damages caused by the Government. The Trustees and the United States have entered into a consent decree resolving the claim, releasing the United States from further liability in connection with the site. We appeared at the consent decree hearing in United States District Court in Tacoma, Washington in October 2007 to protect our indemnification agreement with the United States. The judge approved entry of the consent decree but also ruled that the consent decree would not operate to relieve the United States from any contractual indemnification obligations it may owe us. We are unable to estimate our potential exposure for this item.

Asbestos-Related Claims

As reported in our Form 10-K for fiscal year 2007, we are named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former facilities.

The cases generally include as defendants, in addition to us, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. We assess claims as they are filed and as the cases develop, analyzing them in two different categories based on severity of illness. Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by us as "malignant" claims. All others of a less medically serious nature are categorized as "non-malignant". We are currently defending approximately 16 "malignant" claims and approximately 491 "non-malignant" claims. We and our insurers are vigorously defending these actions.

As of September 30, 2007, we have recorded a bodily injury liability reserve of $5.5 million and a bodily injury insurance receivable of $4.0 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $5.8 million and $4.3 million, respectively, at April 1, 2007. These bodily injury liabilities and receivables are classified within our Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

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

We have paid approximately $0.8 million and $0.7 million in claims through September 30, 2007 and April 1, 2007, respectively, which have been charged against the reserve.

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

We have received notice from the Defense Contract Audit Agency ("DCAA") questioning the reasonableness of a payment to one of our subcontractors on the 2005 DPIA of the aircraft carrier USS John Stennis. We subcontracted the painting of the hull of the carrier which proved more difficult than anticipated due in part to the Government limiting access to the hull in the sequence proposed by the subcontractor. The required change in plan resulted in material overruns in the cost to complete the paint item. We reached a negotiated agreement of approximately $2 million with the subcontractor resulting in a contract modification issued by the Navy's contracting officer in the above stated amount to us under its cost type contract. The DCAA, in a 2007 audit, has challenged the allowability of the payment by us to the subcontractor. We have submitted a detailed response in support of the propriety of the payment. There can be no assurance that the DCAA will agree with our position and we are unable to estimate our potential exposure for this item. The DCAA will issue an opinion regarding the payment to the regional Navy contracting office who will issue its decision on the allowability of the payment. An unfavorable decision by the Navy's contracting officer would be subject to appeal by us to the Armed Services Board of Contract Appeals or directly to federal court. Due to the uncertainty of the outcome we have not established a reserve for this item.

5. COMPREHENSIVE INCOME

We reported comprehensive loss of $0.24 million for the quarter ended September 30, 2007, which consisted of a net loss of $0.29 million and an unrealized gain on available-for-sale securities of $0.05 million. For the six months ended September 30, 2007 we reported comprehensive income of $0.2 million, which consisted of net income of $0.18 million and an unrealized gain on available-for-sale securities of $0.05 million.

For the second quarter of fiscal 2007 ended October 1, 2006, we reported comprehensive income of $0.3 million, which consisted of net income of $0.2 million and an unrealized gain on available-for-sale securities of $0.1 million. For the first half of fiscal 2007, we reported a comprehensive loss of $0.7 million, consisting of a net loss of $0.6 million and a net unrealized loss on available-for-sale securities of $0.1 million.

6. NET INCOME PER SHARE

The following table represents the calculation of net income (loss) per common equivalent share - diluted.

Common stock options totaling 133,000 were excluded from the calculation for the three month period ended September 30, 2007 because their affect on net loss would be anti-dilutive. Common stock options totaling 121,000 were excluded from the calculation for the six month period ended October 1, 2006 because their effect on net loss would be anti-dilutive.

7. STOCK COMPENSATION EXPENSE

We account for stock compensation associated with the restricted stock awards, restricted stock grant agreement and performance share award agreement that were approved at the June 2007 Board of Directors meeting under the recognition and measurement principles of FASB Statement 123R, Shared-Based Payment, which requires estimating the compensation cost for all stock based awards at fair value on the date of the grant and recognition of compensation over the service period for awards expected to vest. We estimated the fair value of stock-based awards using the Black-Scholes option pricing model. We are amortizing the fair value on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. As required by FAS 123R, we estimated future forfeitures and are recognizing compensation costs only for those equity awards expected to vest. Estimating the percentage of stock awards that will ultimately vest requires judgment. To the extent that actual results or updated estimates differ from our current estimates, we will record such amounts retrospectively as an increase or decrease in stock-based compensation in the period we revise the estimates. We consider many factors when estimating expected forfeitures, including historical voluntary terminations. Actual results, and future changes in estimates, may differ substantially form our current estimates.

As of September 30, 2007 and October 1, 2006, the total compensation costs related to unvested restricted stock units and stock-settled appreciation rights totaled $0.5 million and $0 million inclusive of estimated forfeitures. This cost is being amortized on a straight-line basis over the requisite service period.

During the six-month period ended September 30, 2007, pursuant to our 2003 Incentive Stock Plan, we granted a total of 6,000 units of restricted stock ("RSUs") to members of our Board of Directors with restrictions that lapse by month through August 22, 2010 based on continued service. The fair value of these was $21.98 based on the fair market value at the grant date. We further granted a total of 16,000 RSUs to the Officers of the Company. The restrictions on the grants lapse on an annual basis over the required service period through July 1, 2012. The fair value of these was $21.02 based on the fair market value at the grant date. The forfeiture rate assumed on these units is zero.

During the six-month period ended September 30, 2007, we granted 16,000 units of performance award shares under our 2003 Incentive Stock Plan in the form of stock-settled Stock Appreciation Rights ("SSARs"). The SSARs rights vest ratably on continued service through July 6, 2010 and expire on July 6, 2012. The forfeiture rate assumed on these SSARs is zero.

Determining Fair Value - We calculate the fair value of our stock-settle appreciation rights to employees using the Black-Scholes pricing model. The fair value is then amortized on a straight-line basis over the requisite vesting period of the awards. The following assumptions were used to compute fair value of the stock options granted for the quarter ended September 30, 2007. We did not complete fair value estimates in the first quarter of fiscal 2008 or in fiscal 2007 because there were no active stock-based compensation programs during those periods.

8. PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS

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

Post Retirement Health Insurance Program - We sponsor a retiree health care plan that provides post retirement medical benefits to former full-time exempt employees, and their spouses, who meet specified criteria. We terminated post retirement health benefits for any employees retiring subsequent to May 15, 1988.

The retirement health care plan contains cost-sharing features such as deductibles and coinsurance. These benefits are funded monthly through the payment of group health insurance premiums.

Because such benefit obligations do not accrue to current employees, there is no current year service cost component of the accumulated post retirement health benefit obligation.

Union Pension Plans - Operating Shipyard - We participate in several multi-employer defined benefit and/or defined contribution pension plans, which provide benefits to our collective bargaining employees. The expense under these plans totaled $0.7 million and $0.4 million for the quarters ended September 30, 2007 and October 1, 2006, respectively.

9. CASH MANAGEMENT

Our cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable and accruals at September 30, 2007 included $1.5 million of checks issued but not yet presented for payment. During the same period ending October 1, 2006 we had $0.0 million.

10. INCOME TAXES

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

There were no unrecognized tax benefits under FIN 48 as of September 30, 2007 or April 1, 2007.

No interest or penalties were recognized during the three months ended September 30, 2007. We have adopted a policy whereby penalties incurred in connection with tax matters will be classified as general and administrative expenses, and interest assessments incurred in connection with tax matters will be classified as interest expense.

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

We are currently negotiating with several customers regarding responsibility for certain cost increases on fixed price projects.  These discussions are focused on identified customer-driven sources of change, delay and disruption with the goal of recovering these costs.  As a policy, we do not recognize revenue on such disputes until the period in which an agreement is realized.  While there is no assurance that these discussions will result in a favorable agreement, we expect to negotiate some degree of compensation for these costs.  Although we are unable to estimate the value associated with these potential settlements at this time, they could be material to our financial statements or results of operations in the period in which any agreement is reached and the associated settlement amount is recognized.

We currently hold a Multi-Ship/Multi-Option cost-type contract ("CVN contract") for the non-nuclear repair work on the aircraft carriers home ported or stationed in Puget Sound. We were first awarded the CVN contract in 1999 and will complete our second five year contract in 2008. The Navy recently issued a Request for Proposal ("RFP") for the next five year contract and we anticipate that the Navy will award a new contract in early 2008. We anticipate that several other shipyards will compete for the award of the contract and can give no assurances that we will be the successful bidder.

In July we, as prime contractor, commenced negotiations with the Washington State Department of Transportation, Ferry Division ("WSF") for the terms and conditions of a contract to build up to four 144 auto ferries. Subject to reaching agreement on the terms and conditions of subcontracts with our two primary subcontractors, Martinac Shipbuilding of Tacoma, Washington and Nichols Brothers Boat Builders of Freeland, Washington (see below), the company expects that a contract with WSF will be issued in two parts. Part A will provide for the design of the ferries and Part B will dictate the terms of the actual construction of the ferries. It is anticipated that Part A of the contract will be for approximately $2 million that will be shared between Todd, its two primary subcontractors, and Guido Perla & Associates of Seattle, Washington, who will provide ferry design services. Once the design and cost estimate have been completed, Todd and WSF will negotiate a price and delivery schedule for Part B of the contract, covering the construction of the ferries. The current time table discussed between us and WSF would project contract execution of Part A during the fall and winter of 2007 and Part B during the summer of 2008. There are no assurances that Todd and WSF will reach agreement on a price for construction of the ferries or that the necessary funding will be available from the State of Washington to build all four ferries.

Subsequent to the quarter end we were notified on November 2, 2007 that due to financial difficulties, Nichols Brothers Boat Builders was ceasing operations and laying off their workforce. We currently do not know whether this situation is temporary or permanent. Notwithstanding this event, both Todd and WSF have agreed to proceed with the completion of negotiations in accordance with the contracting schedule described above. Lack of participation in this contract by Nichols Brothers Boat Builders would require us either to find an alternate supplier or to perform that portion of the work ourselves. Our management believes that either option is viable.

Operating Results

All comparisons within the following discussion are to the corresponding period in the previous year, unless otherwise stated.

Revenue - Our second quarter revenue of $27.2 million reflects a $10.8 million (65%) increase from the same period last fiscal year. The quarter to quarter increase largely results from higher ship repair and new construction volumes.

Revenue for the first six months of fiscal year 2008 was $63.8 million, which reflects a $27.1 million, or 74%, increase from the same period in fiscal year 2007. The year to date increase largely results from higher ship repair and new construction volumes on a range of projects, including NOAA Okeanos Explorer, Excavator Barge, USNS Flint and USNS Salvor.

The ship repair business consists of individual and short duration repair events, some of which are exercised by the Government under its various multi-ship, multi-option contracts. Consequently, operating results for any period presented are not necessarily indicative of results that may be expected in any other period.

Cost of Revenue - Cost of revenue during the second quarter of fiscal year 2008 was $20.2 million, or 74% of revenue. Cost of revenue during the second quarter of fiscal year 2007 was $11.7 million, or 71% of revenue. The increase in the cost of revenue in the second quarter of fiscal year 2008 is primarily attributable to an increase in volumes versus the same period in the prior year. The increase in the cost of revenue as a percentage of revenue in fiscal 2008 versus the prior year primarily results from a year-on-year increase in the share of total work volumes executed under fixed price contracts, which are characterized by higher costs as a percentage of revenue, and cost increases on certain fixed price projects.

Cost of revenue during the first six months of fiscal year 2008 was $48.2 million, or 76% of revenue. During the comparable period in fiscal year 2007, cost of revenue was $24.7 million, or 67% of revenue. Increases in the cost of revenue and the cost of revenue as a percentage of revenue in the first six months of fiscal 2008 versus the prior year are primarily attributable to the increases in volumes, share of work executed under fixed price contracts and cost increases on fixed price projects discussed above.

Administrative and manufacturing overhead expense - Overhead costs for administrative and manufacturing activities were $8.5 million, or 31% of revenue, for the second quarter of fiscal year 2008. During the same period of fiscal year 2007, administrative and manufacturing overhead costs were $5.3 million, or 32% of revenue. The $3.2 million increase in administrative and manufacturing overhead is primarily attributable to the volume increases in the second quarter of fiscal year 2008 versus the same period in the prior fiscal year.

Administrative and manufacturing overhead costs for the first six months of fiscal year 2008 were $17.6 million, or 28% of revenue. During the same period of fiscal year 2007, administrative and manufacturing overhead costs were $14.2 million, or 39% of revenue. The $3.4 million increase is the result of higher volumes during the first six months of fiscal year 2008 versus the same period in the prior year. The increase in administrative and manufacturing overhead costs as a percentage of revenue is attributable to the fixed nature of many of these costs.

Investment & Other Income - Investment and other income (including gain/(loss) on available-for-sale securities) was $1.0 million for the second quarter of fiscal year 2008 and $2.3 million for the year-to-date period as of September 30, 2007. During the same periods in fiscal year 2007 investment and other income was $0.7 million and $1.4 million, respectively. Investment and other income in fiscal 2007 and fiscal 2008 was impacted favorably by contracts to lease certain facilities and provide related services to Kiewit-General in connection with their construction of the Hood Canal Floating Bridge. The increase in investment and other income in the first two quarters of 2008 versus the prior year is due primarily to the increased level of activity by Kiewit-General under these contracts in the current year.

Income Taxes - Our effective income tax rate was 34% in the second quarters of both fiscal year 2008 and 2007. In the second quarter of fiscal 2008 we recorded $0.1 million in federal income tax benefit. During the same period in fiscal 2007 we recorded $0.1 million in federal income tax expense.

Our effective income tax rate was 34% in the first half of both fiscal years 2008 and 2007. We recorded $0.1 million in federal tax expense in the first half of fiscal year 2008, and $0.3 million in federal income tax benefit in the first half of fiscal year 2007.

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

Working Capital

Working capital at September 30, 2007 was $25.2 million, a decrease of $1.5 million, or 6%, from the working capital reported at the end of fiscal year 2007. The decrease is primarily attributable to a decrease in prepaid assets of $2.9 million, consisting primarily of materials and supplies that were used in firm fixed price contracts and prepaid federal income tax increased $0.8 million. Accounts receivables decreased $1.3 million, sales in excess of billings decreased $5.3 million, reserve contract loss decreased $0.2 million, accounts payable decreased $7.4 million and billings in excess of sales increased $1.7 million.

Capital Expenditures

Capital expenditures of $0.6 million for the second quarter and $2.0 million for the first six months of fiscal year 2008 were attributable to planned improvements to the Seattle shipyard facility.

Credit Facility

We maintain a $10.0 million credit facility, which is renewable on a bi-annual basis, provides us with greater flexibility in funding our operational cash flow needs. Borrowings on the line of credit have an interest rate, at management's discretion, of either the prime rate or LIBOR rate plus 1.5%. Furthermore, we have certain financial debt covenants that we must meet in order to maintain this line of credit. We are in compliance with all debt covenants and had no outstanding borrowings as of September 30, 2007 and April 1, 2007, respectively.

Dividends

On June 25, 2007 and on September 24, 2007 we paid dividends of fifteen cents ($0.15) per share to all shareholders of record as of June 8, 2007 and September 7, 2007, respectively. The cumulative amount of dividends paid on a year-to-date basis as of September 30, 2007 was $1.7 million.

In fiscal year 2007 we also paid quarterly dividends of $0.15 per share.

On March 24, 2006, the Board of Directors approved the payment of an extraordinary cash dividend of $4.00 per share, or an aggregate of approximately $22.1 million. Shareholders of record as of June 5, 2006 were entitled to receive the extraordinary dividend which was paid on June 20, 2006.

RESERVES AND OTHER CONTINGENCIES

As reflected in the balance sheet and discussed in Note 4 to the financial statements, we have provided total aggregate reserves of $11.7 million at September 30, 2007 for our contingent environmental and bodily injury liabilities. As of April 1, 2007, we had recorded aggregate reserves of $12.0 million. All of the decrease from the prior period bodily injury liabilities relates to the settlement of bodily injury claims. Due to the complexities and extensive history of our environmental and bodily injury matters, the amounts and timing of future expenditures are uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on our financial position, cash flows or results of operations.

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

As of September 30, 2007, we have recorded aggregate assets of $9.2 million related to our reserves for environmental and bodily injury liabilities. As of April 1, 2007, we recorded aggregate assets of $9.5 million. The $0.3 million decrease in these assets is a result of recoveries related to bodily injuries. These assets reflect receivables under contractual arrangements with the insurance companies to share costs for certain environmental and other matters, as well as amounts deposited to securitize certain remediation activities. Amounts recoverable from insurance companies are recorded within our Consolidated Balance Sheets as insurance receivables and, in the case of reimbursements currently due, as a current asset. Amounts held in security deposits are recorded within our Consolidated Balance Sheets as restricted cash.

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

We have received notice from the Defense Contract Audit Agency ("DCAA") questioning the reasonableness of a payment to one of our subcontractors on the 2005 DPIA of the aircraft carrier USS John C. Stennis. We subcontracted the painting of the hull of the carrier which proved more difficult than anticipated due in part to the Government limiting access to the hull in the sequence proposed by the subcontractor. The required change in plan resulted in material overruns in the cost to complete the paint item. We reached a negotiated agreement of approximately $2 million with the subcontractor resulting in a contract modification issued by the Navy's contracting officer in the above stated amount to us under its cost type contract. The DCAA, in a 2007 audit, has challenged the allowability of the payment by us to the subcontractor. We have submitted a detailed response in support of the propriety of the payment. There can be no assurance that the DCAA will agree with our position and we are unable to estimate our potential exposure for this item. The DCAA will issue an opinion regarding the payment to the regional Navy contracting office who will issue its decision on the allowability of the payment. An unfavorable decision by the Navy's contracting officer would be subject to appeal by us to the Armed Services Board of Contract Appeals or directly to federal court. Due to the uncertainty of the outcome we have not established a reserve for this item.

BACKLOG

At September 30, 2007 our firm shipyard backlog consisted of approximately $43 million of repair and overhaul work. Our backlog at April 1, 2007 was approximately $36 million. The increase in the backlog of work at the end of the first six months of fiscal year 2008 is primarily due to contracts with the US Navy for repair and alteration work on the aircraft carrier USS John C. Stennis at Puget Sound Naval Shipyard.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated an communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of Shareholders held on August 22, 2007, there were present in person or by proxy, the holders of 5,179,346 shares out of a total of 5,638,676 (91.85%) shares of common stock of ours thereby constituting a quorum. The follow matter was approved:

(A) Election of eight directors for a one year term expiring in 2008:

Name

Brent D. Baird

Steven A. Clifford

Patrick W.E. Hodgson

Joseph D. Lehrer

William L. Lewis

Admiral J. Paul Reason

Philip N. Robinson

Stephen G. Welch

The Inspector of Election reported that each Director received at least 4,375,294 votes, or 84.48%.

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

No. 99.1	Press Release dated November 8, 2007 announcing financial results for our quarterly period ended September 30, 2007 (furnished herewith)*

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
November 8, 2007