Form 10-Q
period 2007-12-30
TODD SHIPYARDS CORP
filed 2008-02-06
CIK 98537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 30, 2007.

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

There were 5,757,621 shares of the corporation's $0.01 par value common stock outstanding at February 06, 2008.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Periods ended December 30, 2007 and December 31, 2006
(in thousands of dollars, except per share data)

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS
Balances as of December 30, 2007 and April 1, 2007
(in thousands of dollars, except per share data)

12/30/07	04/01/07
ASSETS		
Cash and cash equivalents	$ 2,234	$ 2,908
Securities available-for-sale	15,192	15,416
Accounts receivable		
U.S. Government	1,963	5,742
Other	6,694	4,731
Costs and estimated profits in excess of billings on incomplete contracts	18,167	18,304
Inventory	1,484	1,518
Insurance receivable	217	217
Other current assets	2,846	3,485
Deferred taxes	836	1,330
Total current assets	49,633	53,651
Property, plant and equipment, net	31,072	32,021
Restricted cash	3,546	3,332
Deferred pension assets	20,500	20,681
Insurance receivable	8,989	9,278
Other long-term assets	2,011	1,494
Total assets	$ 115,751	$ 120,457
LIABILITIES AND STOCKHOLDERS' EQUITY		
Accounts payable and accruals	$ 13,355	$ 17,845
Reserves for contract loss	869	1,973
Accrued payroll and related liabilities	2,289	2,142
Billings in excess of costs and estimated profits on incomplete contracts	4,411	2,443
Environmental and other reserves	217	217
Taxes payable other than income taxes	1,101	1,500
Income taxes payable	-	754
Total current liabilities	22,242	26,874
Environmental and other reserves	11,318	11,769
Accrued post retirement health benefits	9,493	10,171
Deferred taxes	5,278	5,261
Other non-current liabilities	2,300	2,379
Total liabilities	50,631	56,454
Stockholders' equity		
Common stock $.01 par value, authorized 19,500,000 shares, issued 11,828,305 shares at December 30, 2007 and 11,956,026 shares at April 1, 2007, and outstanding 5,757,621 shares at December 30, 2007 and 5,638,676 shares at April 1, 2007	118	120
Paid-in capital	38,486	40,273
Retained earnings	71,262	70,212
Accumulated other comprehensive loss	(758)	(827)
Treasury stock (6,070,684 shares at December 30, 2007 and 6,317,350 shares at April 1, 2007)	(43,988)	(45,775)
Total stockholders' equity	65,120	64,003
Total liabilities and stockholders' equity	$ 115,751	$ 120,457

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Periods ended December 30, 2007 and December 31, 2006
(in thousands of dollars)

Nine Months Ended			
	12/30/07		12/31/06	
OPERATING ACTIVITIES				
Net income	$	3,048	$	1,887
Adjustments to reconcile net income to net cash provided by (used in) operating activities				
Depreciation		3,468		2,808
Gain on disposal of fixed assets		-		(25)
Gain on available-for-sale securities		(45)		(280)
Deferred pension cost		181		590
Post retirement health benefits		(678)		(264)
Deferred income taxes		475		204
Stock based compensation		75		225
Decrease (increase) in operating assets and liabilities				
Accounts receivable		1,816		495
Costs and estimated profits in excess of billings on incomplete contracts		137		(3,396)
Inventory		34		(14)
Insurance receivable		289		1,598
Other assets		93		(3,619)
Accounts payable and accruals		(4,795)		(1,867)
Accrued payroll and related liabilities		147		(736)
Contract loss reserve		(1,104)		-
Billings in excess of costs and estimated profits on incomplete contracts		1,968		271
Environmental and other reserves		(451)		(1,932)
Income taxes payable		(831)		(283)
Other liabilities		(479)		(816)
Net cash provided by (used in) operating activities		3,348		(5,153)
INVESTING ACTIVITIES				
Purchases of marketable securities		(2,161)		-
Sales of marketable securities		64		23,959
Maturities of marketable securities		2,500		1,000
Proceeds from disposal of fixed assets		-		25
Capital expenditures		(2,519)		(2,534)
Net cash provided by (used in) investing activities		(2,116)		22,451
FINANCING ACTIVITIES				
Restricted cash		(214)		(71)
Proceeds from exercise of stock options		-		1,408
Dividends paid on common stock		(1,692)		(24,637)
Net cash used in financing activities		(1,906)		(23,300)
Net decrease in cash and cash equivalents		(674)		(6,002)
Cash and cash equivalents at beginning of period		2,908		6,581
Cash and cash equivalents at end of the period	$	2,234	$	579
SUPPLEMENTAL DISCLOSURE				
Noncash investing and financial activities				
Exercise of stock options, net of taxes		(1,864)		-

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

1. BASIS OF PRESENTATION

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are included in the interim financial statements. Certain financial information that is required in the annual financial statements and prepared in accordance with accounting principles generally accepted in the United States of America may not be required for interim financial reporting purposes and may have been condensed or omitted. Our results of operations for the period ended December 30, 2007 are not necessarily indicative of the operating results for the full year. Our interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2007 Annual Report on Form 10-K.

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

The agreement provides coverage for the known liabilities in an amount not to exceed the policy limits. As of December 30, 2007 these limits exceed our current booked reserves of approximately $5.2 million. Included in the reserves are sediment remediation costs for Harbor Island of $0.2 million that are expected to occur in the next 12 months. These costs are reflected in our balance sheet under current liabilities. Likewise, the insurance receivable of $0.2 million relating to these reserves is reflected in our balance sheet under current assets.

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

Under the Federal Superfund law, potentially responsible parties may have liability for damages to natural resources in addition to liability for remediation. During fiscal year 2003, we began discussions with the natural resource trustees ("Trustees") for the Site. Management anticipates that the Trustees will file a claim against us at some future date alleging damages to the natural resources at the Site caused by the release of hazardous substances. Our best estimate of natural resource damage liability is included in the environmental remediation reserve. The payment of any eventual claim is covered by our insurance policy, provided that aggregate policy limits have not been exceeded.

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

The cases generally include as defendants, in addition to us, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. We assess claims as they are filed and as the cases develop, analyzing them in two different categories based on severity of illness. Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by us as "malignant" claims. All others of a less medically serious nature are categorized as "non-malignant". We are currently defending approximately 16 "malignant" claims and approximately 482 "non-malignant" claims. We and our insurers are vigorously defending these actions.

As of December 30, 2007, we have recorded a bodily injury liability reserve of $5.5 million and a bodily injury insurance receivable of $4.0 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $5.8 million and $4.3 million, respectively, at April 1, 2007. These bodily injury liabilities and receivables are classified within our Consolidated Balance Sheets as environmental and other reserves, and insurance receivables, respectively.

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

We have paid approximately $0.8 million and $0.7 million in claims through December 30, 2007 and April 1, 2007, respectively, which have been charged against the reserve.

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

We received notice from the Defense Contract Audit Agency ("DCAA") questioning the reasonableness of a payment to one of our subcontractors on the 2005 DPIA of the aircraft carrier USS John Stennis. We subcontracted the painting of the hull of the carrier which proved more difficult than anticipated due in part to the Government limiting access to the hull in the sequence proposed by the subcontractor. The required change in plan resulted in material overruns in the cost to complete the paint item. We reached a negotiated agreement of approximately $2.0 million with the subcontractor resulting in a contract modification issued by the Navy's contracting officer in the above stated amount to us under its cost type contract. The DCAA, in a 2007 audit, has challenged the allowability of the payment by us to the subcontractor. We have submitted a detailed response in support of the propriety of the payment. There can be no assurance that the DCAA will agree with our position and we are unable to estimate our potential exposure for this item. The DCAA will issue an opinion regarding the payment to the regional Navy contracting office who will issue its decision on the allowability of the payment. An unfavorable decision by the Navy's contracting officer would be subject to appeal by us to the Armed Services Board of Contract Appeals or directly to federal court. Due to the uncertainty of the outcome we have not established a reserve for this item.

5. COMPREHENSIVE INCOME

We reported comprehensive income of $2.9 million for the quarter ended December 30, 2007, which primarily consisted of net income of $2.9 million. For the nine months ended December 30, 2007 we reported comprehensive income of $3.1 million, which consisted of net income of $3.0 million and an unrealized gain on available-for-sale securities of $0.1 million.

For the third quarter of fiscal 2007 ended December 31, 2006, we reported comprehensive income of $2.4 million, which consisted of net income of $2.4 million and an unrealized loss on available-for-sale securities of $0.1 million. For the nine months ending December 31, 2006 we reported comprehensive income of $1.8 million, consisting of net income of $1.9 million and a net unrealized loss on available-for-sale securities of $0.1 million.

6. NET INCOME PER SHARE

The following table represents the calculation of net income per common equivalent share - diluted.

We have issued 16,000 units of Stock Appreciation Rights ("SSARs") which were excluded from the calculations for the three month period ended December 30, 2007 because their affect would be anti-dilutive and for the nine month period ended December 30, 2007 because their affect would be anti-dilutive.

7. STOCK COMPENSATION EXPENSE

We account for stock compensation associated with the restricted stock awards, restricted stock grant agreement and performance share award agreement that were approved at the June 2007 Board of Directors meeting under the recognition and measurement principles of FASB Statement 123R, Shared-Based Payment, which requires estimating the compensation cost for all stock based awards at fair value on the date of the grant and recognition of compensation over the service period for awards expected to vest. We estimated the fair value of stock-based awards using the Black-Scholes option pricing model. We are amortizing the fair value on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. As required by FAS 123R, we estimated future forfeitures and are recognizing compensation costs only for those equity awards expected to vest. Estimating the percentage of stock awards that will ultimately vest requires judgment. We will record such amounts retrospectively as an increase or decrease in stock-based compensation in the period we revise the estimates, to the extent that actual results or updated estimates differ from our current estimates. We consider many factors when estimating expected forfeitures, including historical voluntary terminations. Actual results, and future changes in estimates, may differ substantially from our current estimates.

For the nine months ended December 30, 2007, the total compensation costs related to unvested restricted stock units and stock-settled appreciation rights totaled $0.1 million, inclusive of estimated forfeitures. This cost is being amortized on a straight-line basis over the requisite service period. There was no activity related to unvested restricted stock units and stock-settled appreciation rights in the prior fiscal year.

During the nine-month period ended December 30, 2007, pursuant to our 2003 Incentive Stock Plan, we granted a total of 6,000 RSUs to members of our Board of Directors with restrictions that lapse by month through August 22, 2010 based on continued service. The fair value of these was $21.98 based on the fair market value at the grant date. We further granted a total of 16,000 RSUs to our Officers. The restrictions on the grants lapse on an annual basis over the required service period through July 1, 2012. The fair value of these was $21.02 based on the fair market value at the grant date. The forfeiture rate assumed on these units is zero.

During the nine-month period ended December 30, 2007, we granted 16,000 units of performance award shares under our 2003 Incentive Stock Plan in the form of stock-settled Stock Appreciation Rights ("SSARs"). The SSARs rights vest ratably on continued service through July 6, 2010 and expire on July 6, 2012. The forfeiture rate assumed on these SSARs is zero. We consider the achievement of the underlying performance criteria to be probable.

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

On November 15, 2007, an officer exercised 239,066 non-qualified stock options under the 1993 Incentive Stock Compensation Plan of Todd Shipyards Corporation.  The officer retained a net of 111,345 shares of common stock surrendering the remaining balance of 127,721 to pay the strike price and withholding tax due on the option exercise. The 127,721 shares were subsequently cancelled and retired.

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

Union Pension Plans - Operating Shipyard - We participate in several multi-employer defined benefit and/or defined contribution pension plans, which provide benefits to our collective bargaining employees. The expense under these plans totaled $0.9 million and $0.8 million for the quarters ended December 30, 2007 and December 31, 2006, respectively.

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

There were no unrecognized tax benefits under FIN 48 as of December 30, 2007 or April 1, 2007.

No interest or penalties were recognized during the three months ended December 30, 2007. We have adopted a policy whereby penalties incurred in connection with tax matters will be classified as general and administrative expenses, and interest assessments incurred in connection with tax matters will be classified as interest expense.

Tax years that remain open for examination by federal taxing authorities include 2004, 2005, 2006, and 2007.

10. LEASING ACTIVITIES

Lease Income and Lease Expense

We entered into an agreement on January 9, 2006 for the lease of certain facilities and provision of related services to Kiewit-General in connection with the construction of the Hood Canal Floating Bridge. The lease is anticipated to continue until early 2009.

Lease income and lease expenses from all facility rentals have been reported separately due to the materiality of the income and expenses associated with this lease. We recorded lease income of $0.7 million and related lease expenses of $0.1 million for the third quarter 2008. We recorded lease income of $1.8 million and related lease expenses of $1.0 million for the third quarter 2007.

Lease income and related lease expenses for the first nine months of fiscal year 2008 were $3.5 million and $1.1 million, respectively. Lease income and related lease expenses for the first nine months of fiscal year 2007 were $2.4 million and $1.3 million, respectively.

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

We are currently negotiating with several customers regarding responsibility for certain cost increases on fixed-price projects.  These discussions are focused on identified customer-driven sources of change, delay and disruption with the goal of recovering these costs.  As a policy, we do not recognize revenue on such disputes until the period in which an agreement is realized.  While there is no assurance that these discussions will result in a favorable agreement, we expect to negotiate some degree of compensation for these costs.  Although we are unable to estimate the value associated with these potential settlements at this time, they could be material to our financial statements or results of operations in the period in which any agreement is reached and the associated settlement amount is recognized.

We currently hold a Multi-Ship/Multi-Option cost-type contract ("CVN contract") for the non-nuclear repair work on the aircraft carriers home ported or stationed in Puget Sound. We were first awarded the CVN contract in 1999 and will complete our second five year contract in 2008. The Navy issued a Request for Proposal ("RFP") for the next five year contract in November 2007. We submitted our response to the RFP in January 2008. We anticipate that the Navy will award a new contract during the first half of fiscal year 2009. We believe that other entities are competing for the award of the contract and can give no assurances that we will be the successful bidder.

In July 2007 we, as prime contractor, commenced negotiations with the Washington State Department of Transportation, Ferry Division ("WSF") for the terms and conditions of a contract to build up to four 144 auto ferries. We concluded those negotiations and executed the prime contract with WSF in December 2007. The contract is issued in two parts. Part A provides for the design of the ferries and Part B will dictate the terms of the actual construction of the ferries. Part A of the contract was awarded for $2.3 million that will be shared between us, our primary subcontractor, and Guido Perla & Associates of Seattle, Washington, who will provide ferry design services. We reached agreement on the terms and conditions of a subcontract with Martinac Shipbuilding of Tacoma, Washington in December 2007 to be a subcontractor to us. Once the design and cost estimate have been completed, we and WSF will negotiate a price and delivery schedule for Part B of the contract, covering the construction of the ferries. The current time table discussed between us and WSF would project contract execution of Part B during the summer of 2008. There are no assurances that we and WSF will reach agreement on a price for construction of the ferries or that the necessary funding will be available from the State of Washington to build any or all of the ferries.

We were notified on November 2, 2007 that due to financial difficulties, Nichols Brothers Boat Builders ("NBBBI") was ceasing operations and laying off their workforce. NBBBI filed a bankruptcy petition pursuant to Chapter 11 of the United States Bankruptcy Code in Seattle later in November 2007. In an auction held in January 2008 the assets of NBBBI were sold. The sale of the assets of NBBBI will require us either to find an alternate supplier or to perform that portion of the work ourselves. We have not had any formal discussions with the purchaser of the NBBBI assets.

In November 2007 the Secretary of the Washington State Department of Transportation ("Secretary") announced the retirement of the four Steel Electric class ferries that provided the only auto ferry service between Port Townsend and Keystone Harbor. The Secretary cited safety concerns as the deciding factor to retire the boats. In a press conference held at our Seattle facility during the signing of the contract between Todd Pacific and WSF for the 144 auto ferries (discussed above), the Governor announced that she intended to seek the legislation necessary to construct up to three replacement ferries to be used between Port Townsend and Keystone Harbor. She further announced her intent to have the boats built in Washington State. In January 2008 legislation was introduced in both houses of the Washington State Legislature for the construction of one or more ferries to service the Port Townsend and Keystone Harbor run and that the boats be constructed within the boundaries of Washington State. There is no assurance that the subject legislation will pass nor is there any assurance that funding will be available to build the boats. WSF has announced its intent to issue an RFP for the construction of these boats as early as February 2008. If so issued it is our intent to bid this contract as the prime contractor. There may be other Washington shipyards interested in this RFP and there can be no assurance that we will the successful bidder.

In January 2008 we signed an agreement to purchase the assets of Everett Shipyards, Inc. ("ESY") through our newly created subsidiary, Everett Ship Repair & Drydock, Inc. ("Everett"). While several conditions for the sale remain to be satisfied including receiving consent of the Port of Everett who is ESY's landlord, we expect the transaction to close in the 4th quarter of fiscal year 2008.

Operating Results

All comparisons within the following discussion are to the corresponding period in the previous year, unless otherwise stated.

Revenue - Our third quarter revenue of $39.1 million reflects a $5.1 million (11%) decrease from the same period last fiscal year. The quarter to quarter decrease largely results from lower ship repair and new construction volumes.

Revenue for the first nine months of fiscal year 2008 was $102.8 million, which reflects a $22.1 million, or 27%, increase from the same period in fiscal year 2007. The year to date increase largely results from higher ship repair and new construction volumes on a range of projects, including USS John C. Stennis, USCGC Polar Sea, NOAA Okeanos Explorer, Excavator Barge, USNS Flint and USNS Salvor.

The ship repair business consists of individual and short duration repair events, some of which are exercised by the Government under its various multi-ship, multi-option contracts. Consequently, operating results for any period presented are not necessarily indicative of results that may be expected in any other period.

Cost of Revenue - Cost of revenue during the third quarter of fiscal year 2008 was $26.8 million, or 69% of revenue. Cost of revenue during the third quarter of fiscal year 2007 was $31.2 million, or 71% of revenue. The decrease in the cost of revenue in the third quarter of fiscal year 2008 is primarily attributable to a change in volumes versus the same period in the prior year. The decrease in the cost of revenue as a percentage of revenue is due to an increase in the share of work being completed as cost-type work as compared to third quarter 2007.

Cost of revenue during the first nine months of fiscal year 2008 was $75.0 million, or 73% of revenue. During the comparable period in fiscal year 2007, cost of revenue was $55.9 million, or 69% of revenue. The increase in the cost of revenue as a percentage of revenue in fiscal 2008 versus the prior year primarily results from a year-on-year increase in the share of total work volumes executed under fixed price contracts, which were characterized by higher costs as a percentage of revenue, and cost increases on certain fixed price projects.

Administrative and manufacturing overhead expense - Overhead costs for administrative and manufacturing activities were $8.8 million, or 23% of revenue, for the third quarter of fiscal year 2008. During the same period of fiscal year 2007, administrative and manufacturing overhead costs were $10.3 million, or 23% of revenue. The $1.5 million decrease in administrative and manufacturing overhead is primarily attributable to the volume decreases in the third quarter of fiscal year 2008 versus the same period in the prior fiscal year.

Administrative and manufacturing overhead costs for the first nine months of fiscal year 2008 were $26.4 million, or 26% of revenue. During the same period of fiscal year 2007, administrative and manufacturing overhead costs were $24.5 million, or 30% of revenue. The $1.9 million increase is the result of higher volumes during the first nine months of fiscal year 2008 versus the same period in the prior year. The decrease in administrative and manufacturing overhead costs as a percentage of revenue is attributable to the relatively fixed nature of many of these costs.

Investment & Other Income - Investment and other income (including gain/(loss) on available-for-sale securities) was $0.8 million for the third quarter of fiscal year 2008 and $3.1 million for the year-to-date period as of December 30, 2007. During the same periods in fiscal year 2007 investment and other income was $1.1 million and $2.5 million, respectively. Investment and other income in fiscal 2007 and fiscal 2008 was impacted favorably by contracts to lease certain facilities and provide related services to Kiewit-General in connection with their construction of the Hood Canal Floating Bridge. The increase in investment and other income in the first two quarters of 2008 versus the prior year was due primarily to the increased level of activity by Kiewit-General under these contracts in the current year.

Income Taxes - Our effective income tax rate was 34% in the third quarters of both fiscal year 2008 and 2007. In the third quarter of fiscal 2008 we recorded $1.4 million in federal income tax expense. During the same period in fiscal 2007 we recorded $1.3 million in federal income tax expense.

Our effective income tax rate was 34% in both fiscal years 2008 and 2007. We recorded $1.5 million in federal tax expense in the first nine months of fiscal year 2008, and $1.0 million in federal income tax expense in the first nine months of fiscal year 2007.

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

Working Capital

Working capital at December 30, 2007 was $27.4 million, an increase of $0.6 million, or 2%, from the working capital reported at the end of fiscal year 2007. The overall increase is due to a decrease in prepaid assets of $2.0 million, consisting primarily of materials and supplies that were used in firm fixed price contracts and an increase in prepaid federal income tax of $1.3 million. Accounts receivable decreased $2.9 million, reserve contract loss decreased $1.1 million, accounts payable decreased $4.5 million and billings in excess of sales increased $2.0 million. These changes are primarily attributable to the timing of work and the completion or near completion of several large fixed price projects.

We expect to fund the purchase of ESY from our existing working capital.

Capital Expenditures

Capital expenditures of $0.5 million for the third quarter and $2.5 million for the first nine months of fiscal year 2008 were attributable to planned improvements to the Seattle shipyard facility.

Credit Facility

We maintain a $10.0 million credit facility, which is renewable on a bi-annual basis, provides us with greater flexibility in funding our operational cash flow needs. Borrowings on the line of credit have an interest rate, at management's discretion, of either the prime rate or LIBOR rate plus 1.5%. Furthermore, we have certain financial debt covenants that we must meet in order to maintain this line of credit. We are in compliance with all debt covenants and had no outstanding borrowings as of December 30, 2007 and April 1, 2007, respectively.

Dividends

On September 24, 2007 and on December 21, 2007 we paid dividends of fifteen cents ($0.15) per share to all shareholders of record as of September 7, 2007 and December 6, 2007, respectively. The cumulative amount of dividends paid on a year-to-date basis as of December 30, 2007 was $1.7 million.

In fiscal year 2007 we also paid quarterly dividends of $0.15 per share.

In January 2008 we announced a dividend of $0.05 per share to be paid on March 20, 2008 to all shareholders of record as of March 6, 2008. The dividend reduction was made by the Board of Directors to provide continued financial flexibility.

On March 24, 2006, the Board of Directors approved the payment of an extraordinary cash dividend of $4.00 per share, or an aggregate of approximately $22.1 million. Shareholders of record as of June 5, 2006 were entitled to receive the extraordinary dividend which was paid on June 20, 2006.

RESERVES AND OTHER CONTINGENCIES

As reflected in the balance sheet and discussed in Note 4 to the financial statements, we have provided total aggregate reserves of $11.5 million at December 30, 2007 for our contingent environmental and bodily injury liabilities. As of April 1, 2007, we had recorded aggregate reserves of $12.0 million. All of the decrease from the prior period bodily injury liabilities relates to the settlement of bodily injury claims. Due to the complexities and extensive history of our environmental and bodily injury matters, the amounts and timing of future expenditures are uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on our financial position, cash flows or results of operations.

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

As of December 30, 2007, we have recorded aggregate assets of $9.2 million related to our reserves for environmental and bodily injury liabilities. As of April 1, 2007, we recorded aggregate assets of $9.5 million. The $0.3 million decrease in these assets is a result of recoveries related to bodily injuries. These assets reflect receivables under contractual arrangements with the insurance companies to share costs for certain environmental and other matters, as well as amounts deposited to securitize certain remediation activities. Amounts recoverable from insurance companies are recorded within our Consolidated Balance Sheets as insurance receivables and, in the case of reimbursements currently due, as a current asset. Amounts held in security deposits are recorded within our Consolidated Balance Sheets as restricted cash.

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

We have received notice from the Defense Contract Audit Agency ("DCAA") questioning the reasonableness of a payment to one of our subcontractors on the 2005 DPIA of the aircraft carrier USS John C. Stennis. We subcontracted the painting of the hull of the carrier which proved more difficult than anticipated due in part to the Government limiting access to the hull in the sequence proposed by the subcontractor. The required change in plan resulted in material overruns in the cost to complete the paint item. We reached a negotiated agreement of approximately $2.0 million with the subcontractor resulting in a contract modification issued by the Navy's contracting officer in the above stated amount to us under its cost type contract. The DCAA, in a 2007 audit, has challenged the allowability of the payment by us to the subcontractor. We have submitted a detailed response in support of the propriety of the payment. There can be no assurance that the DCAA will agree with our position and we are unable to estimate our potential exposure for this item. The DCAA will issue an opinion regarding the payment to the regional Navy contracting office who will issue its decision on the allowability of the payment. An unfavorable decision by the Navy's contracting officer would be subject to appeal by us to the Armed Services Board of Contract Appeals or directly to federal court. Due to the uncertainty of the outcome we have not established a reserve for this item.

BACKLOG

At December 30, 2007 our firm shipyard backlog consisted of approximately $27.0 million of repair and overhaul work. Our backlog at April 1, 2007 was approximately $36.0 million. The decrease in the backlog of work at the end of the first nine months of fiscal year 2008 is primarily due to the completion or near completion of several fixed-price and cost-type contracts.

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

ITEM 5. OTHER INFORMATION

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

No. 99.1	Press Release dated February 6, 2008 announcing financial results for our quarterly period ended December 30, 2007 (furnished herewith)*

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
February 06, 2008