Form 10-K
period 2008-03-30
TODD SHIPYARDS CORP
filed 2008-06-12
CIK 98537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]; Accelerated Filer [X]; Non-Accelerated Filer [ ]; Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $121.7 million as of October 1, 2007.

There were 5,757,621 shares of the corporation's $0.01 par value common stock outstanding at June 11, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be delivered to shareholders within 120 days after close of fiscal year are incorporated by reference into Part III of the Annual Report on Form 10-K.

Table of Contents

Index

PART I

PART II

PART III

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

PART I

ITEM 1. BUSINESS

INTRODUCTION

Todd Shipyards Corporation ("we", "us", or "our") was organized in 1916 and has operated a shipyard in Seattle, Washington (the "Shipyard") since incorporation. We are incorporated under the laws of the State of Delaware and operate the Shipyard through a wholly owned subsidiary, Todd Pacific Shipyards Corporation ("Todd Pacific"). Todd Pacific has historically been engaged in the repair/overhaul, conversion and construction of commercial and military ships. We consider ourselves to operate under one segment.

Today, we are the largest private (or non-Governmental) shipyard in the Pacific Northwest. A substantial amount of our business is repair and maintenance work on commercial and federal government vessels engaged in various maritime activities in the Pacific Northwest. We also provide new construction and industrial fabrication services for a wide variety of customers. Our customers include the US Navy ("Navy"), the US Coast Guard ("Coast Guard"), Military Sealift Command ("MSC"), National Oceanic & Atmospheric Administration ("NOAA"), the Washington State Ferry system ("WSF"), the Alaska Marine Highway System ("AMHS"), fishing fleets, cargo shippers, tug and barge operators and cruise lines.

OPERATIONS

SHIP REPAIR

Currently our primary operation is ship repair. The nature of this work ranges from relatively minor repairs to major overhauls and often involves the dry-docking of the vessel under repair. The cycle time for these projects span from shorter (one week or less) to longer (more than six months) periods of time, depending on the work performed.

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

The majority of our ship repair and overhaul work for the US Government ("Government") is awarded on an option basis under one of our cost-type contracts with the Navy and the Coast Guard. These contracts provide for reimbursement of costs, to the extent allocable and allowable under applicable Government regulations, and payment of an incentive or award fee based on our performance with respect to certain pre-established criteria. We also perform repair and overhaul work for the Navy, the Coast Guard and other Government entities on a fixed price basis through a formal bidding process.

Our commercial and Government ship repair and overhaul contracts contain customer payment terms that are determined by mutual agreement. Typically, we are reimbursed periodically through progress payments based on the achievement of certain agreed to milestones. In some cases, the customer retains an agreed portion of the contract price during the warranty period. Some vessel owners contracting for repair, maintenance, or conversion work also require some form and amount of performance and payment bonding, particularly state agencies. Because of these requirements, we are bonded for certain projects in the cumulative amount of $43.8 million at March 30, 2008.

CONSTRUCTION

Although our major focus is on ship repair, overhaul and conversion, we selectively undertake new construction projects when we deem the risks are manageable and the opportunities are commensurate with the risks undertaken. As an example, we recently completed construction of an excavator barge to be ultimately owned by the Army Corp of Engineers and to be utilized in the construction of a dam on the Ohio River.

In July 2007 we, as prime contractor, commenced negotiations with the Washington State Department of Transportation, Ferry Division ("WSF") for the terms and conditions of a contract to build up to four 144 auto ferries. We concluded those negotiations and executed the prime contract with WSF in December 2007. The contract is issued in two parts. Part A provides for the design of the ferries and Part B will dictate the terms of the actual construction of the ferries. Part A of the contract was awarded for $2.3 million that will be shared between us, our primary subcontractor, and Guido Perla & Associates of Seattle, Washington, who will provide ferry design services. We reached agreement on the terms and conditions of a subcontract with Martinac Shipbuilding of Tacoma, Washington in December 2007 to be a subcontractor to us. Once the design and cost estimate are complete, we will negotiate a price and delivery schedule for Part B of the contract, covering the construction of the ferries, with WSF. The current timetable discussed between us and WSF would project contract execution of Part B during the winter of 2008-09. There are no assurances that we will reach agreement with WSF on a price for construction of the ferries or that the necessary funding will be available from the State of Washington to build any or all of the ferries.

Nichols Brothers Boat Builders ("NBBI") was a potential supplier for the WSF 144 car contract. We were notified on November 2, 2007 that due to financial difficulties, NBBI was ceasing operations and laying off their workforce. NBBBI filed a bankruptcy petition pursuant to Chapter 11 of the United States Bankruptcy Code in Seattle later in November 2007. In an auction held in January 2008 the assets of NBBBI were sold. The sale of the assets of NBBBI will require us either to find an alternate supplier or to perform that portion of the work ourselves. We have not had any formal discussions with the purchaser of the NBBBI assets regarding the 144 auto ferry new construction program.

In November 2007, the Secretary of the Washington State Department of Transportation ("Secretary") announced the retirement of the four Steel Electric class ferries that provided the only auto ferry service between Port Townsend and Keystone Harbor. The Secretary cited safety concerns as the deciding factor to retire the boats. In a press conference held at our Seattle facility after the signing of the contract between Todd Pacific and WSF for the 144 auto ferries (discussed above), the Governor announced that she intended to seek the legislation necessary to construct up to three replacement ferries to be used between Port Townsend and Keystone Harbor. She further announced her intent to have the boats built in Washington State. Enabling legislation was passed by the Legislature and was signed into law by the Governor on February 14, 2008. We answered the request for proposal ("RFP") from WSF and were the sole bidder on the project. WSF determined that our bid was higher than their engineer's estimate and ultimately cancelled the RFP announcing that the construction of two other larger ferries would be advertised for bid to Washington State shipyards in July 2008. There can be no assurance that WSF will build these two ferries nor is there any assurance that we will be a successful participant in this future RFP.

COMPETITION

DOMESTIC

Competition in the domestic ship repair and overhaul industry is intense. The reduced size of the Government's active duty fleet has resulted in a significant decline in the total amount of Government business available to private sector shipyards, creating excess shipyard capacity and acute price competition. We compete for commercial and Government work with a number of other shipyards, some of which have more advantageous cost structures. Our competitors for repair, maintenance and overhaul work include non-union shipyards and shipyards with excess capacity. Our competitors for new construction work, in addition to West Coast competitors, include Gulf Coast and East Coast shipyards with lower wage structures, substantial financial resources or significant investments in productivity enhancing facilities. Competition for domestic construction and repair opportunities will continue to be intense as some of our larger competitors have more modern facilities, lower labor cost structures, or access to greater financial resources.

FOREIGN

Opportunities for us to serve non-United States ship owners or operators are limited because shipyards in foreign countries are often subsidized by their governments and in some cases enjoy significantly lower labor costs. Subsidies can allow foreign shipyards to enter into production contracts at prices below their actual production costs.

COMPETITIVE ADVANTAGES

We intend to continue capitalizing on the advantages of our geographic location, the skills of our experienced workforce and improved lean production efficiencies developed over the past several years as we compete for repair, maintenance and overhaul opportunities.

CUSTOMERS

In 2008, we serviced approximately 85 customers, both as the prime contractor and as a subcontractor to the prime contractor, compared with 84 in 2007. Our two largest customers are the US Navy and the US Coast Guard. Our business with the Navy and the Coast Guard is typically done through long-term cost-type and fixed-priced contracts. A loss of either one of these significant customers could have an adverse effect upon our business.

DISTRIBUTION OF REVENUES

The approximate distribution of our shipyard revenues for each of the last three fiscal years is summarized as follows:

US Government revenue consists of revenue on only US Government jobs for which we were the prime contractor and excludes revenue where we were the subcontractor. Revenues earned as a subcontractor are included in non-US Government revenues. The percentage of our revenues derived from Government sources decreased in fiscal year 2008 from fiscal year 2007. Work volumes and revenue are closely tied to the timing of availabilities for certain Navy and Coast Guard vessels covered by our long-term Government contracts. The year on year decrease in revenue from Government sources was primarily driven by reduced work demand by Government customers for the vessel availabilities coinciding with the our fiscal year 2008. Revenue continues to be strongly influenced by the amount and timing of repair, maintenance and overhaul work awarded under the remaining Navy cost-type contracts (see Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations - "Significant Revenue Contracts").

BACKLOG

At March 30, 2008, our backlog consisted of approximately $12 million of ship repair, maintenance, and conversion work. This compares with backlogs of approximately $36 million and $72 million at April 1, 2007 and April 2, 2006, respectively. Our backlog is primarily attributable to firm fixed price repair, and maintenance and conversion work scheduled for completion during fiscal year 2009. The decrease in backlog is due primarily to the timing of U.S Government jobs.

AVAILABILITY OF MATERIALS

The principal materials we use in our Shipyard are steel and aluminum plates and shapes, pipe and fittings, paint and electrical cable and associated fittings. Management believes that each of these items can presently be obtained in the domestic market from a number of different suppliers. In addition, we maintain a small on-site inventory of various materials that are available for emergency ship repairs.

EMPLOYEES

The number of persons we employ varies considerably and depends primarily on the level of shipyard activity. Employment averaged approximately 800 during fiscal year 2008 and totaled approximately 400 employees on March 30, 2008.

During fiscal year 2008, an average of approximately 600 of our shipyard employees were covered by a union contract that became effective on August 1, 2005. At March 30, 2008, approximately 300 employees were covered under this contract.

In November 2005, Todd Pacific Shipyards reached an agreement for a new collective bargaining agreement with the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards) which was subsequently ratified by the rank and file members. The three-year agreement, which was retroactive to August 1, 2005, will expire on July 31, 2008. The agreement provides for increases in the wages and fringe benefits at a rate of approximately 4.3% per year. We consider our relations with the various unions to be stable.

ACQUISITION OF ASSETS OF EVERETT SHIPYARD, INC.

On March 31, 2008, our subsidiary Everett Ship Repair & Drydock, Inc. ("Everett") acquired the assets of Everett Shipyard, Inc. ("ESY"). ESY performed ship repair work for a range of government and commercial customers, including the United States Navy and Washington State Ferries, at two locations in Everett, Washington. Everett will continue ESY's shipyard operations. Everett named Kevin Quigley as its President and he will be responsible for the operation of the shipyard. Mr. Quigley had served as President of ESY for the past seven years.

The assets acquired by Everett include ESY's interest in a 1,000 ton dry dock which was recently added to ESY's operations, allowing Everett to compete in a broader market of marine repair and overhaul opportunities. ESY and our Seattle shipyard do not generally compete for the same contracts. Everett has assumed the collective bargaining agreements with the International Brotherhood of Boilermakers, Local 104 and the United Brotherhood of Carpenters, Local 1184. The new yard intends to employ the workforce previously employed by ESY.

REGULATORY MATTERS

ENVIRONMENTAL AND BODILY INJUSTY MATTERS

We are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. Fines and penalties may be imposed for non-compliance with these laws.

We have an accrued liability of $11.4 million as of March 30, 2008 for environmental and bodily injury matters. As assessments of environmental matters and remediation activities progress, we review these liabilities periodically and adjust them to reflect additional technical, engineering and legal information that becomes available. Our estimate of environmental liabilities is affected by several uncertainties such as, but not limited to, the method and extent of remediation of contaminated sites, the percentage of material attributable to us at the sites relative to that attributable to other parties, and the financial capabilities of the other Potentially Responsible Parties ("PRP") at most sites. Our estimate of bodily injury liabilities is also affected as additional information becomes known regarding alleged damages from past exposure to asbestos at our facilities. We are covered under various insurance policies for some, but not all, potential environmental and bodily injury liabilities.

As of March 30, 2008, we recorded an insurance receivable of $9.1 million, which mitigates a major portion of the accrued environmental and bodily injury liabilities.

For further information regarding our environmental and bodily injury matters see Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 10 of the Notes to Consolidated Financial Statements.

SAFETY MATTERS

We are also subject to the federal Occupational Safety and Health Act ("OSHA") and similar state statutes.  We have an extensive health and safety program and employ a staff of safety/fire inspectors whose primary functions are to monitor in-process work to assure safety protocols are being followed.  Secondarily, our safety/fire inspectors staff develop Company policies that meet or exceed the safety standards set by OSHA, train production supervisors to our policies and make periodic inspections of safety procedures to insure compliance with our policies on safety and industrial hygiene.  All production employees are required to attend regularly scheduled safety training meetings.

ITEM 1A. RISK FACTORS

Set forth below are various risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report or otherwise adversely affect our business.

  Economic downturns and reductions in Government funding could have a negative impact on our business. Significant portions of our revenues are derived from contracts that are funded by the Government. Our ability to obtain future Government work at reasonable margins is highly dependent on the amount of work that is available to bid, which is largely a function of the level of Government funding available. The availability of Government funding also affects the long-term contracts we currently have as the contacts are based on options that the Government could choose not to exercise if funding is cut-back or not available at all. The availability of funding could also affect whether or not those long term Government contracts are renewed. We also perform commercial work for customers in the private sector. The availability of this private sector work can be significantly adversely affected by general economic downturns and by fluctuations in specific customers' economic circumstances.

  Our cost-type Government contracts provide the Government with the option to have us perform repair, maintenance and overhaul activities on certain Government ships, and in some cases at certain Government facilities. While work on these ships is typically done at reasonably predictable intervals, those intervals can be substantially altered as a result of changing military priorities and other unexpected deployments. Furthermore, a decision by the Government to redeploy these ships to another permanent geographic location could have a negative impact on our business depending on that location. Additionally, there is no assurance that we will be successful in our efforts to win renewal of any of cost-type Government contracts. Even in the absence of geographic reassignment or other necessity, the Government remains free to elect to have work done by other parties that is contemplated to be done under their contracts with us.

  Our fixed-price contracts subject us to the risk of increased project cost. The profitability of fixed-price contracts can be adversely affected by a number of factors that can cause our actual costs to materially exceed the costs estimated at the time of the original bid. Even in situations in which some of such increased costs arise as a result of customer initiated or approved change orders, there may be a delay or dispute as to the amount of increased revenue due to us.

  Our accounting for revenues and costs involves significant estimates. As further described in "Critical Accounting Policies, Estimates, and Judgments" under Management's Discussion and Analysis of Financial Condition and Results of Operation (Item 7.), accounting for contract related revenues and costs as well as other cost items requires management to make a variety of significant estimates and assumptions. Although we believe we have sufficient experience and processes to enable us to formulate appropriate assumptions and produce reliable estimates, these assumptions and estimates may change significantly in the future and such changes could have a material adverse effect on our financial position and the results of operations. On a regular basis, we monitor our policies and procedures with respect to our contracts to ensure consistent application under similar terms and conditions as well as compliance with all applicable government regulations. In addition, costs incurred and allocated to contracts with the US Government are routinely audited by the Defense Contract Audit Agency ("DCAA"). The government has the ability to recover or disallow any costs which are improperly charged against or allocated to the contracts.

  Our future profitability depends largely on the ability of the Shipyard to maintain an adequate volume of ship repair, overhaul and conversion business to augment our longer-term contracts. The variables affecting our business volume include public support provided to competing Northwest shipyards, excess west coast and industry-wide shipyard capacity, domestic and foreign competition, governmental legislation and regulatory issues, activity levels of the Navy and other customers, competitors' pricing behavior, and our labor efficiencies, work practices and estimating abilities. Other factors that can contribute to future profitability include the amounts of annual expenditures needed to ensure continuing serviceability of our owned and leased machinery and equipment.

  Our long term success in managing a profitable operation at our newly acquired shipyard in Everett, Washington will depend on the availability of a sufficient volume of profitable work including pier side Washington State Ferry repairs and continued work on small barges for the United States Navy both pier side and in drydock.

  Weather conditions can significantly impact our quarterly revenues and profitability. Our ability to perform work can be significantly impacted by weather conditions such as precipitation and temperature, particularly in the third and fourth quarters of the year. Additionally, delays and other weather impacts may increase a project's cost and decrease profitability.

  Our long term success depends on attracting and retaining qualified personnel in a competitive environment. An important factor in our ability to profitably execute our work is also our ability to attract, develop and retain qualified personnel. Our success in attracting qualified people is dependent on the personnel resources available in our geographic area and general economic conditions, as well as our ability to provide a competitive compensation package and desirable work environment.

  We operate in a highly competitive marketplace. As more fully described under "Competition" above, we have multiple competitors in all of the areas in which we work. During economic down cycles or times of lower Government funding for projects, competition for the fewer available projects intensifies and this increased competition may result in a decrease in our ability to be competitive at acceptable margins.

  As more fully described under "Regulatory Matters" above, we are subject to a number of federal, state and local laws and regulations relating to the environment and workplace safety, the noncompliance with which can result in substantial penalties as well as civil and criminal liability. While compliance with these laws and regulations has not materially adversely affected operations in the past, there can be no assurance that these requirements will not change and that compliance will not adversely affect operations in the future.

  As more fully described in Item 3. Legal Proceedings, we have been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at our Seattle shipyard and at closed former facilities. We are currently defending approximately 503 such claims, 15 of which are considered significant. We have insurance agreements in place to cover these potential liabilities but a portion of that coverage, based on historical data, is expected to be exhausted in approximately three years. The continued defense and settlement of these claims, after exhaustion of one of the insuring agreements, could have a significant impact on our profitability.

  Strikes or work stoppages could have a negative impact on operations and results. We are party to a collective bargaining agreement covering a substantial portion of our craft workforce. That agreement expires on July 31, 2008. Although our results and operations have not been significantly impacted by strikes or work stoppages in the recent past, such labor actions could have a significant impact on operations and results if they were to occur in the future.

  We use certain commodity products that are subject to significant price fluctuations. Petroleum-based products are used to fuel and lubricate our equipment. Steel and other commodities are used in projects and they can be subject to significant price fluctuations. We have not been significantly adversely affected by commodity price fluctuations in the past; however, there is no guarantee that it will not be in the future.

  Failure of our subcontractors to perform as anticipated could have a negative impact on our results. We subcontract portions of many of our contracts to specialty subcontractors but we remain ultimately responsible for the successful completion of their work. Although we attempt to obtain bonding or other forms of guarantees, we are not always successful in obtaining bonds or guarantees from certain subcontractors. Accordingly, there is no guarantee that we will not incur a material loss due to subcontractor performance issues.

  As more fully described in Item 3, Legal Proceedings, we have various insurance policies and agreements that provide coverage of the costs to remediate environmental sites and for the defense and settlement of bodily injury cases. These policies are primarily with two insurance companies. Management believes based on the current credit ratings of both of these companies and other insurance coverage that we maintain, our insurance coverage will be adequate to meet the obligations reflected. However, if this assumption is incorrect and either or both of these companies are unable to meet their future financial commitments and our secondary coverage is inadequate, our financial condition and results of operations could be adversely affected.

The foregoing list is not exhaustive. There can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, also may impact us unfavorably. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition and results of operations. For these reasons, we caution the reader not to place undue reliance on our forward-looking statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The 46-acre Shipyard facility in Seattle offers three operating dry docks. Five piers offer a total of nearly 3,700 feet of berthing space.

The design capacities of our three operating dry docks located at the Shipyard are as follows:

On December 16, 2004 we announced that we were awarded a five-year lease with the Navy for the use of the AFDM-10 Dry Dock, "Resolute" ("Dry Dock 10"). The Resolute arrived at the Shipyard on August 31, 2005 where it was placed into service on January 13, 2006. The Resolute is 522 feet long, 124 feet wide, has a design capacity of 18,000 tons and is be used to dock a variety of commercial and government ships.

The lease terms on Dry Dock 1 and Dry Dock 10 provide for nominal annual lease payments and minimum amounts of annual maintenance that we must perform. The leases also include minimum levels of maintenance that we must perform over the life of the lease. We have included the nominal annual lease payments and the costs of the average annual maintenance that must be performed over the life of the leases on these dry docks in the current and future lease commitments in Note 9 of the Notes to the Consolidated Financial Statements in Item 8. We are currently in negotiations to purchase the YFD-70 dry dock from the Navy, meanwhile the rental continues on a month-to-month basis.

Our third and only owned floating dry dock, the Emerald Sea, ceased commercial operation on May 31, 2006 and, along with certain other facilities under a lease arrangement, was utilized by Kiewit-General through July 2007 for the construction of bridge anchors for the new eastern section of the Hood Canal Bridge in Kitsap County, Washington. For purposes of the Kiewit-General lease, the dock was cut into two sections. Five of the eight pontoons that comprise the dry dock were placed back into service subsequent to the lease with Kiewit-General and are currently used in our barge repair and refurbishment business. The remaining three-pontoon section is not currently in service.

We believe that our owned and leased properties at the Shipyard are in reasonable operating condition given their age and usage, although from time to time we are required to incur substantial expenditures to ensure the continuing serviceability of certain owned and leased machinery and equipment. We removed a segment of Pier 4 as part of the remedial action on the Harbor Island Superfund Site (see below) and determined that replacement of that pier segment is not necessary for the continued operation of the shipyard. Several older piers have a continued life expectancy of approximately fifteen years. We will make a decision regarding the replacement of those piers at a time closer to the end of the affected piers' useful lives.

On March 31, 2008, our subsidiary Everett Ship Repair & Drydock, Inc. ("Everett") acquired the assets of Everett Shipyard, Inc. ("ESY"), including ESY's interest in a 1,000 ton dry dock which was recently added to ESY's operations, allowing Everett to compete in a broader market of marine repair and overhaul opportunities.

During fiscal years 2008 and 2007, we spent approximately $2.8 million and $6.5 million, respectively, on shipyard capital expenditures.

ITEM 3. LEGAL PROCEEDINGS

We are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. Fines and penalties may be imposed for non-compliance with these laws. Such laws and regulations may expose us to liability for our acts, which are or were in compliance with all applicable laws at the time such acts were performed. We face potential liabilities in connection with the alleged presence of hazardous waste materials at our Seattle shipyard, our former closed shipyard sites, and at several sites we used for disposal of alleged hazardous waste.

We are identified as a PRP by the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA," commonly known as the "Superfund") in connection with matters pending at three Superfund sites. Additionally, we received information requests in several Superfund cases where we asserted that our liability was discharged when we emerged from bankruptcy in 1990. Additionally, we have been named in a contribution action under CERCLA and the Washington State Model Toxics Control Act ("MTCA") by a local Port authority.

Generally, these environmental claims relate to sites we used for disposal of alleged hazardous waste. We are also named as a defendant in a number of civil actions alleging damages from past exposure to toxic substances, generally asbestos, at closed former facilities.

At March 30, 2008, we maintained aggregate reserves of $11.4 million for pending claims and assessments relating to environmental and bodily injury matters, including $5.0 million associated with the Harbor Island Superfund Site (the "Harbor Island Site") and $5.4 million for asbestos related claims.

Funding for costs and payments of claims represented by such reserves is expected to be recovered significantly by receivables due from insurance companies under policies and insurance in place agreements described below. At March 30, 2008, such receivables aggregated $9.1 million.

Included in the reserves are estimated final sediment remediation costs for Harbor Island of $1.9 million that are expected to occur within the next 15 years after certain piers reach the end of their useful lives. These costs are reflected in our balance sheet under Environmental and Other Reserves. Similarly, the insurance receivable of $1.9 million relating to these reserves is reflected in our balance sheet under Insurance Receivable.

For more information, see Note 10 of the Notes to the Consolidated Financial Statements (Item 8.) below and the discussion under the heading "Environmental Matters and Contingencies" in Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7.) below.

HARBOR ISLAND SITE

We, along with several other parties, have been named as PRPs by the EPA pursuant to CERCLA (also known as "Superfund") in connection with the documented release or threatened release of hazardous substances, pollutants and contaminants at the Harbor Island Superfund Site (the "Harbor Island Site"), upon which the Shipyard is located.

HARBOR ISLAND SITE INSURANCE

In fiscal year 2001, we entered into a 30-year agreement with an insurance company that provides us with broad-based insurance coverage for the remediation of all our operable units at the Harbor Island Superfund Site.

The agreement provides coverage for the known liabilities in an amount greater than our current booked reserves of $5.0 million. Additionally, we entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

HARBOR ISLAND SITE HISTORY

To date, the EPA has separated the Harbor Island Site into three operable units that affect us: the Soil and Groundwater Unit (the "Soil Unit"), the Shipyard Sediments Operable Unit (the "SSOU") and the Sediments Operable Unit (the "SOU"). We, along with a number of other Harbor Island PRPs, received a Special Notice Letter from the EPA on May 4, 1994 pursuant to section 122 (e) of CERCLA. We entered into a Consent Decree for the Soil Unit in September 1994 under which we agreed to remediate the designated contamination on our property. Removal of floating petroleum product from the water table began in October 1998 and is anticipated to continue through fiscal year 2009.

During fiscal year 1997, the EPA issued its Record of Decision ("ROD") for the SSOU. The ROD identifies four alternative solutions for the SSOU remediation and identifies the EPA's selected remedy. During fiscal year 2000, the EPA expanded the boundaries of the SSOU issuing their Phase 1B Data Report and resulting Explanation of Significant Differences outlining the changes to the ROD. During the fourth quarter of fiscal year 2000, we entered into an Administrative Order of Consent with the EPA for the development of the remedial design for the SSOU.

During fiscal year 2003, we entered into a Consent Decree with the EPA for the cleanup of the SSOU, which, along with the associated Remedial Design Statement of Work for Remedial Action ("SOW"), was subsequently approved by the Department of Justice. The Consent Decree provides for the submittal of the Remedial Action Work Plan to the EPA subsequent to the approval by the EPA of the final design. The Remedial Action Work Plan provides for construction and implementation of the remedy set forth in the ROD, the two Explanation of Significant Differences (issued in fiscal years 2000 and 2003), the SOW, and the design plans and specifications developed in accordance with the Remedial Action Work Plan and approved by the EPA. During fiscal year 2004 we submitted our Final Design Report to the EPA for the SSOU. The Final Design Report provides for the following actions to take place at the SSOU:

The demolition and removal of Piers 2 and 4 South (located on the Duwamish Waterway) will achieve more complete cleanup in those areas.

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

Pursuant to the schedule, remediation of the SSOU began in fiscal year 2005. Environmental regulations limit the period of time during the year that dredging may occur. Given these limits, dredging in the SSOU required several years to accomplish. We completed our first year of dredging during fiscal year 2005 and the second and final year of dredging during fiscal year 2006. As part of the sediment remedial action on our property, a temporary sand cap was placed over the sediments that are beneath Piers 1, 3 and 2P, and the building berth adjacent to Pier 1. At such time that those piers reach the end of their usable lives (estimated to occur within the next 15 years), we are obligated to demolish those piers and conduct final cleanup of the under-pier sediments. The cost of these final sediment Superfund remedial actions on our property is included in the stated reserve.

During January 1998, the EPA notified us that testing would be required in the West Waterway of the Duwamish River outside the borders of the SSOU as part of the SOU. During May 1998, we entered into an Administrative Order on Consent to perform certain limited testing as part of the SOU investigation. After an evaluation of the results, the EPA issued a draft "no action" ROD on the SOU for public comment which if issued in final form would end the investigation of the SOU, requiring no remedial action. The public comment period closed during fiscal year 2000. In September 2003, the EPA issued the final "no action" ROD on the SOU. We have not established a reserve for any remediation on the SOU.

Under the Federal Superfund law, potentially responsible parties may have liability for damages to natural resources in addition to liability for remediation. During fiscal year 2003, we began discussions with the natural resource trustees ("Trustees") for the Harbor Island Superfund Site ("Site") and continued these discussions during the remainder of fiscal year 2003. We anticipate that the Trustees will file a claim against us at some future date alleging damages to the natural resources at the Site caused by the release of hazardous substances. The best estimate of a potential natural resource damage claim has been included in the environmental reserve. The payment of any eventual claim is covered by the aforementioned insurance policy, except for the policy deductible, provided that aggregate policy limits have not been exceeded. The amount of the policy deductible payment is reflected in our environmental reserve at March 30, 2008 and April 1, 2007, respectively.

OTHER ENVIRONMENTAL REMEDIATION MATTERS

The Port of Tacoma, Washington filed a civil action against us during the fourth quarter of fiscal year 2008 in the United States District Court (Western District of Washington in Tacoma) for contribution under CERCLA and MTCA. We previously disclosed our involvement with the CERCLA remediation efforts in the Hylebos Waterway of Commencement Bay in Tacoma, Washington and subsequent natural resources assessment by the statutorily named trustees ("Trustees"). A former subsidiary of ours operated a shipbuilding operation on the Hylebos Waterway under contract to the United States Navy during World War II. The contract between our subsidiary and the Navy for the operation of the shipyard site included an indemnification clause flowing from the United States to our subsidiary. We have tendered any potential liability to the United States pursuant to this contract. The United States has not responded to the tender. We have not had a presence at the site since 1946. We have further taken the position with the EPA and the Trustees that any potential liability that we may have had for the site was discharged in our 1987 filing under Chapter 11 of the United States bankruptcy code. The EPA did not name us as a potentially responsible party nor have the Trustees filed a claim against us for natural resource damages. The Trustees filed a claim against the United States for natural resources damages caused by the Government. The Trustees and the United States have entered into a consent decree resolving the claim, releasing the United States from further liability in connection with the site. We appeared at the consent decree hearing in United States District Court in Tacoma, Washington in October 2007 to protect our indemnification agreement with the United States. The judge approved entry of the consent decree but also ruled that the consent decree would not operate to relieve the United States from any contractual indemnification obligations it may owe us. We are unable to estimate our potential exposure for this item. We have included our current best estimate of this potential liability in our environmental reserve and will continue to analyze this exposure as we begin discovery in the recently filed litigation.

We entered into a Consent Decree with the EPA for the clean up of the Casmalia Resources Hazardous Waste Management Facility in Santa Barbara County, California under the Resource Conservation and Recovery Act. We included an estimate of the potential liability for this site in our environmental reserve.

During fiscal year 2005, the EPA notified us that we are a potentially responsible party ("PRP") at the Malone Service Company Superfund Site ("Malone") in Galveston County, Texas. The EPA alleges that our Galveston shipyard, which ceased operations in 1990, was the generator of waste materials that were delivered, through independent transport companies, to the Malone site. The EPA has further indicated that we will, based on volumes of material at the site that we generated, be eligible to participate in a "de minimus" settlement for small contributors. We have included our best estimate of the settlement amount in our environmental reserve.

During fiscal year 2005, we received notification that we, along with 55 other companies and organizations, are a potentially responsible party at the BKK Landfill Facility in West Covina, California. The site is the subject of an investigation and remedial order from the California Department of Toxic Substances Control. It is alleged that our San Pedro shipyard (closed in 1990) caused shipyard waste to be sent to the BKK Facility during the 1970s and 1980s. Due to the uncertainties at this time we have not established a reserve for this issue.

We received notification in November 2006 regarding the discovery of sub surface oil on the property we formerly owned in Galveston, Texas. We sold the property to the Port of Galveston in 1992 and there have been several intervening owners and operators at the site since 1992. We are investigating the factual allegations and any potential liability. Due to the uncertainties at this time we have not established a reserve for this issue.

ASBESTOS RELATED CLAIMS AND INSURANCE

We are named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at our Seattle shipyard and closed former facilities.

In addition to us, the cases generally include other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers as defendants, and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. We assess claims as they are filed and as the cases develop, dividing them into two different categories based on severity of illness. Based on current fact patterns, we categorize certain diseases including mesothelioma, lung cancer and fully developed asbestosis as "malignant" claims. We categorize all other claims of a less medically serious nature as "non-malignant." We are currently defending approximately 15 "malignant" claims and approximately 488 "non-malignant" claims.

The relief sought in all cases varies greatly by jurisdiction and claimant. Included in the approximate 425 cases open as of March 30, 2008 are approximately 503 claimants. The exact number of claimants is not determinable as approximately 86 of the open cases include multiple claimant filings against 20-100 defendants. The filings do not indicate which claimants allege liability against us. Considering known facts, the previously stated 503 claimants is our best estimate.

Approximately 194 cases do not assert any specific amount of relief sought.

Approximately 153 cases assert on behalf of each claimant a claim for compensatory damages of $2 million and punitive damages of $20 million against approximately 20-100 defendants. Approximately 37 cases assert $5-20 million in compensatory and $5-20 million in punitive damages on behalf of each claimant against approximately 20-100 defendants. Approximately 37 cases assert $1-5 million in compensatory and $5-10 million in punitive damages on behalf of each claimant against approximately 20-100 defendants. Approximately 4 cases seek compensatory damages of less than $1 million per claim. The claims involved in the foregoing cases do not specify against which defendants made which claims or alleged dates of exposure.

Based upon settled or concluded claims to date, we have not identified any correlation between the amount of the relief sought in the complaint and the final value of the claim. Our insurers and we are vigorously defending these actions.

Bodily injury reserves declined from $5.8 million at April 1, 2007 to $5.4 million at March 30, 2008. Bodily injury insurance receivables also decreased from $4.3 million at April 1, 2007 to $4.0 million at March 30, 2008. We classified these bodily injury liabilities and receivables within our consolidated balance sheets as environmental and other reserves, and insurance receivables, respectively.

We entered into agreements with several of our insurers to provide coverage for a significant portion of settlements and awards related to these bodily injury claims. These agreements have aggregate limits on amounts to be paid overall and formulas for amounts of payment on individual claims. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims. The two most significant agreements provide coverage applicable to claims of exposure to asbestos occurring between 1949 and 1976 and occurring between 1976 through 1987. Insurance coverage for exposures to asbestos was no longer available from the insurance industry after 1987. Due to changes in federal regulations in the 1970s that resulted in the swift decline in commercial and military application of asbestos and increased regulation over the handling and removal of asbestos, there exists minimal risk of claims arising from exposure after 1987. We utilize contractual formulas to determine the amount of coverage from each agreement on each claim settled or litigated. Once the initial date of alleged exposure to asbestos is determined, all contractual years subsequent to that date participate in the settlement. Since all known claims involve alleged exposure prior to 1976, the 1976 through 1987 agreement will participate in the settlement or judgment of all outstanding claims that are settled or litigated. As a result and as further discussed below, the 1976 through 1987 agreement will exhaust prior to the 1949 through 1976 agreement. Based on historical claims settlement data only, we project that at March 30, 2008, the 1949 through 1976 agreement will provide coverage for an additional 21.7 years and the 1976 through 1987 agreement will provide coverage for an additional 2.8 years. At April 1, 2007, we projected that these agreements would provide coverage for an additional 22.8 years and 3.1 years, respectively. We resolved 6 malignant claims in 2008 compared with 19 in 2007 and 9 in 2006. If historical settlement patterns or the rate of filing for new cases change in future periods, these estimated coverage periods could be shorter or longer than anticipated. Moreover, if one or both of these coverages are exhausted at some future date, our costs related to subsequent claims and for legal expenses previously covered by these insurance agreements may increase.

The following chart indicates the number of claims filed and resolved in the past two fiscal years, including the number of claims yet to be resolved at the end of each fiscal year. (Resolutions include settlements, adjudications and dismissals.) The claims are further categorized as either malignant or non-malignant.

Due to uncertainties of the number of cases, the extent of alleged damages, the population of claimants and size of any awards and/or settlements, there can be no assurance that the current reserves will be adequate t o cover the costs of resolving the existing cases. Additionally, we cannot predict the eventual number of cases filed against us, or their eventual resolution, and do not include the reserve amounts for cases filed in the future. However, it is probable that if future cases are filed against us they will result in additional costs arising either from their share of costs under current insurance in place arrangements or due to the exhaustion of such coverage. We review the adequacy of existing reserves periodically based upon developments affecting these claims, including new filings and resolutions, and adjust the reserve and related insurance receivable as appropriate.

As we are not able to estimate our potential ultimate exposure for filed and un-filed claims against us, we cannot predict whether the ultimate resolution of the bodily injury cases will have a material effect on our results of operations or stockholders' equity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended March 30, 2008.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is listed on the New York Stock Exchange (NYSE:TOD).

In accordance with paragraph 12(a) of Section 303A of the New York Stock Exchange ("NYSE") Company Manual, Stephen G. Welch, our Chief Executive Officer, has certified to the NYSE our compliance with the NYSE's corporate governance listing standards as of September 20, 2007. The certifications required by the Sarbanes-Oxley Act of 2002 and the regulations thereunder are filed with or furnished to the Securities and Exchange Commission as exhibits to this report on Form 10-K.

The following table sets forth, by quarter, the high and low composite sales prices of the stock as reported by the NYSE.

At June 11, 2008, there were 5,757,621 outstanding shares of common stock. On that date there were 1,315 shareholders of record.

The Board of Directors has authorized the quarterly dividend, payable June 20, 2008 to shareholders of record as of June 5, 2008, in the amount of $0.05 per share. In fiscal year 2008, we paid quarterly dividends of $0.15 per share in June, September and December of 2007 and a dividend of $0.05 per share in March 2008. In fiscal year 2007, we paid quarterly dividends of $0.15 per share.

We made no purchases of treasury stock in the fourth quarter of fiscal year 2008.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands of dollars, except for share data)

The following table summarizes certain selected consolidated financial data, which should be read in conjunction with the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) and Consolidated Financial Statements of the Company (Item 8). These historical results are not necessarily indicative of the results of operations expected for any future period. On June 25, 2006, we paid out an extraordinary dividend of $4.00 per share which reduced working capital, total assets and stockholders' equity by approximately $22 million.

COMPREHENSIVE INCOME

We reported comprehensive income of $4.2 million for fiscal year 2008, which primarily consisted of net income of $6.6 million, less pension plan charge net of tax of $2.5 million, and an unrealized loss on available-for sale securities of $0.1 million. For fiscal year 2007, we reported comprehensive income of $2.4 million, which primarily consisted of net income of $3.2 million, and pension and other post retirement benefits adjustment of $0.8 million.

The Pension Benefits funded status is measured as the difference between the fair market value of assets and the Post Benefit Obligation (PBO). As of March 30, 2008, the Plan assets exceed the PBO by $17.0 million. This creates a positive funded status, which is recognized as a non-current asset in the statement of financial position. SFAS 158 also requires disclosures of the amount recognized in Accumulated Other Comprehensive Income (AOCI). These amounts consist of gains or losses, prior service costs or credits and transition obligations, or assets which have not yet been recognized in the net periodic benefit cost. As of March 30, 2008, the Pension Benefit Plan had a net loss of $9.3 million and a prior service cost of $0.1 million, and a charge of $3.8 million was recognized in AOCI.

As of April 1, 2007, the Pension Plan assets exceeded the PBO by $20.7 million. As of April 1, 2007, the Pension Benefit Plan had a net loss of $5.6 million and a prior service cost of $0.1 million.

The Other Post Retirement Benefits funded status is measured as the difference between the fair market value of assets and the Accumulated Post Benefit Obligation (APBO). As of March 30, 2008, the APBO exceeds Plan assets by $10.7 million. This creates a negative funded status, which must be recognized as a noncurrent liability in the statement of financial position. SFAS 158 requires disclosure of the amounts recognized in AOCI. These amounts consist of gains or losses, prior service costs or credit and transition obligations or assets, which have not yet been recognized in the net periodic benefit costs. As of March 30, 2008, the other post retirement benefit plan has a net gain of $4.5 million, which was recognized in fiscal year 2007.

As of April 1, 2007, the APBO exceeded Plan assets by $11.3 million. This creates a negative funded status, which must be recognized as a noncurrent liability in the statement of financial position. As of April 1, 2007, the other post retirement benefit plan had a net gain of $4.5 million and was recognized in AOCI.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Notes to the Consolidated Financial Statements (Item 8) are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith. The following discussion and analysis of financial condition and results of operations contain forward-looking statements, which involve risks and uncertainties. Our actual results in future periods may differ significantly from the results discussed in or anticipated by such forward-looking statements. Readers should also refer to Risk Factors in Item 1A.

SIGNIFICANT REVENUE CONTRACTS

We are the largest private shipyard in the Pacific Northwest and are engaged primarily in the repair and overhaul of commercial and government vessels. Our headquarters and shipyard are in Seattle, Washington on Harbor Island. We also have employees located on-site at Puget Sound Naval Shipyard in Bremerton, Washington and at the Naval Station in Everett, Washington.

The majority of our ship repair business is generated from long-term Government contracts. Government cost-type contracts typically include the following negotiated cost elements: direct material, labor and subcontracting costs, and certain indirect costs including allowable general, administrative and manufacturing overhead costs. Costs billed to contracts with the Government are regulated by the requirements of the Federal Acquisition Regulations ("FAR") and Cost Accounting Standards ("CAS") regulations as allowable and allocable costs. Examples of costs we incur and do not bill to the US Government in accordance with the requirements of FAR and CAS include, but are not limited to: certain legal costs, stock compensation expense, lobbying costs, charitable donations, and advertising costs.

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

Award Fees

Certain contracts contain provisions consisting of award fees based on performance criteria such as: cost, schedule, quality, management and effectiveness in meeting technical goals. Award fees are determined and earned based on the customer's subjective evaluation of our performance against such performance criteria.

Compliance and Monitoring

On a regular basis, we monitor our policies and procedures with respect to our contracts to ensure consistent application under similar terms and conditions as well as compliance with all applicable government regulations. In addition, the Defense Contract Audit Agency ("DCAA") routinely audits costs incurred and allocated to contracts with the US Government. The government has the ability to recover any costs which are improperly charged against or allocated to the contracts.

The table below summarizes status of our significant long-term contracts and a discussion of each contract follows. The amounts shown under Estimated Value of Contract are the estimated contract revenues at the inception of the contract.

(1) CMT - This five-year contract was first awarded in fiscal year 2001 for the repair and maintenance of all surface combatants (frigates and destroyers) stationed at the Naval Station in Everett. The contract was extended by approximately five years in September of 2005. We perform the work under a cost-plus-award-fee contract. We are the prime contractor and lead a team of subcontractors who at times may perform as much as half of the work. The work is done either at the Shipyard and/or pier-side at the Naval Station in Everett. We perform the work under this contract at the option of the Navy, which has not established a dollar value for the work. However, we believe that the value may be approximately $60 million to $75 million if all options are exercised. There is no assurance that the Navy will exercise all options, in whole or in part.

(2) CVN - This five year contract was awarded in fiscal year 2005 and consists of multiple contract options for planned incremental availabilities ("PIAs"), docking planned incremental availabilities ("DPIAs") and continuous maintenance and upkeep for the USS LINCOLN (CVN-72), USS STENNIS (CVN-74), USS NIMITZ (CVN-68) and USS VINSON (CVN-70) when they are in Puget Sound. The last scheduled Planned Incremental Availability under the current contract was performed on the USS Stennis and was substantially completed at end of fiscal year 2008. The work includes all types of non-nuclear ship repair, alterations and maintenance. Our workforce accomplishes all on-board work at Puget Sound Naval Shipyard in Bremerton, Washington, or at the Naval Station in Everett. The work is performed under a cost plus award fee with performance incentive fee contract and represents the second long term contract for aircraft carrier maintenance awarded to us. The first such contract was awarded in 1999. Various regional suppliers and subcontractors support us in this effort. In response to an RFP by the Navy for the next five-year, cost-type contract for the long-term overhaul and maintenance to the NIMITZ CLASS aircraft carriers (CVN) home ported in Puget Sound, we submitted a proposal during the fourth quarter of fiscal year 2008. It is anticipated that the Navy will make an award to the successful bidder prior to the end of calendar year 2008. There can be no assurances that we will be the successful bidder.

(3) USCG POLARS - This five-year, cost-plus incentive fee multi-Ship multi-Option contract with the Coast Guard, was awarded in 2004 and is for the overhaul and continued maintenance of the two Polar Class Icebreakers stationed at Seattle, Washington. The options call for planned maintenance availabilities ("PMAs") and docking planned maintenance availabilities ("DPMAs") for the POLAR STAR (WAGB-10) and POLAR SEA (WAGB-11). The Polar Star is currently in Commission-Special status (inactive and not operational) with no known plans to return the ship to operational status. The availabilities, and their companion planning options, extend through the last DPMA ending August 2008, and the last PMA ending in September 2008. The work to be performed includes availability planning and generalized ship maintenance and repairs as needed, with emphasis on propulsion and deck machinery work. There is no assurance that the Coast Guard will exercise all options, in whole or in part. We are currently preparing to respond to an RFP by the Coast Guard for the next multi-Ship multi-Option contract on these two vessels. We anticipate an award of this contract to the successful bidder prior to the end of calendar year 2008. There can be no assurances that we will be the successful bidder.

(4) USCG HEALY - This fixed price, four and one half year multi-Option contract with the Coast Guard was awarded in 2006 and provides for the periodic pier-side maintenance of the USCGC Healy ("Healy") at the US Coast Guard Integrated Support Center in Seattle, Washington.

(5) ELECTRIC BOAT - In fiscal year 2004, we entered into a contract with Electric Boat Corporation of Groton, Connecticut ("Electric Boat") to support Electric Boat's work on Trident submarines. We also began work on a follow-on contract to fabricate components and to accomplish associated steel outfitting, project management and quality assurance functions. This contract is associated with the structural retrofit work accomplished by Electric Boat on the USS OHIO (SSGN 726) and USS MICHIGAN (SSGN 727) at the Puget Sound Naval Shipyard ("PSNS"). We performed fabrication work on the USS Ohio under a cost plus incentive fee contract with Electric Boat, and under a fixed price contract for the associated project management and quality assurance work. We completed work on this contract in the second quarter of fiscal year 2005. We performed work on the USS Michigan under a fixed price contract. In addition to Electric Boat's contract for the Trident's structural retrofit at PSNS, we entered into a contract to provide a number of repair and alteration services aboard the USS Ohio and USS Michigan at PSNS. Our contract with Electric Boat for work on the USS Ohio and USS Michigan was substantially completed in fiscal year 2007.

(6) BATH IRON WORKS - In 2004, we confirmed our expected participation, along with Southwest Marine, Inc., San Diego Division, on the team lead by Bath Iron Works, a subsidiary of General Dynamics (NYSE:GD), to perform Post Shakedown Availability work ("PSA") on DDG-51 Aegis Destroyers ("Destroyers"). The Navy contract for this work, which was awarded to Bath Iron Works, includes options for PSA work to be accomplished in Navy homeports of Everett, Washington and Pearl Harbor, HI. Our expected participation will include the performance of the PSA work on between one and three Destroyers that are expected to be home ported in Everett, Washington. Work on the first option, as exercised by the Navy, began in the first quarter of fiscal year 2006 and was completed in the second quarter. Any additional work that we perform for Bath Iron Works will be accomplished under a cost plus award fee subcontract. The PSA work primarily involves the installation of systems and equipment upgrades and/or ship alterations as required.

(7) AOE - The options for the remaining availabilities on this contract will not be exercised as a result of the Navy's decision to decommission or transfer these vessels to Military Sealift Command ("MSC"). During the first quarter of fiscal year 2005, we submitted a claim to the Navy to settle all outstanding issues related to our Emerald Sea dry dock, which includes the Navy's share of the un-recovered repair, maintenance and operating costs of the dry dock. We believe we are owed these costs under the AOE contract. On May 31, 2005, the Navy denied our claim in its entirety. We appealed this decision but have not recorded any recovery in the financial results for the current or prior fiscal year.

MANAGEMENT'S OVERVIEW

The ship repair business consists of individual and short duration repair events, some of which the Government exercises under its various multi-ship, multi-option contracts. Consequently, operating results for any period presented are not necessarily indicative of results that may be expected in any other period.

During the first half of fiscal year 2008, we recorded $63.8 million, or 46% of our full year revenue. Revenues in the second half of the year were higher than the first half due to higher volumes of both cost-type and fixed price work in the second half versus the first half of the year. Revenues for the third and fourth quarters of the year were $75.3 million. Work volumes in the second half of the fiscal year increased due to work on the aircraft carrier USS Stennis, USCGC Polar Sea and several Washington State Ferry vessels.

For the full year ended March 30, 2008, we recorded revenue of $139.1 million, an increase of $13.6 million, or approximately 11%, from fiscal year 2007 revenue of $125.5 million. The majority of our Navy and Coast Guard work volumes, as measured by direct labor hours and revenue, are associated with short-term (less than six months) vessel availabilities executed under multi-year option contracts. Fiscal year 2008 volumes included repair and overhaul work on the aircraft carrier USS Stennis, Excavator Barge, M/V Malaspina, USNS Salvor and USCGC Healy. The year on year revenue increase from fiscal 2007 to fiscal 2008 is primarily attributable to higher ship repair and new construction volumes on a range of projects, including USS Stennis, USCGC Polar Sea, NOAA Okeanos Explorer, Excavator Barge, USNS Flint and USNS Salvor.

For the fiscal year ended March 30, 2008, we reported operating income of $5.9 million, which was $5.5 million more than operating income for the fiscal year ended April 1, 2007 of $0.4 million. The increase in operating income for the fiscal year was primarily attributable to increased cost type work, increased profitability on firm fixed price contracts and favorable resolution of delay and disruption claims on fixed price contracts.

OPERATING INCOME BY CONTRACT TYPE

Cost-plus contracts

During fiscal year 2008, we experienced higher work volumes related to cost-plus contracts as compared to fiscal year 2007. Our direct labor hours increased approximately 30% from fiscal year 2007 on cost-plus contracts. The year on year increase is primarily attributable to an increase in work under our USCG Polar and Navy CVN contracts. Operating income attributable to cost-plus contracts increased by approximately 9% from fiscal year 2007 to fiscal year 2008 primarily due to volume increases. The primary factors that impact operating income on cost type contracts are work volumes, the timing of the award fees and our ability to manage project costs.

Fixed-price contracts

Work volumes on fixed-price contracts, as measured by direct labor hours, was approximately 10 percent higher in fiscal year 2008 as compared to the prior year. This increase was primarily due to ship repair and new construction volumes on a range of projects, including the NOAA Okeanos Explorer, Excavator Barge, USNS Salvor, USNS Flint, M/V Taku and USCG Healy. Operating income on fixed price projects increased by $1.5 million from fiscal year 2007 to fiscal year 2008. The primary drivers of improved profitability included several favorable settlements for delay and disruption claims on projects completed in fiscal year 2008, a reduction in reserves for contract losses of $1.8 million, and generally improved performance on fixed price projects completed in fiscal year 2008 as compared to the prior year.

Time and materials contracts

The work we completed under time and materials contracts in fiscal year 2008 was modestly higher as compared to fiscal year 2007. Operating profits on time and materials contracts increased year on year by approximately 63% from fiscal year 2007 to fiscal year 2008.

CONSOLIDATED OPERATING RESULTS

REVENUES

Our revenues are primarily derived from work associated with individual and short duration repair events, some of which the Government exercises under its various multi-ship, multi-option contracts. We discuss many of the factors that influence our business volumes and revenues in Business (Item 1.) and Risk Factors (Item 1A.). These include, but are not limited to: general economic conditions; fluctuations in specific private sector customers' economic circumstances; the level of competition in the marketplace from domestic and international shipyards; our ability and willingness to compete aggressively for available projects; our capacity and capability to perform available work; the level of Government funding available for ship repair projects; the timing and duration of repair availabilities for Government vessels; Government decisions regarding the allocation of work between public and private shipyards; Government decisions regarding the volumes and types of work that will be solicited; and Government decisions regarding the specific of contract vehicles that will be used to solicit work to private sector contractors. Consequently, revenues for any given period are not necessarily indicative of results that may be expected in any other period. We recognize revenue on the percentage-of completion method based upon the percentage of work completed to date compared to the estimate of total work at completion. When adjustments in contract value or estimated costs are determined, we generally reflect any changes from prior estimates in revenue in the current period using the cumulative catch-up method of accounting. As a result, our revenues in any given period may reflect the economic benefit or impact of changes in estimates in the current period for work performed in another period. For cost-type contracts with performance incentives or award fees, we only record revenue associated with incentives and award fees that we can be reasonably estimated in the current period. Conversely, incentives and award fees that we cannot reasonably estimate are recognized when awarded. As a result, our revenues in any given period may reflect incentive and award fee revenue associated with work that was performed in another period. For more information on our revenue recognition methods, see Note 1 of the Notes to the Consolidated Financial Statements (Item 8.).

2008 - We recorded revenue of $139.1 million during fiscal year 2008, an increase of $13.6 million, or approximately 11%, from fiscal year 2007 when we reported revenue of $125.5 million. The increase in total revenues is primarily due to higher ship repair and new construction volumes on a range of projects including USS Stennis, USCGC Polar Sea, NOAA Okeanos Explorer, Excavator Barge, USNS Flint and USNS Salvor. For further discussion please review the above discussion in Management Overview.

2007 - We recorded revenue of $125.5 million during fiscal year 2007, a decrease of $76.4 million, or approximately 38%, from fiscal year 2006 when we reported revenue of $201.9 million. The decrease in total revenues is primarily due to decreases in revenues from work completed under the CVN, Coast Guard and Electric Boat contracts.

COST OF REVENUES

Our cost of revenues primarily consist of material costs, subcontractor costs, wages and related payroll benefits associated with our production staff, and depreciation and operating costs associated with our dry docks. We discuss many of the factors that influence our business profitability and cost of revenues in Business (Item 1.) and Risk Factors (Item 1A.). These include, but are not limited to: our willingness to accept lower profits in order to compete aggressively for available projects; our union and non-union wage structures; the mix of labor, materials and subcontractor costs on the projects we execute; our ability to formulate appropriate assumptions and produce reliable estimates for the work that we compete for and perform; our ability to perform at the costs estimated at the time of the original bid; our ability to recover customer initiated cost increases; the degree to which our business volumes adequately absorb costs (as cost of revenues) that would otherwise be recorded as manufacturing and administrative costs; our ability to negotiate Government cost-type reimbursement rates that adequately cover our indirect costs; our ability to effectively manage our operating costs and production efficiency; weather conditions which may benefit or hinder our work during any particular period; our ability to prevent labor actions and work stoppages; our exposure to commodity price fluctuations; and our ability to manage subcontractor performance. Consequently, our cost of revenue for any given period is not necessarily indicative of the cost of revenue that may be expected in any other period. When estimates of total costs incurred on a contract exceed estimates of total revenue to be earned, we record a provision for the entire loss on the contract as cost of revenue in the period the loss is determined. As a result, our cost of revenue in any given period may reflect the economic benefit or impact of changes in estimates of profit or loss for work that was or will be performed in another period. For more information on our revenue recognition methods, see Note 1 of the Notes to the Consolidated Financial Statements (Item 8.). Our cost of revenue as a percentage of revenue is affected by the factors that influence our revenues (as discussed above under "Revenues") as well as factors that influence our cost of revenue.

2008 - Cost of revenues for fiscal year 2008 increased by $7.8 million, or approximately 9%, from fiscal year 2007. This increase was primarily attributable to an increase in volumes in fiscal year 2008 compared to fiscal year 2007. Cost of revenues as a percentage of revenues was 71% and 72% for fiscal years 2008 and 2007, respectively. The modest decrease in cost of revenues as a percentage of revenue in fiscal year 2008 versus fiscal year 2007 is due to a greater share of our cost of revenues attributed to cost factors that generally command higher margins, lower maintenance costs associated with our floating dry docks and generally improved operating margins on fixed-price ship repair projects.

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

ADMINISTRATIVE AND MANUFACTURING OVERHEAD

Our administrative and manufacturing expenses primarily consist of wages and related payroll benefits for our internal administrative and production support employees. These expenses also include, but are not limited to: depreciation; telecommunications; material purchases and equipment rentals to support our production activities; employee training and development expenses; maintenance and lease expenses associated with our equipment and facilities; legal and accounting professional fees; insurance; business taxes; general corporate expenses; and other administrative and manufacturing expenses. We discuss many of the factors that influence our operating costs in Business (Item 1.) and Risk Factors (Item 1A.). These include, but are not limited to: our ability to effectively manage our operating costs; our union and non-union wage structures; our exposure to price fluctuations for purchased materials; the degree to which our business volumes are adequate to absorb costs (as cost of revenues) that would otherwise be recorded as administrative and manufacturing costs; and expenditures needed to ensure continuing service of our owned and leased machinery and equipment. Our administrative and manufacturing overhead includes a mix of fixed costs (e.g. depreciation, facility maintenance, and corporate administration costs), costs which are positively correlated with business volumes (e.g. labor and non-labor production support costs), costs which are negatively correlated with business volumes (e.g. production costs not fully absorbed by our business volumes in a given period), and costs which are variable but otherwise uncorrelated with business volumes (e.g. legal and environmental compliance costs). Consequently, our administrative and manufacturing overhead costs for any given period are not necessarily indicative of the costs that may be expected in any other period. Our manufacturing and administrative costs as a percentage of revenue are affected by the factors that influence our revenues (as discussed above under "Revenues") and the factors that influence our manufacturing and administrative costs.

2008 - Overhead costs for administrative and manufacturing activities increased by $0.4 million, or 1%, from fiscal year 2007. Administrative and manufacturing overhead as a percentage of revenue was approximately 25% and 27%, respectively, for fiscal years 2008 and 2007. The increase in administrative and manufacturing overhead costs is primarily attributable to volume increases from fiscal year 2007 to fiscal year 2008. The decrease in administrative and manufacturing costs as a percentage of revenue is primarily driven by the fact that a significant portion of these costs are fixed.

2007 - Overhead costs for administrative and manufacturing activities decreased by $5.7 million, or 14%, from fiscal year 2006. Administrative and manufacturing overhead, as a percentage of revenue, were approximately 27% and 20% for fiscal years 2007 and 2006, respectively. The decrease in administrative and manufacturing costs is primarily attributable volume decreases from fiscal year 2006 to fiscal year 2007. The increase in administrative and manufacturing overhead costs as a percentage of revenue is primarily driven by the fact that a significant portion of these costs are fixed.

INVESTMENT AND OTHER INCOME

Our investment and other income primarily consists of income and expenses that are not associated with our core marine repair, construction or other industrial production activities. Our investment and other income includes, but is not limited to: income and expenses associated with our cash and securities holdings; unrealized losses associated with our securities holdings; interest expense on our borrowings; income and expense associated with facilities that we lease to outside parties; income and expense associated with scrap and salvage materials; reimbursement income from Medicare Part D; various expenses related to retirement benefits paid to certain former employees; and other non-production activities. We discuss many of the factors that influence our income and expense associated with non-production activities in Business (Item 1.), Risk Factors (Item 1A.), Quantitative and Qualitative Disclosures About Market Risk (Item 7A.) and Note 1 of the Notes to the Consolidated Financial Statements (Item 8.). These include, but are not limited to fluctuations in the general level of US interest rates, market risks and exposures inherent in our holdings of marketable securities, decisions by our Board of Directors that influence the volume and investment allocation of our cash and securities holdings, fluctuations in market prices for scrap and salvage material, and market demand for long and short term facility leases. Consequently, our investment and other income for any given period are not necessarily indicative of the investment and other income that may be expected in any other period.

2008 - Investment and other income in fiscal year 2008 increased by $0.1 million, or approximately 2%, when compared to fiscal year 2007. The increase in investment and other income reported during fiscal year 2008 is due primarily to the continued lease of certain facilities and provision of related services to Kiewit-General in connection with their construction of the Hood Canal Floating Bridge.

2007 - Investment and other income for fiscal year 2007 increased from fiscal year 2006 by approximately $2.3 million or 145%. The increase in investment and other income reported during fiscal year 2007 is due primarily to the aforementioned lease arrangement with Kiewit-General.

GAIN (LOSS) ON SALE OF AVAILABLE-FOR-SALE SECURITIES

2008 - During fiscal year 2008, we reported a net gain of $0.1 million on the sale of available for sale securities. The decrease in gains from fiscal year 2007 to fiscal year 2008 was primarily due to market conditions and the sale of securities in fiscal year 2007 to fund an extraordinary cash dividend that resulted in the recognition of significant investment gains in the year.

2007 - During fiscal year 2007, we reported a net gain of $0.6 million on the sale of available-for-sale securities. The increase in gains from 2006 to 2007 was primarily due to the sale of securities to pay an extraordinary cash dividend of $22.1 million on June 20, 2006.

INCOME TAX

2008 - In fiscal year 2008, we recognized federal income tax expense of $3.3 million. This represents an increase of $1.7 million in federal tax expense when compared to fiscal year 2007. The effective income tax rates recorded in fiscal years 2008 and 2007 were 33.6% and 33.6% respectively.

2007 - In fiscal year 2007, we recognized federal income tax expense of $1.6 million, a decrease of $2.6 million when compared to fiscal year 2006. The effective income tax rates recorded in fiscal years 2007 and 2006 were 33.6% and 34.1%, respectively.

COMPREHENSIVE INCOME

We reported comprehensive income of $4.2 million for the fiscal year ended 2008, which primarily consisted of net income of $6.6 million, less pension plan charge net of tax $2.5 million, and unrealized loss on available-for sale securities of $0.1 million. For the fiscal year ended 2007 we reported comprehensive income of $2.4 million, which primarily consisted of net income of $3.2 million and a pension and other post retirement benefits adjustment of $0.8 million.

The Pension Benefits funded status is measured as the difference between the fair market value of assets and the Post Benefit Obligation (PBO). As of March 30, 2008, the Plan assets exceed the PBO by $17.0 million. This creates a positive funded status, which is recognized as a non-current asset in the statement of financial position. SFAS 158 also requires disclosures of the amount recognized in Accumulated Other Comprehensive Income (AOCI). These amounts consist of gains or losses, prior service costs or credits and transition obligations or assets which have not yet been recognized in the net periodic benefit cost. As of March 30, 2008, the Pension Benefit Plan had a net loss of $9.3 million and a prior service cost of $0.1 million and a charge of $3.8 million was recognized in AOCI.

As of April 1, 2007, the Pension Plan assets exceeded the PBO by $20.7 million. As of April 1, 2007, the Pension Benefit Plan had a net loss of $5.6 million and a prior service cost of $0.1 million.

The Other Post Retirement Benefits funded status is measured as the difference between the fair market value of assets and the Accumulated Post Benefit Obligation (APBO). As of March 30, 2008, the APBO exceeds Plan assets by $10.7 million. This creates a negative funded status, which must be recognized as a noncurrent liability in the statement of financial position. SFAS 158 requires disclosure of the amounts recognized in AOCI. These amounts consist of gains or losses, prior service costs or credit and transition obligations or assets which have not yet been recognized in the net periodic benefit costs. As of March 30, 2008, the other post retirement benefit plan has a net gain of $4.5 million which was recognized in fiscal year 2007.

As of April 1, 2007, the APBO exceeded Plan assets by $11.3 million. This created a negative funded status, which must be recognized as a noncurrent liability in the statement of financial position. As of April 1, 2007, the other post retirement benefit plan had a net gain of $4.5 million and was recognized in AOCI.

BACKLOG

At March 30, 2008, our backlog consisted of approximately $12 million of ship repair, maintenance, and conversion work. This compares with backlogs of approximately $36 million and $72 million at April 1, 2007 and April 2, 2006, respectively. Our backlog is primarily attributable to firm repair, maintenance and conversion work scheduled for completion during fiscal year 2009. The $24 million backlog reduction from 2007 is primarily driven by the absence of a major CVN aircraft carrier availability in 2009.

Since work under our Navy and Coast Guard phased maintenance contracts are at the option of the Navy and the Coast Guard, we cannot provide assurance as to the timing or level of work that we may perform under these contracts. Therefore, projected revenues from these contracts are not included in our backlog until the customers exercise the contract options.

ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

We provided total aggregate reserves of $11.4 million as of March 30, 2008 for our contingent environmental and bodily injury liabilities. Due to the complexities and extensive history of our environmental and bodily injury matters, the amounts and timing of future expenditures is uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on our financial position, cash flows or results of operations.

We have various insurance policies and agreements that provide coverage of the costs to remediate environmental sites and for the defense and settlement of bodily injury cases. These policies and agreements are primarily with two insurance companies. Based upon the current credit ratings of both of these companies, we anticipate that both parties will be able to perform under their respective policy or agreement. As of March 30, 2008, we recorded an insurance receivable of $9.1 million to reflect the contractual arrangements with the insurance companies to share costs for certain environmental and other matters.

Included in the reserves are estimated final sediment remediation costs for Harbor Island of $1.9 million that we expect to occur within the next 15 years after certain piers reach the end of their useful lives. We reflect these costs in our balance sheet under Environmental and Other Reserves. Similarly, we reflect the insurance receivable of $1.9 million relating to these reserves in our balance sheet under Insurance Receivable.

We continue to negotiate with our insurance carriers and certain prior landowners and operators for past and future remediation costs. We have not recorded any receivables for any amounts that may be recoverable from such negotiations or other claims.

ONGOING OPERATIONS

We expense recurring costs associated with our environmental compliance program as incurred. Recent capital expenditures in connection with environmental compliance include the multi-year development of a storm water system for approximately $4.0 million, which was completed in fiscal year 2006.

PAST ACTIVITIES - ENVIRONMENTAL

We face significant potential liabilities in connection with the alleged presence of hazardous waste materials at our Seattle shipyard (the "Harbor Island Site") and at several sites we allegedly used for disposal of alleged hazardous waste. We have also been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances at our facilities. We provide information with respect to these contingencies and claims in Item 3 in this report.

Our policy is to accrue costs for environmental matters in the accounting period in which the responsibility is established and the cost is estimable. Our estimates of our liabilities for environmental matters are based on evaluations of currently available facts with respect to each individual situation and take into consideration factors such as existing technology, presently enacted laws and regulations, and the results of negotiations with regulatory authorities. We do not discount these liabilities.

In the fourth quarter of fiscal year 2001, we entered into a 30-year agreement with an insurance company that will provide us with broad-based insurance coverage for the remediation of our operable units at the Harbor Island Superfund Site. The agreement provides coverage for the known liabilities in an amount greater than our current booked reserves of $0.9 million. Additionally, we entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

In fiscal year 2008, we spent $0.2 million for environmental site remediation. All of these costs are reimbursable through our insurance coverage. Expenses for environmental remediation directed by our management and performed by third party vendors are paid directly to the third party vendors under our insurance policies. In fiscal year 2008, there were no such third party remediation costs. Most of our environmental site remediation expenditures in fiscal year 2008 were related to the Harbor Island Site.

We spent approximately $1.5 million on environmental site remediation in fiscal year 2007. We received reimbursement for all of these costs through our insurance coverage. In fiscal year 2007, there were no third party remediation costs. Most of our environmental site remediation expenditures in fiscal year 2007 were related to the Harbor Island Site.

PAST ACTIVITIES - ASBESTOS AND RELATED CLAIMS

We are named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at our Seattle shipyard and closed former facilities.

In addition to us, the cases generally include other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers as defendants, and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. We assess claims as they are filed and as the cases develop, dividing them into two different categories based on severity of illness. Based on current fact patterns, we categorize certain diseases including mesothelioma, lung cancer and fully developed asbestosis as "malignant" claims. We categorize all other claims of a less medically serious nature as "non-malignant." We are currently defending approximately 15 "malignant" claims and approximately 488 "non-malignant" claims.

The relief sought in all cases varies greatly by jurisdiction and claimant. Included in the approximate 425 cases open as of March 30, 2008 are approximately 503 claimants. The exact number of claimants is not determinable as approximately 86 of the open cases include multiple claimant filings against 20-100 defendants. The filings do not indicate which claimants allege liability against us. Considering known facts, the previously stated 503 claimants is our best estimate.

Approximately 194 cases do not assert any specific amount of relief sought.

Approximately 153 cases assert on behalf of each claimant a claim for compensatory damages of $2 million and punitive damages of $20 million against approximately 20-100 defendants. Approximately 37 cases assert $5-20 million in compensatory and $5-20 million in punitive damages on behalf of each claimant against approximately 20-100 defendants. Approximately 37 cases assert $1-5 million in compensatory and $5-10 million in punitive damages on behalf of each claimant against approximately 20-100 defendants. Approximately 4 cases seek compensatory damages of less than $1 million per claim. The claims involved in the foregoing cases do not specify against which defendants made which claims or alleged dates of exposure.

Based upon settled or concluded claims to date, we have not identified any correlation between the amount of the relief sought in the complaint and the final value of the claim. Our insurers and we are vigorously defending these actions.

Bodily injury reserves declined from $5.8 million at April 1, 2007 to $5.4 million at March 30, 2008. Bodily injury insurance receivables also decreased from $4.3 million at April 1, 2007 to $4.0 million at March 30, 2008. We classified these bodily injury liabilities and receivables within our consolidated balance sheets as environmental and other reserves, and insurance receivables, respectively.

We entered into agreements with several of our insurers to provide coverage for a significant portion of settlements and awards related to these bodily injury claims. These agreements have aggregate limits on amounts to be paid overall and formulas for amounts of payment on individual claims. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims. The two most significant agreements provide coverage applicable to claims of exposure to asbestos occurring between 1949 and 1976 and occurring between 1976 through 1987. Insurance coverage for exposures to asbestos was no longer available from the insurance industry after 1987. Due to changes in federal regulations in the 1970s that resulted in the swift decline in commercial and military application of asbestos and increased regulation over the handling and removal of asbestos, there exists minimal risk of claims arising from exposure after 1987. We utilize contractual formulas to determine the amount of coverage from each agreement on each claim settled or litigated. Once the initial date of alleged exposure to asbestos is determined, all contractual years subsequent to that date participate in the settlement. Since all known claims involve alleged exposure prior to 1976, the 1976 through 1987 agreement will participate in the settlement or judgment of all outstanding claims that are settled or litigated. As a result and as further discussed below, the 1976 through 1987 agreement will exhaust prior to the 1949 through 1976 agreement. Based on historical claims settlement data only, we project that at March 30, 2008, the 1949 through 1976 agreement will provide coverage for an additional 21.7 years and the 1976 through 1987 agreement will provide coverage for an additional 2.8 years. At April 1, 2007, we projected that these agreements would provide coverage for an additional 22.8 years and 3.1 years, respectively. We resolved 6 malignant claims in 2008 compared with 19 in 2007 and 9 in 2006. If historical settlement patterns or the rate of filing for new cases change in future periods, these estimated coverage periods could be shorter or longer than anticipated. Moreover, if one or both of these coverages are exhausted at some future date, our costs related to subsequent claims and for legal expenses previously covered by these insurance agreements may increase.

Due to uncertainties of the number of cases, the extent of alleged damages, the population of claimants and size of any awards and/or settlements, there can be no assurance that the current reserves will be adequate t o cover the costs of resolving the existing cases. Additionally, we cannot predict the eventual number of cases filed against us, or their eventual resolution, and do not include the reserve amounts for cases filed in the future. However, it is probable that if future cases are filed against us they will result in additional costs arising either from their share of costs under current insurance in place arrangements or due to the exhaustion of such coverage. We review the adequacy of existing reserves periodically based upon developments affecting these claims, including new filings and resolutions, and adjust the reserve and related insurance receivable as appropriate.

As we are not able to estimate our potential ultimate exposure for filed and un-filed claims against us, we cannot predict whether the ultimate resolution of the bodily injury cases will have a material effect on our results of operations or stockholders' equity.

GOVERNMENT CONTRACTING

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

We have received notice from the DCAA questioning the reasonableness of a payment to one of our subcontractors on the 2005 DPIA of the aircraft carrier USS John C. Stennis. We subcontracted the painting of the hull of the carrier which proved more difficult than anticipated due in part to the Government limiting access to the hull in the sequence proposed by the subcontractor. The required change in plan resulted in material overruns in the cost to complete the paint item. We reached a negotiated agreement of approximately $2.0 million with the subcontractor resulting in a contract modification issued by the Navy's contracting officer in the above stated amount to us under its cost type contract. The DCAA, in a 2007 audit, has challenged the allowability of the payment by us to the subcontractor. We have submitted a detailed response in support of the propriety of the payment. There can be no assurance that the DCAA will agree with our position and we are unable to estimate our potential exposure for this item. The DCAA will issue an opinion regarding the payment to the regional Navy contracting office who will issue its decision on the allowability of the payment. An unfavorable decision by the Navy's contracting officer would be subject to appeal by us to the Armed Services Board of Contract Appeals or directly to federal court. Due to the uncertainty of the final outcome, we have not established a reserve for this item.

OTHER RESERVES

During the first quarter of fiscal year 2004, we recorded a reserve of $2.5 million related to the unanticipated bankruptcy of one of our previous insurance carriers. The reserve, which reflects our best estimate of the known liabilities associated with unpaid workers compensation claims arising from the two-year coverage period commencing October 1, 1998, is subject to change as additional facts are uncovered. These claims have reverted to us due to the liquidation of the insurance carrier. Although we expect to recover at least a portion of these costs from the liquidation and other sources, we cannot currently estimate the amount and the timing of any such recovery and therefore no estimate of amounts recoverable is included in the current financial results.

Since establishing the reserve, we have paid approximately $0.1 million, $0.1 million and $0.1 million in claims in fiscal years 2008, 2007 and 2006, respectively, which are charged against the reserve.

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL

The following table presents information about our cash and securities balances (as of fiscal year end), sources and uses of cash (for the respective fiscal years) and working capital balances (as of fiscal year end):

Our primary sources of liquidity are cash flows from operations. We expect that the principal use of funds for the foreseeable future will be for working capital, capital expenditures and dividends to shareholders. The primary drivers of cash flow are operating profit on contracts, timing of invoicing, which is based on contract terms, and timing of capital acquisitions.

At March 30, 2008 our cash and cash equivalents, and securities available-for-sale balances were $12.6 million and $10.7 million, respectively, for a total of $23.2 million. At April 1, 2007 our cash and cash equivalents, and securities available for sale balances were $2.9 million and $15.4 million, respectively, for a total of $18.3 million. The year on year increase in cash and cash equivalents balances is primarily attributable to cash generated from operations.

We anticipate that our cash, cash equivalents and marketable securities position, anticipated fiscal year 2009 cash flow, access to credit facilities and capital markets, taken together, will provide sufficient liquidity to fund operations for fiscal year 2009. Accordingly, we expect to finance shipyard capital expenditures from working capital. A change in the composition or timing of projected work could cause planned capital expenditures and Shipyard repair and maintenance expenditures to change.

During the first quarter of fiscal year 2009, we purchased Everett Shipyard, Inc., which was funded through the use of cash and cash equivalents.

In the long-term, our liquidity could be impacted by default of our insurers on environmental or bodily injury claims. However, we anticipate that we will meet our long-term liquidity needs due to our available cash reserves, ability to generate profits and lack of debt.

NET CASH PROVIDED BY OPERATING ACTIVITIES

2008 - Net cash provided by operating activities was $10.7 million for the fiscal year ended March 30, 2008. This reflects a $9.2 million, or approximately 617%, increase from net cash provided by operating activities in fiscal year 2007. The increase is primarily attributable to an increase in customer cash receipts in fiscal year 2008 compared to fiscal year 2007. Increases in cash receipts are driven by timing differences between billing and payment cycles, by contract terms for when work can be invoiced, profitability of the work performed and increased work volumes in fiscal year 2008 versus the prior year.

2007 - Net cash provided by operating activities was $1.5 million for the year ended April 1, 2007. This represents a $15.0 million, or approximately 91%, decrease from net cash provided by operating activities in 2006. The decrease is primarily attributable to a decrease in customer cash receipts in 2007 compared to 2006 as seen in the cash collections on the statement of cash flows. Decreases in cash receipts are driven by timing differences between billing and payment cycles, by contract terms for when work can be invoiced, profitability of work performed and by work volumes, with work volumes and revenue being down from 2007 to 2006.

INVESTING CASH FLOW

2008 - For the year ended March 30, 2008 net cash provided by investing activities was $2.3 million and consisted primarily of the purchase of $9.3 million of marketable securities, the sale of $6.8 million of marketable securities and the maturity of $7.5 million of marketable securities.

2007 - Net cash provided by investing activities was $18.9 million for the year ended April 1, 2007 and consisted primarily of the sale of $22.3 million of marketable securities and the maturity of $4.0 million of marketable securities. These two sources of cash in fiscal 2007 were offset by $1.0 million is purchases of marketable securities and $6.5 million of capital expenditures.

FINANCING ACTIVITIES

2008 - Net cash used in financing activities for fiscal year 2008 was $3.3 million. This consisted primarily of normal dividends paid on common stock of $2.8 million.

2007 - Net cash used in financing activities for fiscal year 2007 was $24.1 million. This consisted primarily of normal dividends paid on common stock of $3.4 million and an extraordinary dividend of $22.1 million, offset by $1.4 million in proceeds from the exercise of stock options.

Credit Facility

Shortly after the end of fiscal year 2006, we re-negotiated certain terms of our $10.0 million revolving credit facility. As of March 30, 2008, we have a letter of credit outstanding of $0.5 million, reducing our available credit facilities to $9.5 million. The credit facility, which is renewable on a bi-annual basis, provides us with greater flexibility in funding our operational cash flow needs. Borrowings on the line of credit have an interest rate, at management's discretion, of either the prime rate or LIBOR rate plus 1.5%. Furthermore, we have certain financial debt covenants that it must meet in order to maintain this line of credit. We are in compliance with all debt covenants as of fiscal year end 2008. We had no outstanding borrowings as of March 30, 2008 and April 1, 2007, respectively.

Stock Repurchase

During fiscal year 2008, we did not repurchase any stock. There were 6,070,684 shares held as treasury stock as of March 30, 2008.

Off Balance Sheet Arrangements

We do not engage in off balance sheet financing transactions.

CONTRACTUAL OBLIGATIONS

The following table presents information about our future contractual obligations as of March 30, 2008 based on the timing of future cash payments (in thousands):

* This represents environmental reserves on the balance sheet, which we discuss in Note 10 of the Notes to Consolidated Financial Statements in Item 8.

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS

Our significant accounting policies are outlined in Note 1 to the Consolidated Financial Statements (Item 8.). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as the disclosure of contingent assets and liabilities. As part of our oversight responsibilities, management evaluates the propriety of our estimates, judgments, and accounting methods as new events occur. Management believes that our policies, judgments, and assessments are consistently applied in a manner that provides the reader of our financial statements with a fair presentation of information, in all material respects, in accordance with accounting principles generally accepted in the United States of America. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis, including those related to long term contracts and projects, income taxes, pensions and other post retirement benefits, workers' compensation, warranty obligations, environmental and bodily injury reserves, inventory, contingencies and litigation. Actual results may differ from the estimates under different assumptions or conditions.

Management periodically reviews our critical accounting policies and estimates with the audit committee of our board of directors. Principal accounting practices that involve a higher degree of judgment or complexity are outlined below.

REVENUE RECOGNITION

Overview

We recognize revenue, contract costs, and profit on the percentage-of-completion method based upon costs incurred. Using the percentage-of-completion method requires us to make certain estimates of the total cost to complete a project, estimates of project schedule and completion dates, estimates of the percentage at which the project is complete, estimates of award fees earned, estimates of annual overhead rates and estimates of amounts of any probable unapproved claims and/or change orders. These estimates are continuously evaluated and updated by experienced project management and accounting personnel assigned to these activities, and senior management also reviews them on a periodic basis. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are generally reflected as a cumulative catch-up in revenue and/or direct costs in the current period.

The percentage-of completion method of accounting involves the use of multiple estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes or work delays. Contract estimates involve various assumptions and projections relative to the future outcome of events over a period of several months or years, including future labor productivity and availability, the complexity and nature of the work to be performed, the cost and availability of materials, the impact of delayed performance, the impact of weather conditions, the impact of timing of deliveries and the impact of late or early arrival of vessels. We use our best judgment to predict the impact to the profitability of the work. Management bases its estimates on actual past performance of similar projects and our anticipated performance on these projects. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts.

Performance Incentives and Award Fees

Many contracts contain positive and negative profit incentives based upon performance relative to predetermined targets that may occur during or subsequent to completion of the job. Estimates of award or incentive fees are based on actual award experience and anticipated performance. These incentives take the form of potential additional fees earned or penalties incurred. We record incentives and award fees that we can reasonably estimate over the performance period of the contract. Incentives and award fees that we cannot reasonably estimate are recorded when awarded. Estimates of award or incentive fees are based on past fee experience and our anticipated performance on these projects.

Loss Provisions

When estimates of total costs incurred on a contract exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded as cost of revenues in the period the estimated loss is determined. We recognize a potential loss on a claim only when we can reasonably estimate the amount of the claim and management considers that the claim loss is probable. Anticipated losses cover all costs allocable to the contracts, including manufacturing overhead. In evaluating these criteria, management considers the contractual and legal basis for the claim, the cause of the additional cost incurred, the reasonableness of the costs and the objective evidence to support the claim.

Fixed Price Contracts

We perform a substantial share of our work on a fixed price basis. Under fixed price contracts, we execute work on a lump sum basis under which we are at risk that we may not be able to perform all of the work profitably for the specified contract amount. We bear the risk of increases in costs due to inflation, inefficiency, faulty estimates, and labor productivity, which are all borne by us unless otherwise provided for in the contract. Management tracks information about the bid process, the historical results of prior fixed price contracts, evaluates the availability of materials and labor and other factors on an on-going basis. We use our best judgment to predict the impact to the profitability on the work. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts or future fixed price contracts awarded but not yet completed.

Claims

We recognize revenue from claims as either income or as an offset against a potential loss when the amount of the claim can be reliably estimated and its realization is probable. In evaluating this criteria, we consider the contractual and legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim.

Other Changes in Estimates

We recognize other changes in estimates of revenue, costs, and profits using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, we recognize the effect of the changes on future periods of contract performance as if the revised estimate had been the original estimate. A significant change in an estimate of revenues earned or costs incurred or allocated to one or more contracts could have a material effect on our financial position or results of operations and the catch-up method of accounting could render periodic results misleading.

ENVIRONMENTAL REMEDIATION, BODILY INJURY, OTHER RESERVES AND INSURANCE RECEIVABLES

We face potential liabilities in connection with the alleged presence of hazardous waste materials at our Seattle shipyard and at several sites we allegedly used for disposal of alleged hazardous waste. We are also named as a defendant in a number of civil actions alleging damages from past exposure to toxic substances, generally asbestos, at former facilities that are now closed. At March 30, 2008, we maintained aggregate reserves of $11.4 million for pending claims and assessments relating to these environmental matters, including $5.0 million associated with our Seattle shipyard site and $5.4 million for asbestos or bodily injury related claims.

We have various insurance policies and agreements that provide coverage on the costs to remediate these environmental sites and for the defense and settlement of bodily injury claims. At March 30, 2008, we recorded an insurance receivable of $9.1 million relating to these environmental and bodily injury matters, including $5.1 million associated with our Seattle shipyard site and $4.0 million for bodily injury related claims. We accrue for the estimated ultimate liability for incurred losses, based on historic trends modified, if necessary, by recent events. Changes in our loss assumptions caused by changes in actual experience would result in a change in our assessment of the ultimate liability that could have a material effect on our operating results and financial position.

Included in the reserves are estimated final sediment remediation costs for Harbor Island of $1.9 million that we expect to occur within the next 15 years after certain piers reach the end of their useful lives. We reflect these costs in our balance sheet under Environmental and Other Reserves. Similarly, we reflect the insurance receivable of $1.9 million relating to these reserves in our balance sheet under Insurance Receivable.

We review these matters on a continual basis and revise our estimates of known liabilities and insurance recoveries when appropriate. We follow guidance provided in Statement of Position 96-1, "Environmental Remediation Liabilities" for recording our environmental liabilities and recoveries. We account for bodily injury liabilities in accordance with Financial Accounting Standards Board No. 5, "Accounting for Contingencies." We record a charge against earnings when a liability associated with claims, or pending or threatened litigation, is probable and our exposure can be estimated reasonably. The ultimate resolution of any exposure to us may change as additional facts and circumstances become known.

Estimating environmental remediation liabilities requires judgments and assessments based upon independent professional knowledge, the experience of our management and legal counsel. Environmental liabilities are based on judgments that include calculating the cost of alternative remediation methods and disposal sites, changes in the boundaries of the remediation areas, and the impact of regulatory changes. We base bodily injury liabilities on judgments that include the number of outstanding claims, the expected outcome of claim litigation and anticipated settlement amounts for open claims based on historical experience. We do not accrue liabilities for unknown bodily injury claims that may be asserted in the future due to uncertainties of the number of cases that may be filed and the extent of damages that may be alleged. We recognize the liability for environmental remediation when we have a basis to reasonably estimate the basis for the claim. Estimates for these liabilities are based on historical experience and anticipated future settlement amounts.

The development of liability estimates that support both environmental remediation and bodily injury reserves involve complex matters that include the development of estimates and the use of judgments. The actual outcome of these matters may differ from our estimates. To the extent not covered by insurance, increases to environmental remediation and bodily injury liabilities would unfavorably impact future earnings.

Our insurance recoveries for environmental remediation and bodily injury claims are estimated independently from the associated liabilities and are based on insurance coverage or contractual agreements negotiated with our former insurance companies. These policies and agreements are primarily with two insurance companies. Based upon the current credit rating of both of these companies, we anticipate that both insurance companies will be able to satisfy their respective obligations under the policy or agreement. However, if this assumption is incorrect and either of these companies is unable to meet its future financial commitments, our financial condition and results of operation could be adversely affected.

PENSION ASSET AND ACCRUED POST RETIREMENT HEALTH BENEFITS

The accounting for employee pension and other post retirement benefit costs and obligations requires management to provide reasonable assumptions about the future. Actuaries use management's assumptions in combination with actuary-defined assumptions to estimate net costs and liabilities. These assumptions include discount rates, health care cost trends, inflation rates, long-term rates of return on plan assets, retirement rates, mortality rates and other factors. Key assumptions relate to the interest rates used to discount estimated future liabilities, the number of recipients remaining in the plan receiving benefits and the project long-term rates of return on the plan assets. Management bases these assumptions on historical results, the current environment and reasonable expectations of future events. While management believes the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect pension and other post retirement benefits costs and obligations. Our key assumptions relate to the interest rates used to discount estimated future liabilities and projected long-term rates of return on plan assets. We determine the discount rate used each year based on the rate of return currently available on a portfolio of high-quality fixed-income investments with a maturity consistent with the projected benefit payout period. We determine the long-term rate of return on assets based on historical returns and current and expected asset allocation strategy. These estimates are based on our best judgment, including consideration of current and future market conditions. In the event a change in any assumption is warranted, future pension and post-retirement benefits costs could increase or decrease.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We do not own any derivative financial instruments as of March 30, 2008 nor do we presently plan to in the future. However, we are exposed to interest rate risk. Our interest income is most sensitive to changes in the general level of US interest rates. In this regard, changes in US interest rates affect the interest earned on our cash equivalents and certain marketable securities. Our marketable securities are also subject to the inherent market risks and exposures of the underlying debt and equity securities in both US and foreign markets. We employ established policies and procedures to manage our exposure to changes in the market risk of our marketable securities. We believe that the risk associated with interest rate and market fluctuations related to these marketable securities is not a material risk based on a 1% sensitivity analysis.

We are exposed to potential interest rate risk on our revolving credit facility. Interest charged on our credit facility is based on the prime lending rate, which may fluctuate based on changes in market interest rates. Increases in the prime lending rate could increase our borrowing costs under our existing credit facility. We believe that the risk associated with interest rate fluctuations related to our credit facility is not a material risk.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF GRANT THORNTON LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Shareholders of Todd Shipyards Corporation

We have audited the accompanying consolidated balance sheets of Todd Shipyards Corporation and subsidiaries as of March 30, 2008 and April 1, 2007 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended March 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Todd Shipyards Corporation and subsidiaries as of March 30, 2008 and April 1, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Todd Shipyards Corporation's internal control over financial reporting as of March 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 9, 2008 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Seattle, Washington

June 9, 2008

REPORT OF GRANT THORNTON LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders of Todd Shipyards Corporation

We have audited Todd Shipyards Corporation's internal control over financial reporting as of March 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Todd Shipyards Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on Todd Shipyards Corporation's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, Todd Shipyards Corporation maintained, in all material respects, effective internal control over financial reporting as of March 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Todd Shipyards Corporation as of March 30, 2008 and April 1, 2007 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended March 30, 2008 and our report dated June 9, 2008 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Seattle, Washington

June 9, 2008

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

We maintain a system of internal controls to provide reasonable assurance that assets are safeguarded and that transactions are recorded properly to produce reliable financial records. The system of internal controls includes appropriate divisions of responsibility, established policies and procedures (including a code of conduct to promote strong ethics) that are communicated throughout the Company, and careful selection, training and development of our people. We conduct a corporate audit program to provide assurance that the system of internal controls is operating effectively.

Our independent registered public accounting firm has performed audit procedures deemed appropriate to obtain reasonable assurance that our financial statements are free of material misstatement.

The Board of Directors provides oversight to the financial reporting process through its Audit Committee, which meets regularly with management, corporate audit staff, and the independent registered public accounting firm to review the activities of each and to ensure that each is meeting its responsibilities with respect to financial reporting and internal controls.

Finally, each of the undersigned has personally certified that the information contained in this Annual Report on Form 10-K is accurate and complete in all material respects, and that there are in place sound disclosure controls designed to gather and communicate material information to appropriate personnel within the Company.

/s/ Stephen G. Welch
Stephen G. Welch
President and Chief Executive Officer

/s/ Berger A. Dodge
Berger A. Dodge
Chief Financial Officer

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
March 30, 2008 and April 1, 2007
(in thousands of dollars, except for share data)

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years Ended March 30, 2008, April 1, 2007 and April 2, 2006

(in thousands, except for share data)

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 30, 2008, April 1, 2007 and April 2, 2006

(in thousands)

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
Years Ended March 30, 2008, April 1, 2007 and April 2, 2006

(in thousands, except per share amounts)

Out-standing Shares	Common Stock	Paid-in Capital	Retained Earnings	Treasury Shares	Treasury Stock	AOCI	Total Stock holders' Equity	Other Compre-hensive Income
Balance as of April 3, 2005	**5,423,156**	**$ 120**	**$ 38,974**	**$ 86,739**	**6,532,870**	**$ (47,027)**	**$ 1**	**$ 78,807**	**$ 8,601**
Stock based compensation			131					131	
Exercise of stock options	116,500				(116,500)	798		798	
Purchase of treasury stock	(14,821)				14,821	(412)		(412)	
Tax benefit on stock options exercised			520					520	
Net income				8,181				8,181	8,181
Dividends declared				(2,466)				(2,466)	
Unrealized gain on available-for-sale securities net of tax of $78							154	154	154
Balance as of April 2, 2006	**5,524,835**	**$ 120**	**$ 39,625**	**$ 92,454**	**6,431,191**	**$ (46,641)**	**$ 155**	**$ 85,713**	**8,335**
Stock based compensation			26					26	
Exercise of stock options	113,841		542		(113,841)	866		1,408	
Tax benefit on stock options exercised			80					80	
Net income				3,240				3,240	3,240
Dividends declared				(25,482)				(25,482)	
Unrealized loss on available-for-sale securities net of tax of $78							(202)	(202)	(202)
Minimum pension liability adjustment, net of tax of ($402)							(780)	(780)	-
Balance as of April 1, 2007	**5,638,676**	**$ 120**	**$ 40,273**	**$ 70,212**	**6,317,350**	**$ (45,775)**	**$ (827)**	**$ 64,003**	**$ 3,038**
Stock based compensation			125					125	
Issuance of restricted stock units	7,600		(55)		(7,600)	55			
Exercise of stock options	111,345	(2)	(2,972)		(239,066)	1,732		(1,242)	
Tax benefit on stock options exercised			1,166					1,166	
Net income				6,578				6,578	6,578
Dividends declared				(2,285)				(2,285)	
Unrealized loss on available-for-sale securities net of tax of $59							115	115	115
Minimum pension liability adjustment, net of tax of $1,282							(2,489)	(2,489)	(2,489)
Balance as of March 30, 2008	**5,757,621**	**$ 118**	**$ 38,537**	**$ 74,505**	**6,070,684**	**$ (43,988)**	**$ (3,201)**	**$ 65,971**	**$ 4,204**

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 30, 2008, April 1, 2007 and April 2, 2006

(in thousands, except per share amounts)

1. PRINCIPAL ACCOUNTING POLICIES

(A) Business - Todd Shipyards Corporation ("we", "us" or "our") was organized in 1916 and has operated a shipyard in Seattle, Washington (the "Shipyard") since incorporation. We are incorporated under the laws of the State of Delaware and operate the Shipyard through a wholly owned subsidiary, Todd Pacific Shipyards Corporation ("Todd Pacific"). Todd Pacific has historically been engaged in the repair, overhaul, conversion and construction of commercial and military ships.

Today, we are the largest private shipyard in the Pacific Northwest and our clients include the United States ("US") Government ("Government"), Department of the Navy ("Navy"), the US Coast Guard ("Coast Guard"), Military Sealift Command ("MSC"), National Oceanic & Atmospheric Administration ("NOAA"), the Washington State Ferry System ("WSF"), the Alaska Marine Highway System, fishing fleets, cargo shippers, tug and barge operators and cruise lines.

(B) Basis of Presentation - The Consolidated Financial Statements include our accounts and those of our wholly owned subsidiaries, Todd Pacific and TSI Management, Inc. ("TSI"). We eliminated all inter-company transactions. In accordance with our policy of ending our fiscal year on the Sunday nearest March 31, our fiscal year 2008 ended on March 30, 2008 and included 52 weeks. Fiscal year 2007 ended on April 1, 2007 and included 52 weeks. Fiscal year 2006 ended on April 2, 2006 and included 52 weeks.

(C) Estimates - The preparation of financial statements in accordance with Generally Accepted Accounting Principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, including those related to long term contracts and projects, income taxes, pensions and other post retirement benefits, workers' compensation, warranty obligations, environmental and bodily injury reserves, inventory, contingencies and litigation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. The results of our estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from the estimates under different assumptions or conditions.

(D) Revenue Recognition - We recognize revenue, contract costs, and profit on the percentage-of completion method based upon the percentage of work completed to date compared to the estimate of total work at completion. This accounting method is in accordance with Statement of Position No. 81-1 (SOP No. 81-1), "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Using the percentage-of-completion method requires us to make certain estimates of the total cost to complete a project, estimates of project schedule and completion dates, estimates of the percentage at which the project is complete, estimates of award fees earned, estimates of annual overhead rates and estimates of amounts of any probable unapproved claims and/or change orders. These estimates are continuously evaluated and updated by experienced project management and accounting personnel assigned to these activities, and senior management also reviews them on a periodic basis. When adjustments in contract value or estimated costs are determined, we generally reflect any changes from prior estimates in revenue in the current period.

We generally enter into three types of contracts: cost-type contracts, time and materials contracts and fixed-price contracts.

  Cost-type: We recognize revenue, costs, and profit on government cost-type contracts based on direct expenses (determined based on allowable costs incurred and estimates of costs otherwise allocable to the contract).

  Time and materials: We record revenue, costs, and profits on time-and-material contracts based upon direct labor hours at fixed hourly rates and cost of materials as incurred.

  Fixed-price: We recognize revenue and profits on fixed price contracts on the percentage-of-completion method based on percentage of work completed to date compared to the estimate of total work at completion.

Performance Incentives and Award Fees - Many contracts contain positive and negative profit incentives based upon performance relative to predetermined targets that may occur during or subsequent to completion of the job. These incentives take the form of potential additional fees earned or penalties incurred. Incentives and award fees that we can reasonably estimate are recorded over the performance period of the contract. Incentives and award fees that we cannot reasonably estimate are recognized when awarded.

Loss Provisions - When estimates of total costs incurred on a contract exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded as cost of revenue in the period the loss is determined.

Claims - We recognize revenue from claims as either income or as an offset against a potential loss when the amount of the claim can be reliably estimated and its realization is probable. In evaluating this criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim.

Other Changes in Estimates - We recognize other changes in estimates of revenue, costs, and profits using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, we recognize the effect of the changes on future periods of contract performance as if the revised estimate had been the original estimate. A significant change in an estimate on one or more contracts could have a material effect on our financial position or results of operations.

(E) Cash and Cash Equivalents - We consider all highly liquid debt and equity instruments with a stated maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist primarily of money market instruments, investment grade commercial paper and US Government securities. The carrying amounts reported in the balance sheet are stated at cost, which approximates fair value.

(F) Securities Available-for-Sale - We include all debt instruments purchased with a maturity of more than three months at the date of purchase as securities available-for-sale. Securities available-for-sale consist primarily of US Government securities, investment grade commercial paper, corporate debt securities and equities and are valued based upon market quotes.

Our management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of our investments are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses excluded from earnings and presented as accumulated other comprehensive income or loss, net of related deferred income taxes. We account for net realized investment gains (losses) by identifying the cost and calculating the gain or loss of each specific security sold.

We monitor our investment portfolio for other than temporary impairment of securities. When an other than temporary decline in the value below cost or amortized cost is identified, the investment is reduced to its fair value, which becomes the new cost basis of the investment. We report the amount of reduction as a realized loss in the Consolidated Statements of Income. We recognize any recovery of value in excess of the investment's new cost basis as a realized gain only on sale, maturity or other disposition of the investment.

Factors that we evaluate in determining the existence of an other than temporary decline in value include (1) the length of time and extent to which the fair value has been less than cost or carrying value, (2) the circumstances contributing to the decline in fair value (including a change in interest rates or spreads to benchmarks), (3) recent performance of the security, (4) the financial strength of the issuer, and (5) our intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery. Additionally, for asset-backed securities, we consider the security rating and the amount of credit support available for the security.

(G) Accounts Receivable and Costs in Excess of Billings - Accounts receivable represents primarily Government and commercial receivables, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on historical customer experience and other currently available evidence. When we deem a specific account uncollectible, the account is written off against the allowance. We determined that for fiscal years 2008 and 2007 no allowance was necessary.

Costs in excess of billings on incomplete contracts represent recoverable costs and, where applicable, accrued profit related to long-term government contracts on which revenue has been recognized, but for which the customer has not yet been billed (unbilled receivables).

(H) Inventory - Inventories, consisting of materials and supplies are valued at the lower of cost (principally average) or market.

(I) Property, Plant and Equipment - Property, plant and equipment is carried at cost, net of accumulated depreciation. We capitalize certain major overhaul activities when such activities are determined to increase the useful life or operating capacity of the asset. Depreciation and amortization are determined on the straight-line method based upon the shorter of the estimated useful lives ranging from 5 to 31 years or the term of any associated lease. We expense maintenance and overhaul costs on owned and leased property as incurred.

(J) Long-lived Assets - Our policy is to recognize impairment losses relating to long-lived assets in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" based on several factors, including, but not limited to, management's plans for future operations, recent operating results and projected cash flows. For the fiscal years ended March 30, 2008, April 1, 2007 and April 2, 2006 no such impairment has been indicated.

(K) Income Taxes - Income taxes are accounted for using the liability method in accordance with SFAS 109, "Accounting for Income Taxes." Deferred income taxes are recognized for temporary differences - the differences between the GAAP financial statement carrying amounts of assets and liabilities and those required for use in the tax return. The tax effects of these temporary differences are reported as deferred income tax assets and liabilities on the balance sheet, measured using enacted laws and income tax rates that are currently in effect. We record a valuation allowance to reduce deferred tax assets when it is unlikely that we will realize the tax benefit in the future.

In June 2006, the FASB issued an interpretation of SFAS 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of April 2, 2007. The adoption of this interpretation did not have a material impact on our financial condition or results of operations.

There were no unrecognized tax benefits under FIN 48 as of April 2, 2007 or March 30, 2008.

No interest or penalties were recognized during the year ended March 30, 2008. We have adopted a policy whereby penalties incurred in connection with tax matters are classified as general and administrative expenses, and interest assessments incurred in connection with tax matters are classified as interest expense.

Tax years that remain open for examination by federal taxing authorities include 2004, 2005, 2006, 2007 and 2008.

(L) Environmental Remediation, Bodily Injury, Other Reserves, and Insurance Receivable - We account for environmental remediation liabilities in accordance with Statement of Position 96-1, "Environmental Remediation Liabilities," which provides the accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities.

For current operating activities, costs of complying with environmental regulations are immaterial and expensed as incurred. Environmental costs are capitalized if the costs extend the life of the property and/or increase its capacity.

For matters associated with past practices and closed operations, accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based upon the projected scope of the remediation, current law and existing technologies. We adjust these accruals periodically as assessments and remediation efforts progress, or as additional technical or legal information become available. As applicable, accruals include our share of the following costs: engineering costs to determine the scope of the work and the remediation plan, testing costs, project management costs, removal of contaminated material, disposal of contaminated material, treatment of contaminated material, capping of affected areas and long term monitoring costs.

Accruals for environmental liabilities are not discounted and exclude legal costs to defend against claims of other parties. We record insurance or other third party recoveries for environmental liabilities separately at undiscounted amounts in the financial statements as insurance receivables when it is probable that a claim will be realized.

We account for bodily injury liabilities and other reserves in accordance with Financial Accounting Standards Board No. 5, "Accounting for Contingencies." Accruals for bodily injury liabilities are recorded when it is probable that we incurred a liability and the amount of the liability can be reasonably estimated based on the known facts. Civil actions relating to toxic substances vary according to the case's fact patterns, jurisdiction and other factors. Accordingly, any potential expenses for claims that will be filed in the future related to alleged damages from past exposure to toxic substances are not estimable and, as such, are not included in our reserves. We record a charge against earnings when a liability associated with a claim, or pending or threatened litigation matter, is probable and our exposure can be reasonably estimated. The ultimate resolution of any claim or exposure to us may change as additional facts and circumstances become known.

We adjust accruals for bodily injury liabilities periodically as new information becomes available. Such accruals are included in the environmental and other reserves at undiscounted amounts and exclude legal costs to defend against claims of other parties. Insurance or other third party recoveries for bodily injury liabilities are recorded in the financial statements as insurance receivables when it is probable that a claim will be realized.

(M) Stock Based Compensation - We adopted Statement 123(R) on April 3, 2006. We adopted the SFAS 123(R) using the "modified prospective" recognition method in which compensation cost is recognized beginning with the effective date, April 3, 2006, based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The adoption of SFAS 123(R) did not have a significant impact on the results of operations or financial position as we already adopted the fair value provisions of SFAS 123 in the beginning of fiscal year 2003.

(N) Earnings per Share - Basic earnings per share is computed based on weighted average shares outstanding. Diluted earnings per share include the effects of dilutive securities except where their inclusion is anti-dilutive.

(O) Comprehensive Income - Unrealized gains or losses on our available-for-sale securities, are reported as other comprehensive income (loss) in the consolidated balance sheets and statement of stockholders' equity. Effective April 1, 2007, we adopted SFAS 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans", an amendment of FASB statements 87, 88, 106 and 132(R) (SFAS 158), which requires that the changes in the funded status of the pension and postretirement plans be reflected as a portion of comprehensive income.

(P) Concentration of Risk - We are subject to concentration of credit risk from investments and cash balances on hand with banks and other financial institutions, which may be in excess of the Federal Deposit Insurance Corporation's insurance limits. We manage risk for investments by the purchase of investment grade securities and diversification of the investment portfolio among issuers and maturities.

Our insurance recoveries for environmental remediation and bodily injury claims are primarily with two insurance companies. Based upon the current credit rating of both of these companies, we anticipate that both insurance companies will be able to satisfy their respective obligations under the policy or agreement. However, if this assumption is incorrect and either of these companies is unable to meet its future financial commitments, our financial condition and results of operation could be adversely affected.

We derive a significant portion of our revenues from Government contracts. Revenues from the Government were 64%, 71% and 74% for fiscal years 2008, 2007 and 2006, respectively. As such, accounts receivable balances owed by the Government at any one time can be significant. As of March 30, 2008, trade accounts receivable totaled $9.3 million, of which two customers each accounted for more than 10% of the balance. As of April 1, 2007, trade accounts receivable totaled $10.1 million, of which two customers each accounted for more that 10% of this balance. However, based upon our review of uncollectible accounts, management does not believe there is a significant collection risk with any of our customers as of fiscal year end 2008 and 2007 (see discussion above regarding management's process for assessing doubtful collections on accounts receivable).

(Q) Fair Value of Financial Instruments - The carrying value of financial instruments including cash and cash equivalents, available-for-sale-securities, accounts receivable and accounts payable approximates their fair values.

2. RECENT ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements that we adopted or will adopt in the near future are as follows:

SFAS 157, "Fair Value Measurements", which was amended by SFAS 157-2, "Effective Date of FASB Statement No. 157" - In September 2006, the Financial Accounting Standards Board, ("FASB") issued SFAS 157, which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We do not anticipate that the adoption of this statement will have a material impact on our financial condition or results of operation but may result in certain additional disclosures.

SFAS 159 "The Fair Value Option for Financial Assets and Financial Liabilities' - In February 2007, the FASB issued SFAS 159, which permits entities to voluntarily choose to measure eligible items at fair value at specified election dates. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that entities report unrealized gains and losses at each subsequent reporting date. The statement is effective as of the beginning of the entities' first fiscal year that begins after November 15, 2007. We adopted SFAS 159 as of March 31, 2008. The adoption of this statement did not have an impact on our financial condition or results of operations.

SAB No. 108 added "Section N to topic 1, Financial Statement" - In September 2006 issued SAB No 108 which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We adopted SAB No. 108 as of April 1, 2007. The adoption of this statement did not have a material impact on our financial condition or results of operations.

FIN 48, "Accounting for Uncertainty in Income Taxes" - In June 2006, the FASB issued an interpretation of SFAS 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. (See Note 7) FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of April 2, 2007. The adoption of this interpretation did not have a material impact on our financial condition or results of operations.

3. RESTRICTED CASH

The majority of long-term restricted cash deposits relate to the Harbor Island Superfund site clean up and will be released upon our satisfying certain remediation provisions.

4. SECURITIES AVAILABLE FOR SALE

Securities available-for-sale are carried at fair value. The following is a summary of available-for-sale securities:

The cost and fair value of our available-for-sale debt securities that are carried at fair value at March 30, 2008, by contractual maturity, are shown below (in thousands):

The following table shows our investments' gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

The unrealized losses of these investments represented approximately 0% of the cost of the investment portfolio at March 30, 2008 and April 1, 2007.

We recorded gross realized gains (in thousands of dollars) of $99, $959 and $13 on sales of available-for-sale securities for fiscal years 2008, 2007 and 2006, respectively.

We recorded gross realized losses (in thousands of dollars) of $3, $338 and $218 on sales of available-for-sale securities for fiscal years 2008, 2007 and 2006, respectively.

We had no charge for fiscal year 2008 or fiscal year 2007 attributable to the impairment of publicly traded securities.

We reviewed all of our investments with unrealized losses at March 30, 2008 in accordance with our impairment policy described in Note 1. This evaluation concluded that these declines in fair value were temporary after considering:

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

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and accumulated depreciation at March 30, 2008 and April 1, 2007 consisted of the following (in thousands):

We recognized $4.6 million, $4.2 million, and $3.8 million of depreciation expense in fiscal years 2008, 2007 and 2006, respectively.

6. PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS

The Pension Benefits funded status is measured as the difference between the fair market value of assets and the Post Benefit Obligation (PBO). As of March 30, 2008, the Plan assets exceed the PBO by $17.0 million. This creates a positive funded status, which is recognized as a non-current asset in the statement of financial position. SFAS 158 also requires disclosures of the amount recognized in Accumulated Other Comprehensive Income (AOCI). These amounts consist of gains or losses, prior service costs or credits and transition obligations or assets which have not yet been recognized in the net periodic benefit cost. As of March 30, 2008, the Pension Benefit Plan had a net loss of $9.3 million and a prior service cost of $0.1 million and a charge of $3.8 million was recognized in AOCI.

As of April 1, 2007, the Pension Plan assets exceeded the PBO by $20.7 million. As of April 1, 2007, the Pension Benefit Plan had a net loss of $5.6 million and a prior service cost of $0.1 million which had not yet been recognized in the net periodic benefit costs and was recognized in AOCI.

The Other Post Retirement Benefits funded status is measured as the difference between the fair market value of assets and the Accumulated Post Benefit Obligation (APBO). As of March 30, 2008, the APBO exceeds Plan assets by $10.7 million. This creates a negative funded status, which must be recognized as a noncurrent liability in the statement of financial position. SFAS 158 requires disclosure of the amounts recognized in AOCI. These amounts consist of gains or losses, prior service costs or credit and transition obligations or assets which have not yet been recognized in the net periodic benefit costs. As of March 30, 2008, the other post retirement benefit plan has a net gain of $4.5 million which was recognized in fiscal year 2007.

As of April 1, 2007, the APBO exceeded Plan assets by $11.3 million. This created a negative funded status, which must be recognized as a noncurrent liability in the statement of financial position. As of April 1, 2007, the other post retirement benefit plan had a net gain of $4.5 million and was recognized in AOCI.

We provide defined pension benefits and postretirement benefits to employees as described below.

Nonunion Pension Plan - We sponsor the Todd Shipyards Corporation Retirement System (the "Retirement System"), a noncontributory defined benefit plan under which all nonunion employees hired on or before April 9, 2007 are covered. The benefits are based on years of service and the employee's compensation before retirement. Our funding policy is to fund such retirement costs as required to meet allowable deductibility limits under current Internal Revenue Service regulations. The Retirement System plan assets consist principally of common stocks and Government and corporate obligations. The Retirement System was amended as of April 6, 2007, to freeze membership in the Retirement System effective for new hires and employees transferring from union to non-union employment status on and after April 10, 2007, and to provide that employees rehired on and after April 10, 2007 are ineligible to accrue benefits on and after that date.

Under a provision of the Omnibus Budget Reform Act of 1990 ("OBRA '90") we transferred approximately $1.0 million and $1.3 million in fiscal year 2008 and 2007, respectively, of excess pension assets from the Retirement System into a fund to pay retiree medical benefit expenses, for the respective years. OBRA '90 was modified by the Work Incentives Improvement Act of 1999 and subsequently updated April 10, 2004 by the Pension Funding Equity Act ("HR-3108") to extend annual excess asset transfers through the fiscal year ending March 30, 2014.

Post Retirement Health Insurance Program

We sponsor a retirement health care plan that provides post retirement medical benefits to former full-time exempt employees, and their spouses, who meet specified criteria. We do not provide post retirement health benefits for any employees who retired subsequent to May 15, 1988. The retirement health care plan contains cost-sharing features such as deductibles and coinsurance.

The following is a reconciliation of the benefit obligation, plan assets, and funded status of our sponsored plans as measured at March 30, 2008 and April 1, 2007.

(In thousands)	Pension Benefits		Other Post Retirement Benefits	
	2008	2007	2008	2007
Change in projected benefit obligation				
Projected benefit obligation at beginning of the year	$ 29,681	$30,538	$ 11,293	$ 16,647
Service cost	635	792	-	-
Interest cost	1,627	1,631	617	867
Actuarial (gain) loss	(1,041)	(492)	(372)	(4,993)
Benefits paid	(2,932)	(2,788)	(884)	(1,228)
Projected benefit obligation at end of year	$ 27,970	$29,681	$ 10,654	$ 11,293
Accumulated benefit obligation at end of year	$ 26,386	$27,735		
Change in plan assets				
Fair value of plan assets at the beginning of the year	$ 50,361	$49,188	$ -	$ -
Actual gain on plan assets	(1,433)	5,264	-	-
Asset transfer	(973)	(1,303)	973	1,303
Contribution	-	-	29	37
Benefits paid	(2,932)	(2,788)	(1,002)	(1,340)
Fair value of plan assets at the end of the year	$ 45,023	$50,361	$ -	$ -
Funded status reconciliation				
Funded status of plan	$ 17,052	$20,681	$ (10,654)	$ (11,293)
Unrecognized prior service cost	-	-	-	-
Unrecognized loss	-	-	-	-
Deferred asset (liability)	$ 17,052	$20,681	$ (10,654)	$ (11,293)
Less: Current portion included in "Accounts payable and accruals"			1,150	1,122
Long-term accrued post retirement health benefits			$ (9,504)	$ (10,171)
Weighted average assumptions				
Discount rate (1)	6.25%	5.75%	6.25%	5.75%
Expected return on plan assets (2)	7.0%	7.0%		
Rate of compensation increase	4.0%	4.0%		
Medical trend rate of retirees (3)			9.0%	10.0%

(1) We estimated our discount rate at 6.25% at the end of fiscal year 2008 to reflect the rate at which our own cash flow obligations could be securitized as of March 30, 2008.

(2) We rely on historical rates of return by asset class, returns expected to be available for reinvestment and the current and expected asset allocation strategy to determine our expected long-term rate of return assumptions. We have set our expected return on plan assets assumption at fiscal year end 2008 at 7.0%.

(3) Postretirement benefit medical trend rate in fiscal year 2008 is 9.0% graded to 6.0% over 3 years. For fiscal year 2007, the rate was 10.0% graded to 6.0% over 4 years. The projected decrease in the medical cost trend rate is based on the belief that medical cost increases will begin slowing because economic forces will not allow double digit medical cost increases to continue indefinitely.

The following is a schedule of the components of the net periodic benefit cost:

*For payment of retiree medical benefits related to the 401 (h) Plan in accordance with OBRA '90.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

INVESTMENT POLICIES AND STRATEGIES

We adopted an investment policy for the Todd Shipyards Corporation Retirement System that incorporates a strategic, long-term asset allocation mix designed to best meet our long-term pension obligations.

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

Asset allocations - The weighted-average asset allocations for the pension plan by asset categories at March 30, 2008 and April 1, 2007are as follows:

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

The assets are diversified among the following asset categories within allocation ranges approved by the our Board of Directors. These asset categories and their respective allocation ranges are as follows:

Expected Long-term Rate of Return on Assets

We use a "building block" approach to determine the expected rate of return on assets assumption for the pension plan.

This approach analyzes historical long-term rates of return for various investment categories, as measured by appropriate indices. The rates of return on these indices are then weighted based upon the percentage of pension plan assets in each applicable category to determine a composite expected return.

We review our expected rate of return assumption annually. However, this assumption is considered a long-term assumption and hence not anticipated to change annually unless there are significant changes in economic and market conditions.

The assumed long-term return on pension plan assets used for the year ending March 30, 2008 was 7.0%.

Medicare Drug Act

On December 8, 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("MMA") was signed into law. MMA introduces prescription drug benefit under Medicare Part D as well as a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We sponsor a post retirement health care benefit plan that provides prescription drug benefits that are deemed actuarially equivalent to Medicare Part D.

We began reflecting the impact due to MMA effective March 31, 2005 and assume it will be in place for the lifetime of the plan.

Additional Cash Flow Information

Due to the well-funded status of the pension plan, no contributions are required for the subsequent pension plan year. No funding of our post-retirement medical plan is anticipated in the subsequent medical plan year except to pay premium costs as incurred during the medical plan year. Such costs are substantially covered by excess assets of the pension plan through the provisions of Section 401(H) of the Internal Revenue Code.

Estimated ten years of future pension benefit payments, post-retirement premiums, and Medicare Part D subsidy payments according to our latest actuarial results (including expected future service) are as follows (in thousands):

Union Pension Plans - We participate in several multi-employer defined benefit and/or defined contribution pension plans, which provide benefits to our collective bargaining employees. The expense for these plans totaled $3.2 million, $2.7 million and $4.2 million, for fiscal years 2008, 2007 and 2006, respectively.

Savings Investment Plan - We sponsor a Savings Investment Plan (the "Savings Plan"), under Internal Revenue Code Section 401(K), covering all non-union employees. Under the terms of the Savings Plan, which we modified in fiscal year 2001, we now contribute an amount up to 2.4% of each participant's annual salary depending on the participant's Savings Plan contributions. These contributions are subject to a two-year cliff-vesting. We incurred expenses related to this plan of $0.2 million, $0.2 million, and $0.2 million in fiscal years 2008, 2007, and 2006, respectively.

7. INCOME TAXES

Components of the income tax expense are as follows (in thousands):

The provision for income taxes differs from the amount of tax determined by applying the federal statutory rate and is as follows (in thousands):

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred income tax assets and liabilities at March 30, 2008 and April 1, 2007 were as follows (in thousands):

The realization of deferred income tax assets is dependent upon our ability to generate taxable income in future periods. We evaluated evidence supporting the realization of our deferred income tax assets and determined it is more likely than not that our deferred income tax assets will be realized.

There were no unrecognized tax benefits under FIN 48 as of April 2, 2007 or March 30, 2008.

No interest or penalties were recognized during the year ended March 30, 2008. We have adopted a policy whereby penalties incurred in connection with tax matters will be classified as general and administrative expenses, and interest assessments incurred in connection with tax matters will be classified as interest expense.

Tax years that remain open for examination by federal taxing authorities include 2004, 2005, 2006, 2007 and 2008.

8. LEASES

Operating lease payments charged to expense were $1.1 million, $2.1 million and $1.8 million for fiscal years 2008, 2007 and 2006, respectively. Certain leases contain renewal options and minimum amounts of annual maintenance clauses. Minimum lease commitments at March 30, 2008 are summarized below (in thousands):

9. FINANCING ARRANGEMENTS

In 2007, we re-negotiated certain terms of our $10.0 million revolving credit facility. The credit facility, which is renewable on a bi-annual basis, provides us with greater flexibility in funding our operational cash flow needs. Borrowings on the line of credit have an interest rate, at management's discretion, of either the prime rate or LIBOR rate plus 1.5%. Furthermore, we have certain financial debt covenants that we must meet in order to maintain this line of credit. We are in compliance with all debt covenants as of fiscal year end 2008. As of March 30, 2008, we have a letter of credit outstanding of $0.5 million, reducing our available credit facilities to $9.5 million. We had no outstanding borrowings as of March 30, 2008 and April 1, 2007, respectively.

10. ENVIRONMENTAL AND OTHER RESERVES

We face potential liabilities in connection with the alleged presence of hazardous waste materials at our Seattle, our former closed shipyard sites, shipyard and at several sites we allegedly used for disposal of alleged hazardous waste. We continue to analyze environmental matters and associated liabilities for which we may be responsible. No assurance can be given as to the existence or extent of any environmental liabilities until such analysis has been completed. The eventual outcome of all environmental matters cannot be determined at this time, however, the analysis of some matters have progressed sufficiently to warrant establishment of reserve provisions in the accompanying consolidated financial statements.

Harbor Island Site

We, along with several other parties, have been named as PRPs by the EPA pursuant to CERCLA (also known as "Superfund") in connection with the documented release or threatened release of hazardous substances, pollutants and contaminants at the Harbor Island Superfund Site (the "Harbor Island Site"), upon which the Shipyard is located.

Harbor Island Site Insurance

In fiscal year 2001, we entered into a 30-year agreement with an insurance company that provides us with broad-based insurance coverage for the remediation of all our operable units at the Harbor Island Superfund Site.

The agreement provides coverage for the known liabilities in an amount greater than our current booked reserves of $5.0 million. Additionally, we entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

Harbor Island Site History

To date, the EPA has separated the Harbor Island Site into three operable units that affect us: the Soil and Groundwater Unit (the "Soil Unit"), the Shipyard Sediments Operable Unit (the "SSOU") and the Sediments Operable Unit (the "SOU"). We, along with a number of other Harbor Island PRPs, received a Special Notice Letter from the EPA on May 4, 1994 pursuant to section 122 (e) of CERCLA. We entered into a Consent Decree for the Soil Unit in September 1994 under which we agreed to remediate the designated contamination on our property. Removal of floating petroleum product from the water table began in October 1998 and is anticipated to continue through fiscal year 2009.

During fiscal year 1997, the EPA issued its Record of Decision ("ROD") for the SSOU. The ROD identifies four alternative solutions for the SSOU remediation and identifies the EPA's selected remedy. During fiscal year 2000, the EPA expanded the boundaries of the SSOU issuing their Phase 1B Data Report and resulting Explanation of Significant Differences outlining the changes to the ROD. During the fourth quarter of fiscal year 2000, we entered into an Administrative Order of Consent with the EPA for the development of the remedial design for the SSOU.

During fiscal year 2003, we entered into a Consent Decree with the EPA for the cleanup of the SSOU, which, along with the associated Remedial Design Statement of Work for Remedial Action ("SOW"), was subsequently approved by the Department of Justice. The Consent Decree provides for the submittal of the Remedial Action Work Plan to the EPA subsequent to the approval by the EPA of the final design. The Remedial Action Work Plan provides for construction and implementation of the remedy set forth in the ROD, the two Explanation of Significant Differences (issued in fiscal years 2000 and 2003), the SOW, and the design plans and specifications developed in accordance with the Remedial Action Work Plan and approved by the EPA. During fiscal year 2004 we submitted our Final Design Report to the EPA for the SSOU. The Final Design Report provides for the following actions to take place at the SSOU:

The demolition and removal of Piers 2 and 4 South (located on the Duwamish Waterway) will achieve more complete cleanup in those areas.

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

Pursuant to the schedule, remediation of the SSOU began in fiscal year 2005. Environmental regulations limit the period of time during the year that dredging may occur. Given these limits, dredging in the SSOU required several years to accomplish. We completed our first year of dredging during fiscal year 2005 and the second and final year of dredging during fiscal year 2006. As part of the sediment remedial action on our property, a temporary sand cap was placed over the sediments that are beneath Piers 1, 3 and 2P, and the building berth adjacent to Pier 1. At such time that those piers reach the end of their usable lives (estimated to occur within the next 15 years), we are obligated to demolish those piers and conduct final cleanup of the under-pier sediments. The cost of these final sediment Superfund remedial actions on our property is included in the stated reserve.

During January 1998, the EPA notified us that testing would be required in the West Waterway of the Duwamish River outside the borders of the SSOU as part of the SOU. During May 1998, we entered into an Administrative Order on Consent to perform certain limited testing as part of the SOU investigation. After an evaluation of the results, the EPA issued a draft "no action" ROD on the SOU for public comment which if issued in final form would end the investigation of the SOU, requiring no remedial action. The public comment period closed during fiscal year 2000. In September 2003, the EPA issued the final "no action" ROD on the SOU. We have not established a reserve for any remediation on the SOU.

Under the Federal Superfund law, potentially responsible parties may have liability for damages to natural resources in addition to liability for remediation. During fiscal year 2003, we began discussions with the natural resource trustees ("Trustees") for the Harbor Island Superfund Site ("Site") and continued these discussions during the remainder of fiscal year 2003. We anticipate that the Trustees will file a claim against us at some future date alleging damages to the natural resources at the Site caused by the release of hazardous substances. The best estimate of a potential natural resource damage claim has been included in the environmental reserve. The payment of any eventual claim is covered by the aforementioned insurance policy, except for the policy deductible, provided that aggregate policy limits have not been exceeded. The amount of the policy deductible payment is reflected in our environmental reserve at March 30, 2008 and April 1, 2007, respectively.

Other Environmental Remediation Matters

The Port of Tacoma, Washington filed a civil action against us during the fourth quarter of fiscal year 2008 in the United States District Court (Western District of Washington in Tacoma) for contribution under CERCLA and MTCA. We previously disclosed our involvement with the CERCLA remediation efforts in the Hylebos Waterway of Commencement Bay in Tacoma, Washington and subsequent natural resources assessment by the statutorily named trustees ("Trustees"). A former subsidiary of ours operated a shipbuilding operation on the Hylebos Waterway under contract to the United States Navy during World War II. The contract between our subsidiary and the Navy for the operation of the shipyard site included an indemnification clause flowing from the United States to our subsidiary. We have tendered any potential liability to the United States pursuant to this contract. The United States has not responded to the tender. We have not had a presence at the site since 1946. We have further taken the position with the EPA and the Trustees that any potential liability that we may have had for the site was discharged in our 1987 filing under Chapter 11 of the United States bankruptcy code. The EPA did not name us as a potentially responsible party nor have the Trustees filed a claim against us for natural resource damages. The Trustees filed a claim against the United States for natural resources damages caused by the Government. The Trustees and the United States have entered into a consent decree resolving the claim, releasing the United States from further liability in connection with the site. We appeared at the consent decree hearing in United States District Court in Tacoma, Washington in October 2007 to protect our indemnification agreement with the United States. The judge approved entry of the consent decree but also ruled that the consent decree would not operate to relieve the United States from any contractual indemnification obligations it may owe us. We are unable to estimate our potential exposure for this item. We have included our current best estimate of this potential liability in our environmental reserve and will continue to analyze this exposure as we begin discovery in the recently filed litigation.

We entered into a Consent Decree with the EPA for the clean up of the Casmalia Resources Hazardous Waste Management Facility in Santa Barbara County, California under the Resource Conservation and Recovery Act. We included an estimate of the potential liability for this site in our environmental reserve.

During fiscal year 2005, the EPA notified us that we are a potentially responsible party ("PRP") at the Malone Service Company Superfund Site ("Malone") in Galveston County, Texas. The EPA alleges that our Galveston shipyard, which ceased operations in 1990, was the generator of waste materials that were delivered, through independent transport companies, to the Malone site. The EPA has further indicated that we will, based on volumes of material at the site that we generated, be eligible to participate in a "de minimus" settlement for small contributors. We have included our best estimate of the settlement amount in our environmental reserve.

During fiscal year 2005, we received notification that we, along with 55 other companies and organizations, are a potentially responsible party at the BKK Landfill Facility in West Covina, California. The site is the subject of an investigation and remedial order from the California Department of Toxic Substances Control. It is alleged that our San Pedro shipyard (closed in 1990) caused shipyard waste to be sent to the BKK Facility during the 1970s and 1980s. Due to the uncertainties at this time we have not established a reserve for this issue.

Asbestos Related Claims and Insurance

We are named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at our Seattle shipyard and closed former facilities.

In addition to us, the cases generally include other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers as defendants, and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. We assess claims as they are filed and as the cases develop, dividing them into two different categories based on severity of illness. Based on current fact patterns, we categorize certain diseases including mesothelioma, lung cancer and fully developed asbestosis as "malignant" claims. We categorize all other claims of a less medically serious nature as "non-malignant." We are currently defending approximately 15 "malignant" claims and approximately 488 "non-malignant" claims.

The relief sought in all cases varies greatly by jurisdiction and claimant. Included in the approximate 425 cases open as of March 30, 2008 are approximately 503 claimants. The exact number of claimants is not determinable as approximately 86 of the open cases include multiple claimant filings against 20-100 defendants. The filings do not indicate which claimants allege liability against us. Considering known facts, the previously stated 503 claimants is our best estimate.

Approximately 194 cases do not assert any specific amount of relief sought.

Approximately 153 cases assert on behalf of each claimant a claim for compensatory damages of $2 million and punitive damages of $20 million against approximately 20-100 defendants. Approximately 37 cases assert $5-20 million in compensatory and $5-20 million in punitive damages on behalf of each claimant against approximately 20-100 defendants. Approximately 37 cases assert $1-5 million in compensatory and $5-10 million in punitive damages on behalf of each claimant against approximately 20-100 defendants. Approximately 4 cases seek compensatory damages of less than $1 million per claim. The claims involved in the foregoing cases do not specify against which defendants made which claims or alleged dates of exposure.

Based upon settled or concluded claims to date, we have not identified any correlation between the amount of the relief sought in the complaint and the final value of the claim. Our insurers and we are vigorously defending these actions.

Bodily injury reserves declined from $5.8 million at April 1, 2007 to $5.4 million at March 30, 2008. Bodily injury insurance receivables also decreased from $4.3 million at April 1, 2007 to $4.0 million at March 30, 2008. We classified these bodily injury liabilities and receivables within our consolidated balance sheets as environmental and other reserves, and insurance receivables, respectively.

We entered into agreements with several of our insurers to provide coverage for a significant portion of settlements and awards related to these bodily injury claims. These agreements have aggregate limits on amounts to be paid overall and formulas for amounts of payment on individual claims. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims. The two most significant agreements provide coverage applicable to claims of exposure to asbestos occurring between 1949 and 1976 and occurring between 1976 through 1987. Insurance coverage for exposures to asbestos was no longer available from the insurance industry after 1987. Due to changes in federal regulations in the 1970s that resulted in the swift decline in commercial and military application of asbestos and increased regulation over the handling and removal of asbestos, there exists minimal risk of claims arising from exposure after 1987. We utilize contractual formulas to determine the amount of coverage from each agreement on each claim settled or litigated. Once the initial date of alleged exposure to asbestos is determined, all contractual years subsequent to that date participate in the settlement. Since all known claims involve alleged exposure prior to 1976, the 1976 through 1987 agreement will participate in the settlement or judgment of all outstanding claims that are settled or litigated. As a result and as further discussed below, the 1976 through 1987 agreement will exhaust prior to the 1949 through 1976 agreement. Based on historical claims settlement data only, we project that at March 30, 2008, the 1949 through 1976 agreement will provide coverage for an additional 21.7 years and the 1976 through 1987 agreement will provide coverage for an additional 2.8 years. At April 1, 2007, we projected that these agreements would provide coverage for an additional 22.8 years and 3.1 years, respectively. We resolved 6 malignant claims in 2008 compared with 19 in 2007 and 9 in 2006. If historical settlement patterns or the rate of filing for new cases change in future periods, these estimated coverage periods could be shorter or longer than anticipated. Moreover, if one or both of these coverages are exhausted at some future date, our costs related to subsequent claims and for legal expenses previously covered by these insurance agreements may increase.

Due to uncertainties of the number of cases, the extent of alleged damages, the population of claimants and size of any awards and/or settlements, there can be no assurance that the current reserves will be adequate t o cover the costs of resolving the existing cases. Additionally, we cannot predict the eventual number of cases filed against us, or their eventual resolution, and do not include the reserve amounts for cases filed in the future. However, it is probable that if future cases are filed against us they will result in additional costs arising either from their share of costs under current insurance in place arrangements or due to the exhaustion of such coverage. We review the adequacy of existing reserves periodically based upon developments affecting these claims, including new filings and resolutions, and adjust the reserve and related insurance receivable as appropriate.

As we are not able to estimate our potential ultimate exposure for filed and un-filed claims against us, we cannot predict whether the ultimate resolution of the bodily injury cases will have a material effect on our results of operations or stockholders' equity.

We recorded $0.0 million, $0.1 million and $0.0 million in charges against earnings in fiscal years 2008, 2007, and 2006, respectively, relating to additional reserves for environmental and bodily injury matters. These charges are classified in our Consolidated Statements of Income as a Provision for environmental and other reserves. Our remediation costs and bodily injury claims paid are charged against the recorded reserves when paid. In certain cases, amounts we pay are reimbursable under our existing contractual arrangements with several insurance companies. These reimbursements reduce the environmental insurance receivables when collected. In other cases, we manage work conducted by third party vendors and submit invoices to our insurance companies for reimbursement on behalf of the third party vendor. In these cases, the insurance companies reimburse the third party vendor directly. We take these expenses and payments associated with third party vendors into consideration when estimating our environmental and bodily injury liabilities and amounts available for reimbursement under our contractual arrangements. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims.

We continue to negotiate with our insurance carriers and prior landowners and operators for certain past and future remediation costs. We reached various agreements with our insurance carriers regarding the carriers' obligations for property damage occurring in previous fiscal years. We recorded these settlements as income that totaled $0.0 million, $0.0 million and $0.2 million in fiscal years 2008, 2007, and 2006 respectively. We classified these settlements as other insurance settlements in our Consolidated Statements of Income.

We provided total aggregate reserves of $11.4 million as of March 30, 2008 for the above-described contingent environmental and bodily injury liabilities. Due to the complexities and extensive history of our environmental and bodily injury matters, the amounts and timing of future expenditures are uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on our financial position, cash flows or results of operations.

We have various insurance policies and agreements that provide coverage of the costs to remediate environmental sites and for the defense and settlement of bodily injury cases. These policies and agreements are primarily with two insurance companies. Based upon the current credit rating of both of these companies, we anticipate that both parties will be able to perform under the policy or agreement. As of March 30, 2008, we recorded an insurance receivable asset of $9.1 million to reflect contractual arrangements with several insurance companies to share costs for certain environmental and bodily injury matters.

Included in the reserves are estimated final sediment remediation costs for Harbor Island of $1.9 million that are expected to occur within the next 15 years after certain piers reach the end of their useful lives. These costs are reflected in our balance sheet under Environmental and Other Reserves. Similarly, the insurance receivable of $1.9 million relating to these reserves is reflected in our balance sheet under Insurance Receivable.

Other Reserves

During the first quarter of fiscal year 2004, we recorded a reserve of $2.5 million related to the unanticipated bankruptcy of one of our previous insurance carriers. The reserve, which reflects our best estimate of the known liabilities associated with unpaid workers compensation claims arising from the two-year coverage period commencing October 1, 1998, is subject to change as additional facts are uncovered. These claims have reverted to us due to the liquidation of the insurance carrier. Although we expect to recover at least a portion of these costs from the liquidation and other sources, we are currently unable to estimate the amount and the timing of any such recovery and therefore no estimate of amounts recoverable is included in the current financial results.

Since establishing the reserve, we paid approximately $0.1 million and $0.1 million and $0.1 million in claims in fiscal years 2008, 2007 and 2006, respectively, against the reserve.

11. LEASING ACTIVITIES

Lease Income and Lease Expense

We entered into a contract on January 9, 2006 to lease certain facilities and provide related services to Kiewit-General in connection with their construction of the Hood Canal Bridge. We expect the lease to continue until early 2009. Lease income and lease expense from all facility rentals during fiscal year 2008 were $4.3 million and $1.2 million, respectively.

12. OTHER CONTINGENCIES

We are subject to various risks and are involved in various claims and legal proceedings arising out of the ordinary course of our business. These include complex matters of contract performance specifications, employee relations, union proceedings, tax matters and Government procurement regulations. Only a portion of these risks and legal costs are covered by insurance, because the availability and coverage of such insurance generally has been declined or the cost has become prohibitive.

We do not believe these risks or legal matters will have a material adverse impact on our financial position, results of operations, or cash flows. However, we continue to evaluate our exposures in each of these areas and may revise our estimates as necessary.

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

We have received notice from the DCAA questioning the reasonableness of a payment to one of our subcontractors on the 2005 DPIA of the aircraft carrier USS John C. Stennis. We subcontracted the painting of the hull of the carrier which proved more difficult than anticipated due in part to the Government limiting access to the hull in the sequence proposed by the subcontractor. The required change in plan resulted in material overruns in the cost to complete the paint item. We reached a negotiated agreement of approximately $2.0 million with the subcontractor resulting in a contract modification issued by the Navy's contracting officer in the above stated amount to us under its cost type contract. The DCAA, in a 2007 audit, has challenged the allowability of the payment by us to the subcontractor. We have submitted a detailed response in support of the propriety of the payment. There can be no assurance that the DCAA will agree with our position and we are unable to estimate our potential exposure for this item. The DCAA will issue an opinion regarding the payment to the regional Navy contracting office who will issue its decision on the allowability of the payment. An unfavorable decision by the Navy's contracting officer would be subject to appeal by us to the Armed Services Board of Contract Appeals or directly to federal court. Due to the uncertainty of the final outcome, we have not established a reserve for this item.

13. COLLECTIVE BARGAINING AGREEMENT

Todd Pacific currently operates under the terms and conditions of a collective bargaining agreement with the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards). The three-year agreement is in effect from August 1, 2005 to July 31, 2008. We believe our relationship with our labor unions to be stable.

During fiscal year 2008, an average of approximately 600 of our Shipyard employees were covered by the collective bargaining agreement. At March 30, 2008 approximately 300 or 75% of our employees were covered under this contract.

14. TREASURY STOCK

During the third quarter of fiscal year 2003, the Board of Directors approved the repurchase of up to 500,000 shares of our common stock from time to time in open market or negotiated transactions. At March 30, 2008 there were 458,100 shares left to be repurchased in the open market or negotiated transactions.

The following table summarizes the total number of common shares outstanding, held in treasury and issued by us during the past three fiscal years. No treasury stock shares were repurchased in fiscal year 2008. The 14,821 shares repurchased in fiscal year 2006 were surrendered by two officers in settlement of income withholding tax liabilities related to the exercise of options to purchase Company stock in accordance with our Incentive Stock Option Plan. This share repurchase was not part of the publicly announced plan to repurchase our shares as discussed above.

15. INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amount):

There were no stock options which had an anti-dilutive effect on the diluted net income per share calculation.

16. STOCK BASED COMPENSATION

The Board of Directors approved the Todd Shipyards Corporation 2003 Incentive Stock Option Plan ("2003 Plan") in 2003 and it was ratified by the shareholders at the 2003 Annual Meeting. The 2003 Plan provides for the granting of incentive stock options, non-qualified stock options, performance share awards and restricted stock grants or any combination of such grants or awards to directors, officers and our key employees to purchase shares of the Class A Common Stock of the Company. An aggregate of 250,000 shares of common stock has been authorized for issuance under the 2003 Plan.

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

For the twelve months ended March 30, 2008, the total compensation costs related to unvested restricted stock units and stock-settled appreciation rights totaled $0.2 million, inclusive of estimated forfeitures. This cost is being amortized on a straight-line basis over the requisite service period. Share-based plans expense is included in general and administrative expense. There was no activity related to unvested restricted stock units and stock-settled appreciation rights in fiscal year 2007.

During the twelve months ended March 30, 2008, pursuant to the 2003 Plan, we granted a total of 6,000 Restricted Stock Units ("RSUs") to members of our Board of Directors with restrictions that lapse monthly through August 22, 2010 based on continued service. The fair value of these was $21.98 based on the fair market value at the grant date. We further granted a total of 16,000 RSUs to our Officers. As of March 30, 2008, we had $0.1 million unrecognized compensation expense for RSUs granted to our directors. The restrictions on the grants lapse on an annual basis over the required service period through July 1, 2012. The fair value of these was $21.02 based on the fair market value at the grant date. The forfeiture rate assumed on these units is zero. We assume the Board members will continue service until their units vest.

During the twelve months ended March 30, 2008, we granted 16,000 units of performance award shares under our 2003 Incentive Stock Plan in the form of Stock-settled Stock Appreciation Rights ("SSARs"). The SSARs rights vest ratably on continued service through July 6, 2010 and expire on July 6, 2012. The forfeiture rate assumed on these SSARs is zero. We anticipate all employees will remain with us through vesting. We consider the achievement of the underlying performance criteria to be probable. As of March 30, 2008 we had $0.3 million in unrecognized compensation expense for RSUs granted to our officers.

Determining Fair Value - We calculate the fair value of our SSARs to employees using the Black-Scholes pricing model. We then amortize the fair value on a straight-line basis over the requisite vesting period of the awards.

On November 15, 2007, an officer exercised 239,066 non-qualified stock options under the 1993 Incentive Stock Compensation Plan of Todd Shipyards Corporation.  The officer retained a net of 111,345 shares of common stock after surrendering the remaining balance of 127,721 to pay the strike price and the minimum federal tax due on the option exercise. The 127,721 surrendered shares were subsequently cancelled and retired.

On March 24, 2006, the Board of Directors approved the payment of an extraordinary cash dividend of $4.00 per share. Payment of the dividend was subject to shareholder approval of an amendment to our incentive stock compensation plans that would allow adjustments to equity compensation awards to offset the impact of extraordinary transactions, including non-recurring cash dividends or distributions. At a special meeting held on May 23, 2006, shareholders approved the proposed amendments.

A summary of stock option transactions for the fiscal years ended March 30, 2008, April 1, 2007 and April 2, 2006 is as follows:

No options were granted during fiscal years 2008, 2007, or 2006.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Financial results by quarter for the fiscal years ended March 30, 2008 and April 1, 2007 are as follows (in thousands, except per share data):

Due to rounding differences, the quarters in a given year may not add precisely to the annual numbers for that year.

18. RELATED PARTY TRANSACTIONS

Brent D. Baird and Patrick W.E. Hodgson are members of our Board of Directors. They also are members of the Board of Directors for M&T Bank Corporation ("M&T"), the safe-keeping agent for our available-for-sale securities. We pay nominal fees to M&T for portfolio management.

19. SUBSEQUENT EVENTS

Acquisition of Assets of Everett Shipyard, Inc. - On March 31, 2008 we completed, through our subsidiary Everett Ship Repair and Drydock, Inc. ("Everett"), our acquisition of the assets of Everett Shipyard, Inc. ("ESY") in a transaction originally announced on January 21, 2008. Under the terms of the Asset Purchase Agreement, the sellers received a total of $7.9 million in cash for all of its assets, including a working capital adjustment. Prior to the transaction, ESY was a privately held corporation that had operated a shipyard in Everett for more than 40 years. ESY has performed ship repair work for a range of government and commercial customers, including the United States Navy and Washington State Ferries, at two locations in Everett, Washington. Everett will continue ESY's shipyard operations. Everett named Kevin Quigley as its President and he will be responsible for the operation of the shipyard. Mr. Quigley had served as President of ESY for the past seven years.

The assets acquired by Everett include ESY's interest in a 1,000 ton dry dock which was recently added to ESY's operations, allowing Everett to compete in a broader market of marine repair and overhaul opportunities. ESY and our Seattle shipyard do not generally compete for the same contracts. Everett has assumed the collective bargaining agreements with the International Brotherhood of Boilermakers, Local 104 and the United Brotherhood of Carpenters, Local 1184. The new yard intends to employ the workforce previously employed by ESY.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Securities and Exchange Commission, or SEC, defines the term "disclosure controls and procedures" to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. "Disclosure controls and procedures" include, without limitation, controls and procedures designed: (a) to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure; and (b) to provide reasonable assurance of achieving their objectives. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on an evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, that our disclosure controls and procedures were effective for the purpose described above as of the end of the period covered by this report, as more fully discussed in "Management's Report on Internal Control Over Financial Reporting" below.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate "internal control over financial reporting," which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 30, 2008, based on the framework in Internal Control-Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of March 30, 2008. There were no changes in our internal control over financial reporting during the quarter ended March 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LIMITATION ON EFFECTIVENESS OF CONTROLS

It should be noted that any system of controls, including disclosure controls and procedures and internal controls over financial reporting, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and the actual effectiveness of our disclosure controls and procedures is described above.

Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of March 31, 2008, as stated in its report which appears in Item 8 herein.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information for the below items will be provided in, and is incorporated by reference to the 2008 Proxy Statement.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1 and 2. FINANCIAL STATEMENTS

The financial statements listed in the accompanying index to financial statements are filed as part of this annual report.

TODD SHIPYARDS CORPORATION
INDEX TO FINANCIAL STATEMENTS

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm on Consolidated Financial Statements............................................................................................................................................................	30

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting..............................................................................................................................................	31

Report of Management.........................................................................................................................................	32

Consolidated Balance Sheets at March 30, 2008 and April 1, 2007..................................................................................................................................................	33

Consolidated Statements of Income For the years ended March 30, 2008, April 1, 2007 and April 2, 2006...........................................................................................................................	34

Consolidated Statements of Cash Flows For the years ended March 30, 2008, April 1, 2007 and April 2, 2006...........................................................................................................................	35

Consolidated Statements of Stockholders' Equity and Comprehensive Income For the years ended March 30, 2008, April 1, 2007 and April 2, 2006...........................................................................................................................	36

Notes to Consolidated Financial Statements For the years ended March 30, 2008, April 1, 2007 and April 2, 2006..........................................................................................................................	37

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

Exhibit Number
3.1	Certificate of Incorporation of the Company dated November 29, 1990 filed in the Company's Form 10-K Report for 1997 as Exhibit 3-1.	*

3.2	By-Laws of the Company dated November 29, 1990, as amended September 17, 2004 filed in the Company's Form 10-K Report for 2005 as Exhibit 3-2.	*

10.1	Savings Investment Plan of the Company effective April 1, 1989 filed in the Company's Form 10-K Report for 1995 as Exhibit 10-9.	*

10.2	Todd Shipyards Corporation Retirement System Plan and Amendments thereto filed in the Company's Form 10-K Report for 1995 as Exhibit 10-10.	*

10.3

Todd Shipyards Corporation Incentive Stock Compensation Plan effective September 12, 2003, approved by the shareholders of the Company at the 2003 Annual Meeting of Shareholders filed as an appendix in the Company's definitive proxy statement for 2003 Annual Meeting of the shareholders (as amended and approved by the shareholders of the Company in 2006).

*

10.4	Employment contract between the Company and Stephen G. Welch dated February 7, 2001.	*

10.5	Indemnification Agreement for Officers and Directors of Todd Shipyards Corporation.	#

21.1	Subsidiaries of the Company.	*

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	#

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (filed herewith.)	#

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a (filed herewith.)	#

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

#

99.1	Todd Shipyards Corporation Announces Financial Results for March 30, 2008	#

Note:	All Exhibits are in SEC File Number 1-5109.
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
June 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Brent D. Baird Brent D. Baird, Director June 11, 2008	/s/ Steven A. Clifford Steven A. Clifford, Director June 11, 2008

/s/ Patrick W.E. Hodgson Patrick W.E. Hodgson, Chairman, and Director June 11, 2008	/s/ J. Paul Reason J. Paul Reason, Director June 11, 2008

/s/ Joseph D. Lehrer Joseph D. Lehrer, Director June 11, 2008	/s/ Philip N. Robinson Philip N. Robinson, Director June 11, 2008

/s/ Stephen G. Welch Stephen G. Welch President, Chief Executive Officer, and Director June 11, 2008	/s/ William L. Lewis William L. Lewis, Director June 11, 2008