Form 10-Q
period 2008-06-29
TODD SHIPYARDS CORP
filed 2008-08-08
CIK 98537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2008.

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

There were 5,757,621 shares of the corporation's $0.01 par value common stock outstanding at August 8, 2008.

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
Periods ended June 29, 2008 and July 1, 2007
(in thousands of dollars, except per share data)

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS
Balances as of June 29, 2008 and March 30, 2008
(in thousands of dollars, except per share data)

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Periods ended June 29, 2008 and July 1, 2007
(in thousands of dollars)

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Todd Shipyards Corporation ("we", "us", "our") filed the Consolidated Financial Statements for the fiscal year ended March 30, 2008 with the Securities and Exchange Commission on Form 10-K. The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis contained in that report should be read in connection with this Form 10-Q.

1. BASIS OF PRESENTATION

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are included in the interim financial statements. Certain financial information that is required in the annual financial statements and prepared in accordance with accounting principles generally accepted in the United States of America may not be required for interim financial reporting purposes and may have been condensed or omitted. Our results of operations for the period ended June 29, 2008 are not necessarily indicative of the operating results for the full year. Our interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2008 Annual Report on Form 10-K.

The Consolidated Financial Statements include the accounts of Todd Shipyards Corporation and our wholly owned subsidiaries Todd Pacific Shipyards Corporation ("Todd Pacific"), Everett Shipyard, Inc. ("Everett") and TSI Management, Inc. ("TSI"). All inter-company transactions have been eliminated.

Preparing our interim financial statements in conformity with Generally Accepted Accounting Principals ("GAAP") requires us to make estimates and assumptions that may affect the amounts reported in our Consolidated Financial Statements and Notes to Consolidated Financial Statements. Actual results could differ from those estimates.

2. RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 157, "Fair Value Measurements" which was amended by SFAS 157-2, "Effective Date of FASB Statement No. 157" - In September 2006, the Financial Accounting Standards Board, ("FASB") issued SFAS 157, which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We do not anticipate that the adoption of this statement will have a material impact on our financial condition or results of operation but may result in certain additional disclosures.

SFAS 141, "Business Combinations" which was amended by SFAS 141R, "Business Combinations" - In December 2007, the Financial Accounting Standards Board, ("FASB") issued SFAS 141R, which requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are required to adopt SFAS 141R in fiscal year 2010. We do not currently believe this standard will have an impact on our financial condition.

SFAS 160, "Non-controlling Interest in Consolidated Financial Statements" - In December 2007, the Financial Accounting Standards Board, ("FASB") issued SFAS 160, which requires all entities to report non-controlling interests as equity in the financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are required to adopt SFAS 160 in fiscal year 2010. We are evaluating the impact of adopting SFAS 160 on our financial statements.

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

4. RESERVES AND OTHER CONTINGENCIES

As discussed in our Form 10-K for the fiscal year ended March 30, 2008, we face significant potential liabilities in connection with the alleged presence of hazardous waste materials at our Seattle shipyard and at two additional sites used by us for disposal of alleged hazardous waste. We are named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances at our facilities.

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

The agreement provides coverage for the known liabilities in an amount not to exceed the policy limits. As of June 29, 2008 these limits exceed our current booked reserves of approximately $5.0 million. Included in the reserves are sediment remediation costs for Harbor Island of $0.2 million that are expected to occur in the next 12 months. These costs are reflected in our balance sheet under current liabilities. Likewise, the insurance receivable of $0.2 million relating to these reserves is reflected in our balance sheet under current assets.

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

Other Environmental Sites

The Port of Tacoma, Washington filed a civil action against us during the fourth quarter of fiscal year 2008 in the United States District Court (Western District of Washington in Tacoma) for contribution under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA," commonly known as the "Superfund") and the Washington State Model Toxics Control Act ("MTCA"). We previously disclosed our involvement with the CERCLA and MTCA remediation efforts in the Hylebos Waterway of Commencement Bay in Tacoma, Washington and subsequent natural resources assessment by the statutorily named trustees ("Trustees"). A former subsidiary of ours operated a shipbuilding operation on the Hylebos Waterway under contract to the United States Navy during World War II. The contract between our subsidiary and the Navy for the operation of the shipyard site included an indemnification clause flowing from the United States Navy to our subsidiary. We have tendered any potential liability to the United States Navy pursuant to this contract. The United States Navy has not responded to the tender. We have not had a presence at the site since 1946. We have further taken the position with the EPA and the Trustees that any potential liability that we may have had for the site was discharged in our 1987 filing under Chapter 11 of the United States bankruptcy code. The EPA did not name us as a potentially responsible party nor have the Trustees filed a claim against us for natural resource damages. The Trustees filed a claim against the United States Navy for natural resources damages caused by the Government. The Trustees and the United States Navy have entered into a consent decree resolving the claim, releasing the United States Navy from further liability in connection with the site. We appeared at the consent decree hearing in United States District Court in Tacoma, Washington in October 2007 to protect our indemnification agreement with the United States Navy. The judge approved entry of the consent decree but also ruled that the consent decree would not operate to relieve the United States Navy from any contractual indemnification obligations it may owe us. We have included our current best estimate of this potential liability in our environmental reserve and will continue to analyze this exposure as we begin discovery in the recently filed litigation.

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

Asbestos-Related Claims

As reported in our Form 10-K for fiscal year 2008, we are named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former facilities.

The cases generally include as defendants, in addition to us, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. We assess claims as they are filed and as the cases develop, analyzing them in two different categories based on severity of illness. Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by us as "malignant" claims. All others of a less medically serious nature are categorized as "non-malignant". We are currently defending approximately 14 "malignant" claims and approximately 496 "non-malignant" claims. We and our insurers are vigorously defending these actions.

As of June 29, 2008, we have recorded a bodily injury liability reserve of $5.4 million and a bodily injury insurance receivable of $3.9 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $5.4 million and $4.0 million, respectively, at March 30, 2008. These bodily injury liabilities and receivables are classified within our Consolidated Balance Sheet as environmental and other reserves, and insurance receivables, respectively.

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

We have paid approximately $0.9 million and $0.9 million in claims through June 29, 2008 and March 30, 2008, respectively, which have been charged against the reserve.

Other Contingencies

We previously reported that we received notice from the DCAA questioning the reasonableness of a payment to one of our subcontractors on the 2005 dPIA of the aircraft carrier USS John C. Stennis. During the first quarter of our fiscal year 2009 the DCAA issued its final report disapproving $3.1 million of costs related to payments made to the subcontractor and costs incurred by us to perform work which was contracted to the subcontractor. The Navy contracting officer then issued the decision to disallow the costs and withhold the above stated amount from payments due on our current contracts with the Navy. During the 2005 availability on the carrier, we subcontracted the painting of the hull which proved more difficult than anticipated due in part to the Government limiting access to the hull in the sequence proposed by the subcontractor. The required change in plan resulted in significant overruns in the cost to complete the paint item. We reached a negotiated agreement with the subcontractor resulting in a contract modification issued by the Navy's contracting officer under the cost type contract. The DCAA, in a 2007 audit, challenged both the allowability of the payment by us to the subcontractor and additional costs incurred by us on the paint item. We plan to appeal this unfavorable decision by the Navy's contracting officer to the Armed Services Board of Contract Appeals or directly to federal court. We have established a reserve for this item in the amount of $3.1 million and have booked the resulting transaction as a reduction in revenue in the first quarter of fiscal year 2009.

The Navy's Puget Sound contracting office has notified us of several instances of potential noncompliance with the Cost Accounting Standards ("CAS") relating to our Planned Incremental Availability ("PIA") contract to perform repair work on the aircraft carriers located in the Puget Sound. The instances under review primarily focus on our long standing allocation methods applicable to other Navy contracts and the degree to which indirect costs are allocated to work performed under our PIA contract. We believe that we have valid positions and defenses to the findings of potential noncompliance and we are responding to the notification in an effort to resolve the matter prior to action by the Navy to determine that noncompliance exists. An unfavorable outcome in this matter could have a significant impact on our cost structure with the Navy and, depending upon the scope of any retroactive relief sought by the Navy, could be material in the period recorded. At this time, we are unable to estimate our potential exposure for this item and have not established a reserve.

5. COMPREHENSIVE INCOME

We reported a comprehensive loss of $1.3 million for the quarter ended June 29, 2008, which primarily consisted of a net loss of $1.3 million and no net unrealized gain or loss on available-for-sale securities.

For the first quarter of fiscal 2008 ended July 1, 2007, we reported comprehensive income of $0.5 million, which consisted of net income of $0.5 million and no net unrealized gain or loss on available-for-sale securities.

6. NET INCOME PER SHARE

The following table represents the calculation of net income per common equivalent share - diluted.

32,000 units of Stock Appreciation Rights ("SSARs") and 30,017 units of Restricted Stock Grants were excluded from the calculations for the three month period ended June 29, 2008 because their affect would be anti-dilutive.

7. STOCK COMPENSATION EXPENSE

We account for stock compensation associated with the restricted stock awards, restricted stock grant agreements and performance share award agreements that were approved at the June 2008 and June 2007 Board of Directors meetings under the recognition and measurement principles of FASB Statement 123R, "Shared-Based Payment", which requires estimating the compensation cost for all stock based awards at fair value on the date of the grant and recognition of compensation over the service period for awards expected to vest. We estimated the fair value of stock-based awards using the Black-Scholes option pricing model. We are amortizing the fair value on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. As required by FAS 123R, we estimated future forfeitures and are recognizing compensation costs only for those equity awards expected to vest. Estimating the percentage of stock awards that will ultimately vest requires judgment. We will record such amounts retrospectively as an increase or decrease in stock-based compensation in the period we revise the estimates, to the extent that actual results or updated estimates differ from our current estimates. We consider many factors when estimating expected forfeitures, including historical voluntary terminations. Actual results, and future changes in estimates, may differ substantially from our current estimates.

For the three months ended June 29, 2008, the total compensation costs related to unvested restricted stock units and stock-settled appreciation rights totaled $0.03 million, inclusive of estimated forfeitures. The stock compensation costs are being amortized on a straight-line basis over the requisite service period. The costs associated with our share-based plans are included in general and administrative expense.

During the first quarter of fiscal year 2009, pursuant to the Todd Shipyards Corporation 2003 Incentive Stock Option Plan ("2003 Plan"), we granted a total of 9,600 Restricted Stock Units ("RSUs") to our Officers effective July 1, 2008. The grants vest over five years annually based on continued service through July 1, 2013. The forfeiture rate assumed on these units is zero. We assume that the Officers will continue service until their units vest.

During the first quarter of fiscal year 2009, pursuant to the 2003 Plan, we granted 16,000 units of performance award shares under the 2003 Plan in the form of Stock-settled Stock Appreciation Rights ("SSARs") to our Officers. The SSARs vest ratably on continued service through July 1, 2011 and expire on July 1, 2013. The forfeiture rate assumed on these units is zero. We assume that the Officers will continue service until their units vest.

During the twelve months ended March 30, 2008, pursuant to the 2003 Plan, we granted a total of 6,000 RSUs to members of our Board of Directors with restrictions that lapse monthly through August 22, 2010 based on continued service. The fair value of these was $21.98 based on the market value at the grant date. As of June 29, 2008, we had $0.1 million unrecognized compensation expense for RSUs granted to our Directors. We further granted a total of 16,000 RSUs to our Officers. The restrictions on the grants lapse on an annual basis over the required service period through July 1, 2012. The fair value of these was $21.02 based on the market value at the grant date. The forfeiture rate assumed on these units is zero. We assume the Board members and Officers will continue service until their units vest.

During the twelve months ended March 30, 2008, we granted 16,000 SSARs to our Officers. The SSARs vest ratably on continued service through July 6, 2010 and expire on July 6, 2012. The forfeiture rate assumed on these SSARs is zero. We anticipate all employees will remain with us through vesting. We consider the achievement of the underlying performance criteria to be probable. We assume the Board members and Officers will continue service until their units vest.

Determining Fair Value - We calculated the fair value of the above mentioned SSARs using the Black-Scholes pricing model. We then amortize the fair value on a straight-line basis over the requisite vesting period of the awards.

8. PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Pension Plan - We sponsor the Todd Shipyards Corporation Retirement System (the "Retirement System"), a non-contributory defined benefit plan under which non-union employees are covered. The benefits are based on years of service and the employee's compensation before retirement. Our funding policy is to fund such retirement costs as required to meet allowable deductibility limits under current Internal Revenue Service regulations. The Retirement System plan assets consist principally of common stocks and Government and corporate obligations. As of April 10, 2007, new employees are not eligible to enter the plan. Under a provision of the Omnibus Budget Reform Act of 1990 ("OBRA '90") we will transfer approximately $1.3 million in excess pension assets from the Retirement System into a fund to pay fiscal year 2009 retiree medical benefit expenses. OBRA '90 was modified by the Work Incentives Improvement Act of 1999 and subsequently updated April 10, 2004 by the Pension Funding Equity Act (HR-3108) to extend annual excess asset transfers through the fiscal year ending March 30, 2014.

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

Union Pension Plans - Operating Shipyard - We participate in several multi-employer defined benefit and/or defined contribution pension plans, which provide benefits to our collective bargaining employees. The expense under these plans totaled $0.5 million and $0.8 million for the quarters ended June 29, 2008 and July 1, 2007, respectively.

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

In June 2006, the FASB issued an interpretation of SFAS 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

There were no unrecognized tax benefits under FIN 48 as of June 29, 2008 or March 30, 2008.

No interest or penalties were recognized during the three months ended June 29, 2008. We have adopted a policy whereby penalties incurred in connection with tax matters will be classified as general and administrative expenses, and interest assessments incurred in connection with tax matters will be classified as interest expense.

Tax years that remain open for examination by federal taxing authorities include 2004, 2005, 2006, 2007 and 2008.

10. LEASING ACTIVITIES

Lease Income and Lease Expense

We entered into an agreement on January 9, 2006 for the lease of certain facilities and provision of related services to Kiewit-General in connection with the construction of the Hood Canal Floating Bridge.

Lease income and lease expenses from all facility rentals have been reported separately due to the materiality of the income and expenses associated with this lease. We recorded lease income of $0.8 million and related lease expenses of $0.1 million for the first quarter 2009.

11. BUSINESS ACQUISITION

On March 31, 2008 we completed our acquisition of the assets of Everett Shipyard, Inc. ("Everett"). Everett performs ship repair work for a range of government and commercial customers, including the United States Navy and Washington State Ferries, at two locations in Everett, Washington. The assets acquired include Everett's interest in a 1,000 ton dry dock. We anticipate that the acquisition of Everett will be accretive to our earnings in the long term. Everett has assumed the collective bargaining agreements with the International Brotherhood of Boilermakers, Local 104 and the United Brotherhood of Carpenters, Local 1184. The new yard employs the workforce previously employed by the previous owner.

We have included Everett's operating results in our income statements from the date of acquisition. We have excluded pro forma operating results, as if the two companies had been combined for the first quarter of our fiscal year 2008, as the financial results for Everett would not have a material impact on the comparability of our previously filed results when compared to pro forma results of the combined entities.

Our total purchase price of $8.4 million consisted of the following components:

Certain aspects of the purchase price and purchase price allocations are preliminary and have been made using initial estimates. These estimates are the responsibility of management. Adjustments of the purchase price may be made in accordance with the terms of the Purchase Agreement. In addition, finalization of these initial estimates may result in adjustments to the allocation of the purchase price if the adjustments are determined within one year of the purchase date. In accordance with the terms of the Purchase Agreement dated January 19, 2008, $0.8 million has been held in escrow as of June 29, 2008, and will be released to Todd or to the seller as specified in the Purchase Agreement terms.

We made cash payments of $7.9 million for the three months ended June 29, 2008. This included acquisition costs of $7.1 million and escrow deposits of $0.8 million.

Preliminary Purchase Price Allocation

Our preliminary purchase price allocation of Everett's net tangible and identifiable intangible assets is based upon the estimated fair value of those assets as of March 31, 2008. We allocated the excess of the purchase price over identifiable intangible and net tangible assets to goodwill. The following table presents the preliminary allocation of the total purchase price consideration:

Tangible Assets Acquired and Liabilities Assumed

We have estimated the fair value of certain tangible assets acquired and liabilities assumed. Some of these estimates are subject to change, particularly those estimates relating to the goodwill and other intangible assets. Adjustments to goodwill and other intangible assets may be required during the purchase price allocation period.

Intangible Assets

We recorded $1.1 million of goodwill. In addition, we recorded $2.2 million of acquired intangible assets in our financial statements. The acquired intangible assets include non-compete agreements, trade name and customer base.

The related amortization expense reflected in our income statement was $0.1 million for the quarter ending June 29, 2008 and $0.0 million for the quarter ending July 1, 2007, respectively.

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

In July 2007 we, as prime contractor, commenced negotiations with the Washington State Department of Transportation, Ferry Division ("WSF") for the terms and conditions of a contract to build up to four 144 auto ferries. We concluded those negotiations and executed the prime contract with WSF in December 2007. The contract is issued in two parts. Part A provides for the design of the ferries and Part B will dictate the terms of the actual construction of the ferries. Part A of the contract was awarded for $2.3 million that will be shared between us, our primary subcontractor, and Guido Perla & Associates of Seattle, Washington, who will provide ferry design services. We reached agreement on the terms and conditions of a subcontract with Martinac Shipbuilding of Tacoma, Washington in December 2007 to be a subcontractor to us. Once the design and cost estimate are complete, we will negotiate a price and delivery schedule for Part B of the contract, covering the construction of the ferries, with WSF. The current timetable discussed between us and WSF would project contract execution of Part B during the winter of 2008-09. There are no assurances that we will reach agreement with WSF on a price for construction of the ferries, a mutually acceptable delivery schedule, or that the necessary funding will be available from the State of Washington to build any or all of the ferries.

In November 2007, the Secretary of the Washington State Department of Transportation ("Secretary") announced the retirement of the four Steel Electric class ferries that provided the only auto ferry service between Port Townsend and Keystone Harbor. The Secretary cited safety concerns as the deciding factor to retire the boats. In a press conference held at our Seattle facility after the signing of the contract between Todd Pacific and WSF for the 144 auto ferries (discussed above), the Governor announced that she intended to seek the legislation necessary to construct up to three replacement 50-car ferries to be used between Port Townsend and Keystone Harbor. She further announced her intent to have the boats built in Washington State. Enabling legislation was passed by the Legislature and was signed into law by the Governor on February 14, 2008. A request for proposal ("RFP") for three 50-car ferries was issued by WSF and then amended to one 50-car ferry. We answered the RFP and were the sole bidder on the project, bidding approximately $26 million compared to an Engineer's Estimate of $16.9 million. WSF ultimately cancelled the RFP citing complaints from riders over the limited size of the ferry and announced its intention to advertise for bids to Washington State shipyards for the construction of two other larger ferries in August 2008. There can be no assurance that WSF will build these two ferries nor is there any assurance that we will be a successful participant in this future RFP.

ACQUISITION OF ASSETS OF EVERETT SHIPYARD, INC.

On March 31, 2008, we acquired the assets of Everett Shipyard, Inc. ("Everett"). Everett performed ship repair work for a range of government and commercial customers, including the United States Navy and Washington State Ferries, at two locations in Everett, Washington.

The assets acquired include Everett's interest in a 1,000 ton dry dock. Everett and our Seattle shipyard do not generally compete for the same contracts. Everett has assumed the collective bargaining agreements with the International Brotherhood of Boilermakers, Local 104 and the United Brotherhood of Carpenters, Local 1184. The new yard employs the workforce previously employed by the former owner.

Operating Results

All comparisons within the following discussion are to the corresponding period in the previous year, unless otherwise stated.

Revenue - Our first quarter revenue of $18.2 million reflects a $18.3 million (50%) decrease from the same period last fiscal year. The quarter to quarter decrease largely results from lower ship repair and new construction volumes. Cost-type and firm fixed price work decreased 88% and 52%, respectively, between the first quarters of fiscal year 2009 and 2008, while work under time and material contracts increased by 290%. We previously reported that we received a notice from DCAA questioning the reasonableness of a payment to one of our subcontractors for work performed on the aircraft carrier USS John C. Stennis in fiscal year 2005. We established a $3.1 million reserve for this item in the first quarter of fiscal year 2009. We continue to believe that the costs were legitimate and will appeal this matter to the Armed Services Board of Contract Appeals or directly to Federal Court.

The ship repair business consists of individual and short duration repair events, some of which are exercised by the Government under its various multi-ship, multi-option contracts. Consequently, operating results for any period presented are not necessarily indicative of results that may be expected in any other period.

Cost of Revenue - Cost of revenue during the first quarter of fiscal year 2009 was $13.4 million, or 74% of revenue. Cost of revenue during the first quarter of fiscal year 2008 was $28.0 million, or 77% of revenue. The decrease in the cost of revenue in the first quarter of fiscal year 2009 is primarily attributable to a change in volumes versus the same period in the prior year. The decrease in the cost of revenue as a percentage of revenue in fiscal year 2009 is primarily driven by a quarter-on-quarter increase in the relative profitability of work performed in fiscal year 2009. But for the need to establish the $3.1 million revenue reserve (discussed above) in the first quarter of fiscal year 2009, the cost of revenue as a percentage of revenue in fiscal year 2009 would have been 63%.

Administrative and Manufacturing Overhead Expense - Overhead costs for administrative and manufacturing activities were $7.8 million, or 43% of revenue, for the first quarter of fiscal year 2009. During the same period of fiscal year 2008, administrative and manufacturing overhead costs were $9.1 million, or 25% of revenue. The $1.3 million decrease in administrative and manufacturing overhead is primarily attributable to the volume decreases in the first quarter of fiscal year 2009 versus the same period in the prior fiscal year. But for the need to establish the $3.1 million revenue reserve (discussed above) in the first quarter of fiscal year 2009, the administrative and manufacturing overhead expense as a percentage of revenue in fiscal year 2009 would have been 36%.

Investment & Other Income - Investment and other income (including gain/(loss) on available-for-sale securities) was $1.0 million for the first quarter of fiscal year 2009. During the same period in fiscal year 2008 investment and other income was $1.3 million. Investment and other income in fiscal years 2009 and 2008 was impacted favorably by contracts to lease certain facilities and provide related services to Kiewit-General in connection with their construction of the Hood Canal Floating Bridge.

Income Taxes - Our effective income tax rate was 34% in the first quarters of both fiscal year 2009 and 2008. In the first quarter of fiscal 2009 we recorded $0.7 million of benefit associated with federal income tax. During the same period in fiscal 2008 we recorded $0.2 million in federal income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Management anticipates that our cash, cash equivalents and marketable securities position, anticipated fiscal year 2009 cash flow, access to credit facilities and, if necessary, capital markets, taken together, will provide sufficient liquidity to fund operations for fiscal year 2009. Accordingly, shipyard capital expenditures are expected to be financed from working capital. Changes in the composition and/or timing of projected work could cause planned capital expenditures and repair and maintenance expenditures to change.

Working Capital

Working capital at June 29, 2008 was $23.9 million, a decrease of $7.5 million, or 24%, from the working capital reported at the end of fiscal year 2008. The overall decrease is due to a decrease in cash of $6.0 million, primarily due to the cash outlay for the acquisition of Everett. Accounts receivable increased $0.9 million, accounts payable decreased $1.6 million and sales in excess of billings decreased $0.9 million, primarily due to the timing of work and the conclusion of several large fixed price projects in the first quarter of fiscal year 2009.

Capital Expenditures

In the first quarter of fiscal year 2009 we made capital acquisitions of $0.2 million for planned improvements to the Seattle shipyard facility. These capital expenditures were offset by a favorable determination by the Washington State Department of Revenue regarding sales tax that was previously capitalized with the construction costs for a pier trestle, which resulted in a $0.2 million decrease of the total capitalized cost for the pier trestle.

Credit Facility

Shortly after the end of fiscal year 2006, we re-negotiated certain terms of our $10.0 million revolving credit facility. As of June 29, 2008, we have a letter of credit outstanding of $0.5 million, reducing our available credit facilities to $9.5 million. The credit facility, which is renewable on a bi-annual basis, provides us with greater flexibility in funding our operational cash flow needs. Borrowings on the line of credit have an interest rate, at management's discretion, of either the prime rate or LIBOR rate plus 1.5%. Furthermore, we have certain financial debt covenants that it must meet in order to maintain this line of credit. We are in compliance with all debt covenants and had no outstanding borrowings as of June 29, 2008 and March 30, 2008, respectively.

Dividends

On June 20, 2008 we paid dividends of five cents ($0.05) per share to all shareholders of record as of June 5, 2008. The cumulative amount of dividends paid on a year-to-date basis as of June 29, 2008 was $0.3 million.

On March 20, 2008 we paid dividends of five cents ($0.05) per share to all shareholders of record as of March 6, 2008.

RESERVES AND OTHER CONTINGENCIES

As reflected in the balance sheet and discussed in Note 4 to the financial statements, we have provided total aggregate reserves of $11.3 million at June 29, 2008 for our contingent environmental and bodily injury liabilities. As of March 30, 2008, we had recorded aggregate reserves of $11.4 million. All of the decrease from the prior period bodily injury liabilities relates to the settlement of bodily injury claims. Due to the complexities and extensive history of our environmental and bodily injury matters, the amounts and timing of future expenditures are uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on our financial position, cash flows or results of operations.

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

As of June 29, 2008, we have recorded aggregate assets of $9.0 million related to our reserves for environmental and bodily injury liabilities. As of March 30, 2008, we recorded aggregate assets of $9.1 million. These assets reflect receivables under contractual arrangements with the insurance companies to share costs for certain environmental and other matters, as well as amounts deposited to securitize certain remediation activities. Amounts recoverable from insurance companies are recorded within our Consolidated Balance Sheets as insurance receivables and, in the case of reimbursements currently due, as a current asset. Amounts held in security deposits are recorded within our Consolidated Balance Sheets as restricted cash.

We previously reported that we received notice from the DCAA questioning the reasonableness of a payment to one of our subcontractors on the 2005 dPIA of the aircraft carrier USS John C. Stennis. During the first quarter of our fiscal year 2009 the DCAA issued its final report disapproving $3.1 million of costs related to payments made to the subcontractor and costs incurred by us to perform work which was contracted to the subcontractor. The Navy contracting officer then issued the decision to disallow the costs and withhold the above stated amount from payments due on our current contracts with the Navy. During the 2005 availability on the carrier, we subcontracted the painting of the hull which proved more difficult than anticipated due in part to the Government limiting access to the hull in the sequence proposed by the subcontractor. The required change in plan resulted in significant overruns in the cost to complete the paint item. We reached a negotiated agreement with the subcontractor resulting in a contract modification issued by the Navy's contracting officer under the cost type contract. The DCAA, in a 2007 audit, challenged both the allowability of the payment by us to the subcontractor and additional costs incurred by us on the paint item. We plan to appeal this unfavorable decision by the Navy's contracting officer to the Armed Services Board of Contract Appeals or directly to federal court. We have established a reserve for this item in the amount of $3.1 million and have booked the resulting as a reduction in revenue in the first quarter of fiscal year 2009.

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

BACKLOG

At June 29, 2008 our firm shipyard backlog consisted of approximately $35.2 million of repair and overhaul work. Our backlog at March 30, 2008 was approximately $12.0 million. The increase in the backlog of work at the end of the first three months of fiscal year 2009 is primarily due to the timing of commercial repair projects.

LABOR RELATIONS

Todd Pacific Shipyards currently operates under the terms and conditions of a collective bargaining agreement with the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards). The three-year agreement was in effect from August 1, 2005 to July 31, 2008. We are currently negotiating a new labor contract with the unions and, by mutual agreement; the current contract has been extended while the negotiations are underway. Either party may terminate the extension with five business days' notice to the other party. We believe our relationship with our labor unions is stable.

ITEM 3. CONTROLS AND PROCEDURES

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

No. 99.1	Press Release dated August 8, 2008 announcing financial results for our quarterly period ended June 29, 2008 (furnished herewith)*

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
August 08, 2008