Form 10-Q
period 2008-09-28
TODD SHIPYARDS CORP
filed 2008-11-06
CIK 98537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2008.

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

There were 5,766,071 shares of the corporation's $0.01 par value common stock outstanding at November 6, 2008.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Periods ended September 28, 2008 and September 30, 2007
(in thousands of dollars, except per share data)

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS
Balances as of September 28, 2008 and March 30, 2008
(in thousands of dollars, except per share data)

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Periods ended September 28, 2008 and September 30, 2007
(in thousands of dollars)

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

1. BASIS OF PRESENTATION

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are included in the interim financial statements. Certain financial information that is required in the annual financial statements and prepared in accordance with accounting principles generally accepted in the United States of America may not be required for interim financial reporting purposes and may have been condensed or omitted. Our results of operations for the three and six month periods ended September 28, 2008 are not necessarily indicative of the operating results for the full year. Our interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2008 Annual Report on Form 10-K.

The Consolidated Financial Statements include the accounts of Todd Shipyards Corporation and our wholly owned subsidiaries Todd Pacific Shipyards Corporation ("Todd Pacific"), Everett Shipyard, Inc. ("Everett") and TSI Management, Inc. ("TSI"). All inter-company transactions have been eliminated.

Preparing our interim financial statements in conformity with accounting principals generally accepted in the United States of America requires us to make estimates and assumptions that may affect the amounts reported in our Consolidated Financial Statements and Notes to Consolidated Financial Statements. Actual results could differ from those estimates.

2. RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in accordance with accounting principals generally accepted in the United States of America and expands disclosures about fair value measurements. For financial assets and liabilities, SFAS 157 was effective for fiscal years beginning after November 15th, 2007, and interim periods within those fiscal years. See "Note 12 - Cash, Cash Equivalents, and Marketable Securities" for further discussion. In February 2008, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 is effective for us beginning March 30, 2009.

Those assets and liabilities measured at fair value under SFAS 157 in the first two quarters of fiscal year 2009 did not have a material impact on our consolidated financial statements. In accordance with FSP 157-2, we will measure the remaining assets and liabilities no later than the first quarter of fiscal year 2010, and we are currently evaluating any impact on our consolidated financial statements.

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

EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,"- In June 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) EITF 03-6-1, to clarify that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (EPS) pursuant to the two-class method, as described in FASB Statement 128, Earnings per Share.

FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We intend to adopt FSP EITF 03-6-1 effective March 30, 2009 and apply its provisions retrospectively to all prior-period EPS data presented in our financial statements.

We do not issue share-based payment awards that contain nonforfeitable rights to dividends and, as a result, we do not believe that the adoption of FSP EITF 03-6-1 will have a significant effect on our financial statements.

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

4. RESERVES AND OTHER CONTINGENCIES

As discussed in our Form 10-K for the fiscal year ended March 30, 2008, we face significant potential liabilities in connection with the alleged presence of hazardous waste materials at our Seattle shipyard, a shipyard operation in Tacoma, Washington operated during World Wars I and II, and at additional sites used by us for disposal of alleged hazardous waste. We are named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances at our facilities.

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

The agreement provides coverage for the known liabilities in an amount not to exceed the policy limits. As of September 28, 2008 these limits exceed our current booked reserves of approximately $5.0 million. Included in the reserves are sediment remediation costs for Harbor Island of $0.2 million that are expected to occur in the next 12 months. These costs are reflected in our balance sheet under current liabilities. Likewise, the insurance receivable of $0.2 million relating to these reserves is reflected in our balance sheet under current assets.

Additionally, in 2001 we entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

During the fourth quarter of fiscal year 2003, we entered into a Consent Decree with the EPA for the cleanup of the Shipyard Sediments Operable Unit (the "SSOU"), which was subsequently approved by the Department of Justice.

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

Asbestos-Related Claims and Insurance

As reported in our Form 10-K for fiscal year 2008, we are named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former facilities.

The cases generally include as defendants, in addition to us, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. We assess claims as they are filed and as the cases develop, analyzing them in two different categories based on severity of illness. Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by us as "malignant" claims. All others of a less medically serious nature are categorized as "non-malignant". We are currently defending approximately 12 "malignant" claims and approximately 504 "non-malignant" claims. We and our insurers are vigorously defending these actions.

We have various insurance policies and agreements that provide coverage of the costs to remediate environmental sites and for the defense and settlement of bodily injury cases. These policies and agreements are primarily with two insurance companies. During the second quarter of fiscal year 2009 the AM Best credit rating for the underwriter providing the coverage for the Harbor Island Superfund Site was reduced from A+ (Superior) to A (Excellent). The primary underwriter for bodily injury cases maintains an A+ (Superior) rating. Based upon the current credit rating of both of these companies, we anticipate that both parties will be able to perform under the policy or agreement.

As of September 28, 2008, we have recorded a bodily injury liability reserve of $5.2 million and a bodily injury insurance receivable of $3.8 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $5.4 million and $4.0 million, respectively, at March 30, 2008. These bodily injury liabilities and receivables are classified within our Consolidated Balance Sheet as environmental and other reserves, and insurance receivables, respectively.

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

We have cumulatively paid approximately $0.9 million and $0.9 million in claims through September 28, 2008 and March 30, 2008, respectively, which have been charged against the reserve.

Other Contingencies

We previously reported that we received notice from the DCAA questioning the reasonableness of a payment to one of our subcontractors on the 2005 dPIA of the aircraft carrier USS John C. Stennis. During the first quarter of our fiscal year 2009 the DCAA issued its final report disapproving $3.1 million of costs related to payments made to the subcontractor and costs incurred by us to perform work which was contracted to the subcontractor. The Navy contracting officer then issued the decision to disallow the costs and withhold the above stated amount from payments due on our current contracts with the Navy. In response, we filed a Request for Equitable Adjustment ("REA") with the Navy contracting officer to allow the $3.1 million in incurred costs. In the event of an unfavorable decision on our REA we will file an appeal to the Armed Services Board of Contract Appeals or directly to federal court. We established a reserve for this item in the amount of $3.1 million and booked the resulting transaction as a reduction in revenue in the first quarter of fiscal year 2009. The Navy subsequently collected the entire amount in the second quarter of fiscal year 2009 through the non-payment of other outstanding project receivables. During the 2005 availability on the carrier, we subcontracted the painting of the hull which proved more difficult than anticipated due in part to the Government limiting access to the hull in the sequence proposed by the subcontractor. The required change in plan resulted in significant overruns in the cost to complete the paint item. We reached a negotiated agreement with the subcontractor resulting in a contract modification issued by the Navy's contracting officer under the cost type contract. The DCAA, in a 2007 audit, challenged both the allowability of the payment by us to the subcontractor and additional costs incurred by us on the paint item.

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

5. COMPREHENSIVE INCOME

We reported comprehensive income of $1.87 million for the quarter ended September 28, 2008, which primarily consisted of net income of $1.86 million and a $0.01 million unrealized gain on available-for-sale securities. For the six months ended September 28, 2008 we reported comprehensive income of $0.54 million, which consisted of net income of $0.53 million and a $0.01 million unrealized gain on available-for-sale securities.

For the second quarter of fiscal 2008 ended September 30, 2007, we reported a comprehensive loss of $0.24 million, which consisted of a net loss of $0.29 million and an unrealized gain on available-for-sale securities of $0.05 million. For the first half of fiscal year 2008, we reported comprehensive income of $0.23 million, which consisted of net income of $0.18 million and an unrealized gain on available-for-sale securities of $0.05 million.

6. NET INCOME PER SHARE

The following table represents the calculation of net income per common equivalent share - diluted.

32,000 units of Stock Appreciation Rights ("SSARs") were excluded from the calculations for the six month period ended September 28, 2008 because their affect would be anti-dilutive.

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

The remaining future compensation costs relating to unvested stock-settled appreciation rights ("SSARs") and stock grants as of September 28, 2008 is $0.5 million, which will be recognized over a weighted average of 3.8 years, inclusive of estimated forfeitures. The stock compensation costs are being amortized on a straight-line basis over the requisite service period. The costs associated with our share-based plans are included in general and administrative expense.

During the first quarter of fiscal year 2009, pursuant to the Todd Shipyards Corporation 2003 Incentive Stock Option Plan ("2003 Plan"), we granted a total of 9,600 Restricted Stock Units ("RSUs") to our Officers effective July 1, 2008. The fair value of these was $14.48 per share based on the market value of the grant date. The grants vest over five years annually based on continued service through July 1, 2013. The forfeiture rate assumed on these units is zero. We assume that the Officers will continue service until their units vest. We consider the achievement of the underlying performance to be probable.

During the first quarter of fiscal year 2009, pursuant to the 2003 Plan, we granted 16,000 units of performance award shares under the 2003 Plan in the form of SSARs to our Officers. The SSARs vest ratably on continued service through July 1, 2011 and expire on July 1, 2013. The forfeiture rate assumed on these units is zero. We assume that the Officers will continue service until their units vest. We consider the achievement of the underlying performance criteria to be probable.

During the first quarter of fiscal year 2009, pursuant to our 2003 Plan, we granted 5,250 RSUs to our Board of Directors with restrictions that lapse by month through July 13, 2011, based on continued service. The fair value was $14.12 based on the grant date. The forfeiture rate assumed on these units is zero. We assume that the Directors will continue service until their units vest. We consider the achievement of the underlying performance to be probable.

During the six-month period ended September 30, 2007, pursuant to the 2003 Plan, we granted a total of 6,000 RSUs to members of our Board of Directors with restrictions that lapse monthly through August 22, 2010 based on continued service. The fair value of these was $21.98 based on the market value at the grant date. As of June 29, 2008, we had $0.1 million unrecognized compensation expense for RSUs granted to our Directors. We further granted a total of 16,000 RSUs to our Officers. The restrictions on the grants lapse on an annual basis over the required service period through July 1, 2012. The fair value of these was $21.02 based on the market value at the grant date. The forfeiture rate assumed on these units is zero. We assume the Board members and Officers will continue service until their units vest.

Determining Fair Value - We calculated the fair value of the above mentioned SSARs using the Black-Scholes pricing model. We then amortize the fair value on a straight-line basis over the requisite vesting period of the awards. The following assumptions were used to compute fair value of the stock options granted for the period ended September 28, 2008.

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

Union Pension Plans - Operating Shipyard - We participate in several multi-employer defined benefit and/or defined contribution pension plans, which provide benefits to our collective bargaining employees. The expense under these plans totaled $0.5 million and $0.7 million for the quarters ended September 28, 2008 and September 30, 2007, respectively.

Additional Cash Flow Information - In previous periods, the well-funded status of the pension plan both eliminated the need for additional contributions by us and covered the costs of our post-retirement medical plan through provisions of Section 401(h) of the Internal Revenue Code.  We cannot assure that the pension plan will remain sufficiently over-funded to preclude additional contributions by us or to continue our past practice of using pension plan assets to fund the costs of our post-retirement medical plan under Section 401(h) of the Internal Revenue Code.

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

In June 2006, the FASB issued an interpretation of SFAS 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48, "Accounting for Uncertainty in Income Taxes", prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

There were no unrecognized tax benefits under FIN 48 as of September 28, 2008 or March 30, 2008.

No interest or penalties were recognized during the three and six month periods ended September 28, 2008. We have adopted a policy whereby penalties incurred in connection with tax matters will be classified as general and administrative expenses, and interest assessments incurred in connection with tax matters will be classified as interest expense.

Tax years that remain open for examination by federal taxing authorities include 2004, 2005, 2006, 2007 and 2008.

10. LEASING ACTIVITIES

Lease Income and Lease Expense

During the quarter ended September 28, 2008, we entered into a 10 year lease with a tenant for a combination of shop and office space in a building on our Seattle shipyard site.  Subject to certain provisions of the lease, the tenant has options to lease additional space from us, terminate the lease earlier than 10 years or extend the lease for an additional 5 year term.  The gross rents payable under the lease over ten years net of improvement costs are estimated to be $2.6 million.

We entered into an agreement on January 9, 2006 for the lease of certain facilities and provision of related services to Kiewit-General in connection with the construction of the Hood Canal Floating Bridge.

Lease income and lease expenses from all facility rentals have been reported separately due to the materiality of the income and expenses associated with this lease. We recorded lease income of $1.1 million and related lease expenses of $0.2 million for the second quarter 2009.

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

Our total purchase price of $8.4 million consisted of the following components:

Certain aspects of the purchase price and purchase price allocations are preliminary and have been made using initial estimates. These estimates are the responsibility of management. Adjustments of the purchase price may be made in accordance with the terms of the Purchase Agreement. In addition, finalization of these initial estimates may result in adjustments to the allocation of the purchase price if the adjustments are determined within one year of the purchase date. In accordance with the terms of the Purchase Agreement dated January 19, 2008, $0.8 million has been held in escrow as of September 28, 2008, and will be released to Todd or to the seller as specified in the Purchase Agreement terms.

We made cash payments of $7.9 million for the six months ended September 28, 2008. This included acquisition costs of $7.1 million and escrow deposits of $0.8 million.

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

The related amortization expense reflected in our income statement was $0.1 million for the quarter ending September 28, 2008 and $0.0 million for the quarter ending September 30, 2007, respectively. We expect the annual amortization expense for intangible assets to be $0.3 million for each of the next five years.

12. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

As of September 29, 2008 and March 30, 2008 our cash, cash equivalents, and marketable securities primarily consisted of cash, government and government agency securities, money market funds and other investment grade securities. Such amounts are recorded at fair value.

Effective April 1, 2008, we adopted SFAS 157, which clarified the definition of fair value, prescribes methods of measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

Level 1 Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 Valuations based on observable inputs other than quoted prices included in Level 1, such quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonable available assumptions made by other market participants. These valuations require significant judgment.

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as of September 28, 2008:

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

We currently hold a Multi-Ship/Multi-Option cost-type contract ("CVN contract") for the non-nuclear repair work on the aircraft carriers home ported or stationed in Puget Sound. We were first awarded the CVN contract in 1999 and will complete our second five year contract during the third quarter of fiscal year 2009. During the second quarter of fiscal year 2009, we were awarded a new five-year contract to continue our work on the aircraft carriers through 2013.

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

In November 2007, the Secretary of the Washington State Department of Transportation ("Secretary") announced the retirement of the four Steel Electric class ferries that provided the only auto ferry service between Port Townsend and Keystone Harbor. The Secretary cited safety concerns as the deciding factor to retire the boats. In a press conference held at our Seattle facility after the signing of the contract between Todd Pacific and WSF for the 144 auto ferries (discussed above), the Governor announced that she intended to seek the legislation necessary to construct up to three replacement 50-car ferries to be used between Port Townsend and Keystone Harbor. She further announced her intent to have the boats built in Washington State. Enabling legislation was passed by the Legislature and was signed into law by the Governor on February 14, 2008. A request for proposal ("RFP") for three 50-car ferries was issued by WSF and then amended to one 50-car ferry. We answered the RFP and were the sole bidder on the project, bidding approximately $26 million compared to an Engineer's Estimate of $16.9 million. WSF ultimately cancelled the RFP citing complaints from riders over the limited size of the ferry and announced its intention to advertise for bids to Washington State shipyards for the construction of two other larger ferries. WSF issued a RFP in September for the construction of two and possibly three new ferries. Subsequently, WSF amended the RFP to build one and possibly two new ferries. The current bid date is November 13, 2008. There can be no assurance that WSF will build any ferries nor is there any assurance that we will be a successful participant in this RFP.

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

Revenue - Our second quarter 2009 revenues of $28.6 million reflects a $1.4 million (5%) increase from the same period last fiscal year. The quarter to quarter increase largely results from higher ship repair volumes. Cost-type and firm fixed price work each increased 8% from the second quarter of fiscal year 2008 to the second quarter of fiscal year 2009, while work under time and material contracts decreased by 57%. We previously reported that we received a notice from DCAA questioning the reasonableness of a payment to one of our subcontractors for work performed on the aircraft carrier USS John C. Stennis in fiscal year 2005. We established a reserve for this item in the amount of $3.1 million and booked the resulting transaction as a reduction in revenue in the first quarter of fiscal year 2009. The Navy subsequently collected the entire amount in the second quarter of fiscal year 2009 through the non-payment of other outstanding project receivables. We continue to believe that the costs were legitimate and filed a Request for Equitable Adjustment with the Navy contracting officer. Any adverse ruling by the contracting officer will be appealed to the Armed Services Board of Contract Appeals or directly to Federal Court.

Revenue for the first six months of fiscal year 2009 was $46.8 million, which reflects a $16.9 million, or 27% decrease from the same period in fiscal year 2008. The year to date decrease largely results from lower non-Navy ship repair volumes.

The ship repair business consists of individual and short duration repair events, some of which are exercised by the Government under its various multi-ship, multi-option contracts. Consequently, operating results for any period presented are not necessarily indicative of results that may be expected in any other period.

Cost of Revenue - Cost of revenue during the second quarter of fiscal year 2009 was $19.7 million, or 69% of revenue. Cost of revenue during the second quarter of fiscal year 2008 was $20.2 million, or 74% of revenue. The decrease in the cost of revenue in the second quarter of fiscal year 2009 is primarily attributable to a change in volumes versus the same period in the prior year. The decrease in the cost of revenue as a percentage of revenue in fiscal year 2009 is primarily driven by a quarter-on-quarter increase in the relative profitability of work performed in fiscal year 2009.

Cost of revenue during the first six months of fiscal year 2009 was $33.1 million, or 71% of revenue. During the comparable period in fiscal year 2008, cost of revenue was $48.2 million, or 76% of revenue. Decreases in the cost of revenue and the cost of revenue as a percentage of revenue in the first six months of fiscal 2009 versus the prior year are primarily attributable to the increase in the relative profitability of work performed in fiscal year 2009.

Administrative and Manufacturing Overhead Expense - Overhead costs for administrative and manufacturing activities were $7.4 million, or 26% of revenue, for the second quarter of fiscal year 2009. During the same period of fiscal year 2008, administrative and manufacturing overhead costs were $8.5 million, or 31% of revenue. The $1.1 million decrease in administrative and manufacturing overhead is attributable to the volume decrease in the second quarter of fiscal year 2009 and cost containment measures implemented by us in the current fiscal year.

Administrative and manufacturing overhead costs for the first six months of fiscal year 2009 were $15.1 million, or 32% of revenue. During the same period of fiscal year 2008, administrative and manufacturing overhead costs were $17.6 million, or 28% of revenue. The $2.5 million decrease is the result of lower volumes during the first six months of fiscal year 2009 versus the same period in the prior year and cost containment measures mentioned above. But for the need to establish the $3.1 million revenue reserve (discussed above) in the first quarter of fiscal year 2009, the administrative and manufacturing overhead expense as a percentage of revenue in fiscal year 2009 would have been 30%.

Investment & Other Income - Investment and other income (including gain/(loss) on available-for-sale securities) was $1.2 million for the second quarter of fiscal year 2009 and $2.2 million for the six months ended September 28, 2008. During the same periods in fiscal year 2008 investment and other income was $1.0 million and $2.3 million, respectively. Investment and other income in fiscal years 2009 and 2008 has been impacted favorably by contracts to lease certain facilities and provide related services to Kiewit-General in connection with their construction of the Hood Canal Floating Bridge.

Income Taxes - Our effective income tax rate was 34% in the second quarters of both fiscal year 2009 and 2008. In the second quarter of fiscal 2009 we recorded $0.9 million of expense associated with federal income tax. During the same period in fiscal 2008 we recorded $0.1 million in federal income tax benefit.

Our effective income tax rate was 34% in the first half of both fiscal years 2009 and 2008. We recorded $0.3 million in federal tax expense in the first half of fiscal year 2009, and $0.1 million in federal income tax expense in the first half of fiscal year 2008.

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

Working Capital

Working capital at September 28, 2008 was $26.7 million, a decrease of $4.8 million, or 15%, from the working capital reported at the end of fiscal year 2008. The overall decrease is due to a decrease in cash of $9.7 million, primarily due to the cash outlay for the acquisition of Everett. Accounts receivable decreased $1.5 million, accounts payable decreased $0.8 million and sales in excess of billings increased $3.2 million, primarily due to the timing of work and the conclusion of several large fixed price projects in the first half of fiscal year 2009.

Capital Expenditures

Capital expenditures of $0.3 million for the second quarter and $0.5 million for the first six months of fiscal year 2009 were attributable to planned improvements to the Seattle shipyard facility. These capital expenditures were offset by a favorable determination by the Washington State Department of Revenue regarding sales tax that was previously capitalized with the construction costs for a pier trestle, which resulted in a $0.2 million decrease of the total capitalized cost for the pier trestle.

Credit Facility

Shortly after the end of fiscal year 2006, we re-negotiated certain terms of our $10.0 million revolving credit facility. As of September 28, 2008, we have a letter of credit outstanding of $0.5 million, reducing our available credit facilities to $9.5 million. The credit facility, which is renewable on an annual basis, provides us with greater flexibility in funding our operational cash flow needs. Borrowings on the line of credit have an interest rate, at management's discretion, of either the prime rate or LIBOR rate plus 1.5%. Furthermore, we have certain financial debt covenants that it must meet in order to maintain this line of credit. We are in compliance with all debt covenants and had no outstanding borrowings as of September 28, 2008 and March 30, 2008, respectively.

Dividends

On June 20, 2008 and on September 22, 2008 we paid dividends of five cents ($0.05) per share to all shareholders of record as of June 5, 2008 and September 5, 2008, respectively. The cumulative amount of dividends paid on a year-to-date basis as of September 28, 2008 was $0.6 million. Our Board of Directors announced a dividend of five cents ($0.05) per share to be paid on December 23, 2008 to all shareholders of record as of December 8, 2008.

RESERVES AND OTHER CONTINGENCIES

As reflected in the balance sheet and discussed in Note 4 to the financial statements, we have provided total aggregate reserves of $11.1 million at September 28, 2008 for our contingent environmental and bodily injury liabilities. As of March 30, 2008, we had recorded aggregate reserves of $11.4 million. All of the decrease from the prior period bodily injury liabilities relates to the settlement of bodily injury claims. Due to the complexities and extensive history of our environmental and bodily injury matters, the amounts and timing of future expenditures are uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on our financial position, cash flows or results of operations.

We have various insurance policies and agreements that provide coverage of the costs to remediate environmental sites and for the defense and settlement of bodily injury cases. These policies and agreements are primarily with two insurance companies. During the second quarter of fiscal year 2009 the AM Best credit rating for the underwriter providing the coverage for the Harbor Island Superfund Site was reduced from A+ (Superior) to A (Excellent) as of the quarter ended September 28, 2008. The primary underwriter for bodily injury cases maintains an A+ (Superior) rating as of the quarter ended September 28, 2008. Based upon the current credit rating of both of these companies, we anticipate that both parties will be able to perform under the policy or agreement.

As of September 28, 2008, we have recorded aggregate assets of $8.9 million related to our reserves for environmental and bodily injury liabilities. As of March 30, 2008, we recorded aggregate assets of $9.1 million. These assets reflect receivables under contractual arrangements with the insurance companies to share costs for certain environmental and other matters, as well as amounts deposited to securitize certain remediation activities. Amounts recoverable from insurance companies are recorded within our Consolidated Balance Sheets as insurance receivables and, in the case of reimbursements currently due, as a current asset. Amounts held in security deposits are recorded within our Consolidated Balance Sheets as restricted cash.

We previously reported that we received notice from the DCAA questioning the reasonableness of a payment to one of our subcontractors on the 2005 dPIA of the aircraft carrier USS John C. Stennis. During the first quarter of our fiscal year 2009 the DCAA issued its final report disapproving $3.1 million of costs related to payments made to the subcontractor and costs incurred by us to perform work which was contracted to the subcontractor. The Navy contracting officer then issued the decision to disallow the costs and withhold the above stated amount from payments due on our current contracts with the Navy. In response, we filed a Request for Equitable Adjustment ("REA") with the Navy contracting officer to allow the $3.1 million in incurred costs. In the event of an unfavorable decision on our REA we will file an appeal to the Armed Services Board of Contract Appeals or directly to federal court. We established a reserve for this item in the amount of $3.1 million and booked the resulting transaction as a reduction in revenue in the first quarter of fiscal year 2009. The Navy subsequently collected the entire amount in the second quarter of fiscal year 2009 through the non-payment of other outstanding project receivables. During the 2005 availability on the carrier, we subcontracted the painting of the hull, which proved more difficult than anticipated due in part to the Government limiting access to the hull in the sequence proposed by the subcontractor. The required change in plan resulted in significant overruns in the cost to complete the paint item. We reached a negotiated agreement with the subcontractor resulting in a contract modification issued by the Navy's contracting officer under the cost type contract. The DCAA, in a 2007 audit, challenged both the allowability of the payment by us to the subcontractor and additional costs incurred by us on the paint item.

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

BACKLOG

At September 28, 2008 our firm shipyard backlog consisted of approximately $35.5 million of repair and overhaul work. Our backlog at March 30, 2008 was approximately $12.0 million. The increase in the backlog of work at the end of the first half of fiscal year 2009 is primarily due to the timing of commercial repair projects.

LABOR RELATIONS

During the third quarter of fiscal year 2009 we completed our negotiations for a new collective bargaining agreement with the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards). The five-year agreement ratified by our workforce provides for an average increase in wages and benefits of 4.5% per year with an expiration date of July 31, 2013. We believe our relationship with our labor unions is stable.

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

No. 99.1	Press Release dated November 6, 2008 announcing financial results for our quarterly period ended September 28, 2008 (furnished herewith)*

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
November 6, 2008