Form 10-Q
period 2008-12-28
TODD SHIPYARDS CORP
filed 2009-02-05
CIK 98537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 28, 2008.

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

There were 5,766,071 shares of the corporation's $0.01 par value common stock outstanding at February 5, 2009.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Periods ended December 28, 2008 and December 30, 2007
(in thousands of dollars, except per share data)

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS
Balances as of December 28, 2008 and March 30, 2008
(in thousands of dollars, except per share data)

12/28/08	03/30/08	
ASSETS			
Cash and cash equivalents	$ 5,901	$ 12,600	
Securities available-for-sale	13,095	10,655	
Accounts receivable			
U.S. Government	4,584	5,259	
Other	11,412	4,480	
Costs and estimated profits in excess of billings on incomplete contracts	12,289	10,945	
Inventory	1,625	1,580	
Insurance receivable	217	217	
Other current assets	5,122	4,682	(1)
Deferred taxes	480	526	
Total current assets	54,725	50,944	
Property, plant and equipment, net	32,543	30,161	
Restricted cash	3,398	3,783	
Deferred pension assets	16,183	17,052	
Insurance receivable	8,766	8,850	
Intangible assets, net	1,961	-	
Goodwill	1,119	-	
Other long-term assets	1,688	1,816	
Total assets	$ 120,383	$ 112,606	
LIABILITIES AND STOCKHOLDERS' EQUITY			
Accounts payable and accruals	$ 10,488	$ 8,537	
Reserves for contract loss	27	182	
Accrued payroll and related liabilities	1,609	2,002	
Billings in excess of costs and estimated profits on incomplete contracts	8,029	3,717	
Environmental and other reserves	217	217	
Taxes payable other than income taxes	911	1,615	
Income taxes payable	1,489	430	(1)
Total current liabilities	22,770	16,700	
Environmental and other reserves	11,048	11,187	
Accrued post retirement health benefits	8,726	9,504	
Deferred taxes	4,054	4,061	
Other non-current liabilities	2,388	2,358	
Total liabilities	48,986	43,810	
Stockholders' equity			
Common stock $.01 par value, authorized 19,500,000 shares, issued 11,828,305 shares at December 28, 2008 and March 30, 2008, and outstanding 5,766,071 shares at December 28, 2008 and 5,757,621 shares at March 30, 2008	118	118	
Paid-in capital	38,631	38,537	
Retained earnings	79,606	77,330	(1)
Accumulated other comprehensive loss	(3,031)	(3,201)	
Treasury stock (6,062,234 shares at December 28, 2008 and 6,070,684 shares at March 30, 2008)	(43,927)	(43,988)	
Total stockholders' equity	71,397	68,796	
Total liabilities and stockholders' equity	$ 120,383	$ 112,606	

(1) Revised. See note 13 of Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Periods ended December 28, 2008 and December 30, 2007
(in thousands of dollars)

Nine Months Ended	
	12/28/08	12/30/07
OPERATING ACTIVITIES		
Net income	$ 3,139	$ 3,048
Adjustments to reconcile net income to net cash provided by operating activities		
Depreciation and amortization	3,361	3,468
Gain on disposal of fixed assets	(18)	-
Gain on available-for-sale securities	(30)	(45)
Deferred pension cost	869	181
Post retirement health benefits	(778)	(678)
Deferred income taxes	39	475
Stock-based compensation	94	75
Decrease/(increase) in operating assets and liabilities		
Accounts receivable	(5,375)	1,816
Costs and estimated profits in excess of billings on incomplete contracts	(660)	137
Inventory	(20)	34
Insurance receivable	84	289
Other assets	(605)	93
Accounts payable and accruals	1,508	(4,795)
Accrued payroll and related liabilities	(393)	147
Contract loss reserve	(155)	(1,104)
Billings in excess of costs and estimated profits on incomplete contracts	4,312	1,968
Environmental and other reserves	(139)	(451)
Income taxes	1,059	(831)
Other liabilities	(498)	(479)
Net cash provided by operating activities	5,794	3,348
INVESTING ACTIVITIES		
Purchases of marketable securities	(10,614)	(2,161)
Sales of marketable securities	2,001	64
Maturities of marketable securities	6,426	2,500
Proceeds from disposal of fixed assets	6	-
Capital expenditures	(1,947)	(2,519)
Payments for acquisition	(7,948)	-
Net cash used in investing activities	(12,076)	(2,116)
FINANCING ACTIVITIES		
Restricted cash	385	(214)
Proceeds from exercise of stock options	61	-
Dividends paid on common stock	(863)	(1,692)
Net cash used in financing activities	(417)	(1,906)
Net decrease in cash and cash equivalents	(6,699)	(674)
Cash and cash equivalents at beginning of period	12,600	2,908
Cash and cash equivalents at end of the period	$ 5,901	$ 2,234
SUPPLEMENTAL DISCLOSURE		
Cash paid for income taxes	705	1,980

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

1. BASIS OF PRESENTATION

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are included in the interim financial statements. Certain financial information that is required in the annual financial statements and prepared in accordance with accounting principles generally accepted in the United States of America may not be required for interim financial reporting purposes and may have been condensed or omitted. Our results of operations for the three and nine month periods ended December 28, 2008 are not necessarily indicative of the operating results for the full year. Our interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2008 Annual Report on Form 10-K.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in accordance with accounting principals generally accepted in the United States of America and expands disclosures about fair value measurements. For financial assets and liabilities, SFAS 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. See "Note 12 - Cash, Cash Equivalents, and Marketable Securities" for further discussion. In February 2008, the Financial Accounting Standards Board ("FASB") issued Staff Position (FSP) 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 is effective for us beginning March 30, 2009.

Those assets and liabilities measured at fair value under SFAS 157 in the first three quarters of fiscal year 2009 did not have a material impact on our consolidated financial statements. In accordance with FSP 157-2, we will measure the remaining assets and liabilities no later than the first quarter of fiscal year 2010, and we are currently evaluating any impact on our consolidated financial statements.

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

The agreement provides coverage for the known liabilities in an amount not to exceed the policy limits. As of December 28, 2008 these limits exceed our current booked reserves of approximately $5.0 million. Included in the reserves are sediment remediation costs for Harbor Island of $0.2 million that are expected to occur in the next 12 months. These costs are reflected in our balance sheet under current liabilities. Likewise, the insurance receivable of $0.2 million relating to these reserves is reflected in our balance sheet under current assets.

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

Other Environmental Sites

The Port of Tacoma, Washington filed a civil action against us during the fourth quarter of fiscal year 2008 in the United States District Court (Western District of Washington in Tacoma) for contribution under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA," commonly known as the "Superfund") and the Washington State Model Toxics Control Act ("MTCA"). We previously disclosed our involvement with the CERCLA and MTCA remediation efforts in the Hylebos Waterway of Commencement Bay in Tacoma, Washington and subsequent natural resources assessment by the statutorily named trustees ("Trustees"). A former subsidiary of ours operated a shipbuilding operation on the Hylebos Waterway under contract to the United States Navy during World War II. The contract between our subsidiary and the Navy for the operation of the shipyard site included an indemnification clause flowing from the United States Navy to our subsidiary. We have tendered any potential liability to the United States Navy pursuant to this contract. We have not had a presence at the site since 1946. We have further taken the position with the EPA and the Trustees that any potential liability that we may have had for the site was discharged in our 1987 filing under Chapter 11 of the United States bankruptcy code. The EPA did not name us as a potentially responsible party nor have the Trustees filed a claim against us for natural resource damages. The Trustees filed a claim against the United States Navy for natural resources damages caused by the Government. The Trustees and the United States Navy have entered into a consent decree resolving the claim, releasing the United States Navy from further liability in connection with the site. We appeared at the consent decree hearing in United States District Court in Tacoma, Washington in October 2007 to protect our indemnification agreement with the United States Navy. The judge approved entry of the consent decree but also ruled that the consent decree would not operate to relieve the United States Navy from any contractual indemnification obligations it may owe us. We have included our current best estimate of this potential liability in our environmental reserve and will continue to analyze this exposure as we continue discovery in this litigation.

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

The cases generally include as defendants, in addition to us, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. We assess claims as they are filed and as the cases develop, analyzing them in two different categories based on severity of illness. Based on current fact patterns, certain diseases including mesothelioma, lung cancer and fully developed asbestosis are categorized by us as "malignant" claims. All others of a less medically serious nature are categorized as "non-malignant". We are currently defending approximately 14 "malignant" claims and approximately 511 "non-malignant" claims. We, and our insurers, are vigorously defending these actions.

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

As of December 28, 2008, we have recorded a bodily injury liability reserve of $5.3 million and a bodily injury insurance receivable of $3.9 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $5.4 million and $4.0 million, respectively, at March 30, 2008. These bodily injury liabilities and receivables are classified within our Consolidated Balance Sheet as environmental and other reserves, and insurance receivables, respectively.

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

We have cumulatively paid approximately $0.9 million and $0.9 million in claims through December 28, 2008 and March 30, 2008, respectively, which have been charged against the reserve.

Other Contingencies

We previously reported that we received notice from the Defense Contract Audit Agency ("DCAA") questioning the reasonableness of a payment to one of our subcontractors on the 2005 dPIA of the aircraft carrier USS John C. Stennis. During the first quarter of our fiscal year 2009 the DCAA issued its final report disapproving $3.1 million of costs related to payments made to the subcontractor and costs incurred by us to perform work which was contracted to the subcontractor. The Navy contracting officer then issued the decision to disallow the costs and withhold the above stated amount from payments due on our current contracts with the Navy. In response, we filed a Request for Equitable Adjustment ("REA") with the Navy contracting officer to allow the $3.1 million in incurred costs. In the event of an unfavorable decision on our REA we will file an appeal to the Armed Services Board of Contract Appeals or directly to federal court. We established a reserve for this item in the amount of $3.1 million and booked the resulting transaction as a reduction in revenue in the first quarter of fiscal year 2009. The Navy collected the entire amount in the second quarter of fiscal year 2009 through the non-payment of other outstanding project receivables. We continued to meet with the Navy in the third quarter of 2009 and the Navy agreed to return the $3.1 million while they considered our REA. We agreed to supply additional information to the Navy to assist in the resolution of the REA which we have now accomplished. We re-billed the Navy for the $3.1 million outstanding and the Navy paid the invoices in the third quarter of fiscal year 2009. There are no assurances that the Navy will agree with our REA. Our current financial statements continue to reflect a reserve for the $3.1 million at issue.

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

5. COMPREHENSIVE INCOME

We reported comprehensive income of $2.8 million for the quarter ended December 28, 2008, which consisted of net income of $2.6 million and a $0.2 million unrealized gain on available-for-sale securities. For the nine months ended December 28, 2008 we reported comprehensive income of $3.3 million, which consisted of net income of $3.1 million and a $0.2 million unrealized gain on available-for-sale securities.

For the third quarter of fiscal 2008 ended December 30, 2007, we reported comprehensive income of $2.9 million, which consisted of net income of $2.9 million. For the first nine months of fiscal year 2008, we reported comprehensive income of $3.1 million, which consisted of net income of $3.0 million and an unrealized gain on available-for-sale securities of $0.1 million.

6. NET INCOME PER SHARE

The following table represents the calculation of net income per common equivalent share - diluted.

32,000 units of Stock Appreciation Rights ("SSARs") were excluded from the calculations for the three month and nine month period ended December 28, 2008 because their affect would be anti-dilutive.

7. STOCK COMPENSATION EXPENSE

We account for stock compensation associated with the restricted stock awards, restricted stock grant agreements and performance share awards under the recognition and measurement principles of FASB Statement 123R, "Shared-Based Payment", which requires estimating the compensation cost for all stock based awards at fair value on the date of the grant and recognition of compensation over the service period for awards expected to vest. We estimated the fair value of stock-based awards using the Black-Scholes option pricing model. We are amortizing the fair value on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. As required by FAS 123R, we estimated future forfeitures and are recognizing compensation costs only for those equity awards expected to vest. Estimating the percentage of stock awards that will ultimately vest requires judgment. We will record such amounts prospectively as an increase or decrease in stock-based compensation in the period we revise the estimates, to the extent that actual results or updated estimates differ from our current estimates. We consider many factors when estimating expected forfeitures, including historical voluntary terminations. Actual results, and future changes in estimates, may differ substantially from our current estimates.

The remaining future compensation costs relating to unvested stock-settled appreciation rights ("SSARs") and stock grants as of December 28, 2008 is $0.5 million, which will be recognized over a weighted average of 3.3 years, inclusive of estimated forfeitures. The stock compensation costs are being amortized on a straight-line basis over the requisite service period. The costs associated with our share-based plans are included in general and administrative expense.

During the second quarter of fiscal year 2009, pursuant to the Todd Shipyards Corporation 2003 Incentive Stock Option Plan ("2003 Plan"), we granted a total of 9,600 Restricted Stock Units ("RSUs") to our Officers effective July 1, 2008. The fair value of these was $14.48 per share based on the market value of the grant date. The grants vest over five years annually based on continued service through July 1, 2013. The forfeiture rate assumed on these units is zero. We assume that the Officers will continue service until their units vest. We consider the achievement of the underlying performance to be probable.

During the second quarter of fiscal year 2009, pursuant to the 2003 Plan, we granted 16,000 units of performance award shares under the 2003 Plan in the form of SSARs to our Officers. The SSARs vest ratably on continued service through July 1, 2011 and expire on July 1, 2013. The forfeiture rate assumed on these units is zero. We assume that the Officers will continue service until their units vest. We consider the achievement of the underlying performance criteria to be probable.

During the second quarter of fiscal year 2009, pursuant to our 2003 Plan, we granted 5,250 RSUs to our Board of Directors with restrictions that lapse by month through July 13, 2011, based on continued service. The fair value was $14.12 based on the grant date. The forfeiture rate assumed on these units is zero. We assume that the Directors will continue service until their units vest. We consider the achievement of the underlying performance to be probable.

During the nine-month period ended December 30, 2007, pursuant to the 2003 Plan, we granted a total of 6,000 RSUs to members of our Board of Directors with restrictions that lapse monthly through August 22, 2010 based on continued service. The fair value of these was $21.98 based on the market value at the grant date. As of June 29, 2008, we had $0.1 million unrecognized compensation expense for RSUs granted to our Directors. We further granted a total of 16,000 RSUs to our Officers. The restrictions on the grants lapse on an annual basis over the required service period through July 1, 2012. The fair value of these was $21.02 based on the market value at the grant date. The forfeiture rate assumed on these units is zero. We assume the Board members and Officers will continue service until their units vest. We consider the achievement of the underlying performance to be probable.

Determining Fair Value - We calculated the fair value of the above mentioned SSARs using the Black-Scholes pricing model. We then amortize the fair value on a straight-line basis over the requisite vesting period of the awards. The following assumptions were used to compute fair value of the stock options granted for the period ended December 28, 2008.

8. PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Pension Plan - We sponsor the Todd Shipyards Corporation Retirement System (the "Retirement System"), a non-contributory defined benefit plan under which non-union employees are covered. The benefits are based on years of service and the employee's compensation before retirement. Our funding policy is to fund such retirement costs as required to meet allowable deductibility limits under current Internal Revenue Service regulations. The Retirement System plan assets consist principally of common stocks and Government and corporate obligations. As of April 10, 2007, new employees are not eligible to enter the plan. Under a provision of the Omnibus Budget Reform Act of 1990 ("OBRA '90") we expect to transfer the maximum allowable by law in excess pension assets from the Retirement System into a fund to pay fiscal year 2009 retiree medical benefit expenses. OBRA '90 was modified by the Work Incentives Improvement Act of 1999 and subsequently updated April 10, 2004 by the Pension Funding Equity Act (HR-3108) to extend annual excess asset transfers through the fiscal year ending March 30, 2014.

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

Union Pension Plans - Operating Shipyard - We participate in several multi-employer defined benefit and/or defined contribution pension plans, which provide benefits to our collective bargaining employees. The expense under these plans totaled $0.5 million and $0.9 million for the quarters ended December 28, 2008 and December 30, 2007, respectively.

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

There were no unrecognized tax benefits under FIN 48 as of December 28, 2008 or March 30, 2008.

No interest or penalties were recognized during the three and nine month periods ended December 28, 2008. We have adopted a policy whereby penalties incurred in connection with tax matters will be classified as general and administrative expenses, and interest assessments incurred in connection with tax matters will be classified as interest expense.

Tax years that remain open for examination by federal taxing authorities include 2006, 2007 and 2008.

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

We recorded lease income of $1.1 million and related lease expenses of $0.1 million for the third quarter of fiscal year 2009.

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

Our total purchase price of $8.4 million consisted of the following components:

Certain aspects of the purchase price and purchase price allocations are preliminary and have been made using initial estimates. These estimates are the responsibility of management. Adjustments of the purchase price may be made in accordance with the terms of the Purchase Agreement. In addition, finalization of these initial estimates may result in adjustments to the allocation of the purchase price if the adjustments are determined within one year of the purchase date. In accordance with the terms of the Purchase Agreement dated January 19, 2008, $0.8 million has been held in escrow as of December 28, 2008, and will be released to Todd or to the seller as specified in the Purchase Agreement terms.

We have made cash payments of $7.9 million for the nine months ended December 28, 2008. This included acquisition costs of $7.1 million and escrow deposits of $0.8 million.

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

The related amortization expense reflected in our income statement was $0.1 million for the quarter ending December 28, 2008 and $0.0 million for the quarter ending December 30, 2007, respectively. The related amortization expense reflected in our income statement was $0.2 million for the nine month period ended December 28, 2008 and $0.0 million for the nine month period ended December 31, 2007. We expect the annual amortization expense for intangible assets to be $0.3 million for each of the next five years.

12. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

As of December 28, 2008 and March 30, 2008 our cash, cash equivalents, and marketable securities primarily consisted of cash, government and government agency securities, money market funds and other investment grade securities. Such amounts are recorded at fair value.

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

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as of December 28, 2008:

13. CORRECTION OF PRIOR PERIOD MISSTATEMENTS

During the current quarter ended December 28, 2008, we discovered an error in how we reported several funds that were held by one of our health insurance carriers. These funds are held in a premium stabilization fund account (the "PSF Account") and an incurred but not reported claims reserve account (the "IBNR Reserve"). Although these funds were not previously reported on our balance sheet, management has determined that they are reportable assets and that their value should be included in our consolidated financial statements and would have reduced our past insurance expenses.

Accordingly, management has determined that our accumulated retained earnings were understated by $2.9 million as of April 3, 2006, and net income was overstated by $71,000 and understated by $7,000 as of the end of fiscal years ending April 1, 2007 and March 30, 2008, respectively. For the three and nine months ending December 28, 2008 and December 30, 2007, the error had no impact on reported cash flows from operating, financing or investing activities and is considered immaterial to previously reported results of operations. Since the cumulative impact of correcting this error would be material to the results of the current quarter ended December 28, 2008, we applied the guidance of Staff Accounting Bulletin No. 108 ("SAB 108"). This guidance requires that the prior period financial statements be corrected, even though such revisions previously were, and continue to be, immaterial to the prior period financial statements. As the accounting for the PSF Account and IBNR Reserves is based on annual reporting that we receive in the fourth quarter of each fiscal year, the misstatements only impact the balances during the fourth quarter of each prior fiscal year.

We intend to establish a Voluntary Employees Benefit Trust (the "VEBA Trust") to fund health benefits for retired employees by the end of fiscal year 2009 and transfer a portion of the funds held by one of our health insurance providers into the VEBA Trust to pay future health benefits for certain retired employees. The value of the funds expected to be transferred is approximately $2.7 million.

We have also discovered that the annual amounts transferred in prior periods from the Todd Shipyards Corporation Retirement System defined benefit plan (the "Retirement Plan") to fund health benefits for certain retired employees did not consider the funds available in the PSF Account and IBNR Reserve. We calculate the amount to transfer from the Retirement Plan based on the requirements provided by Section 420 of the Internal Revenue Code (the "Section 420 Transfer"). In the fourth quarter of fiscal 2009, we intend to make a contribution to the Retirement Plan of approximately $2.1 million, in order to return $1.1 million of principal and $1.0 million of accrued interest to the Retirement Plan. We are still determining any potential tax implications from this matter.

The following tables represent the impact of the misstatements discussed above on our income statements and balance sheets for all of the prior periods (in thousands except per share amounts):

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

We currently hold a Multi-Ship/Multi-Option cost-type contract ("CVN contract") for the non-nuclear repair work on the aircraft carriers home ported or stationed in Puget Sound. We were first awarded the CVN contract in 1999 and completed our second five year contract during the third quarter of fiscal year 2009. During the second quarter of fiscal year 2009, we were awarded a new five-year contract to continue our work on the aircraft carriers through 2013.

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

On December 1, 2008 we were awarded a $65.5 million firm fixed price contract from WSF for the construction of one 64 - Auto Ferry. The ferry, to be built in our Seattle shipyard, is scheduled to be delivered 18 months after the Notice to Proceed was issued by WSF on January 5, 2009. Our newly acquired Everett Shipyard, Inc. is a major subcontractor on the project.

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

Revenue - Our third quarter 2009 revenues of $33.5 million reflects a $5.6 million or 14% decrease from the same period last fiscal year. The quarter to quarter decrease largely results from lower ship repair volumes. Cost-type work decreased by 65% from the same period last fiscal year due to the timing of Navy and Coast Guard work. Firm fixed price work increased by 85% from the same period last fiscal year.

Revenue for the first nine months of fiscal year 2009 was $80.3 million, which reflects a $22.6 million decrease or 22% from the same period in fiscal year 2008. The year to date decrease largely results from lower Navy ship repair volumes. We previously reported that we received a notice from DCAA questioning the reasonableness of a payment to one of our subcontractors for work performed on the aircraft carrier USS John C. Stennis in fiscal year 2005. We established a reserve for this item in the amount of $3.1 million and booked the resulting transaction as a reduction in revenue in the first quarter of fiscal year 2009.

The ship repair business consists of individual and short duration repair events, some of which are exercised by the Government under its various multi-ship, multi-option contracts. Consequently, operating results for any period presented are not necessarily indicative of results that may be expected in any other period.

Cost of Revenue - Cost of revenue during the third quarter of fiscal year 2009 was $22.1 million, or 66% of revenue. Cost of revenue during the third quarter of fiscal year 2008 was $26.8 million, or 69% of revenue. The decrease in the cost of revenue in the third quarter of fiscal year 2009 is primarily attributable to a change in volumes versus the same period in the prior year. The decrease in the cost of revenue as a percentage of revenue in fiscal year 2009 is primarily driven by a quarter-on-quarter increase in the relative profitability of work performed in fiscal year 2009.

Cost of revenue during the first nine months of fiscal year 2009 was $55.2 million, or 69% of revenue. During the comparable period in fiscal year 2008, cost of revenue was $75.0 million, or 73% of revenue. The decreases in the cost of revenue in the first three quarters of fiscal year 2009 are primarily attributable to a change in volumes versus the same period in the prior year. The decrease in the cost of revenue as a percentage of revenue in the first nine months of fiscal year 2009 versus the prior year are primarily attributable to the increase in the relative profitability of the work performed in the current year.

Administrative and Manufacturing Overhead Expense - Overhead costs for administrative and manufacturing activities were $8.7 million, or 26% of revenue, for the third quarter of fiscal year 2009. During the same period of fiscal year 2008, administrative and manufacturing overhead costs were $8.8 million, or 23% of revenue. The $0.1 million decrease in administrative and manufacturing overhead is attributable to the volume decrease in the third quarter of fiscal year 2009 and cost containment measures implemented by us in the current fiscal year.

Administrative and manufacturing overhead costs for the first nine months of fiscal year 2009 were $23.8 million, or 30% of revenue. During the same period of fiscal year 2008, administrative and manufacturing overhead costs were $26.4 million, or 26% of revenue. The $2.6 million decrease is the result of lower volumes during the first nine months of fiscal year 2009 versus the same period in the prior year and cost containment measures mentioned above. But for the need to establish the $3.1 million revenue reserve (discussed above) in the first quarter of fiscal year 2009, the administrative and manufacturing overhead expense as a percentage of revenue in fiscal year 2009 would have been 29%.

Investment & Other Income - Investment and other income (including gain on available-for-sale securities) was $1.3 million for the third quarter of fiscal year 2009 and $3.5 million for the nine months ended December 28, 2008. During the same periods in fiscal year 2008 investment and other income was $0.8 million and $3.1 million, respectively. Investment and other income in fiscal years 2009 and 2008 has been impacted favorably by contracts to lease certain facilities and provide related services to Kiewit-General in connection with their construction of the Hood Canal Floating Bridge.

Income Taxes - Our effective income tax rate was 34% in the quarters of both fiscal year 2009 and 2008. In the third quarter of fiscal 2009 we recorded $1.3 million of expense associated with federal income tax. During the same period in fiscal 2008 we recorded $1.4 million in federal income tax expense.

Our effective income tax rate was 34% in the first nine months of both fiscal years 2009 and 2008. We recorded $1.6 million in federal tax expense in the first nine months of fiscal year 2009, and $1.5 million in federal income tax expense in the first nine months of fiscal year 2008.

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

Working Capital

Working capital at December 28, 2008 was $32.0 million, a decrease of $2.3 million, or 7%, from the working capital reported at the end of fiscal year 2008. The overall decrease is due to a decrease in cash of $6.7 million, primarily due to the cash outlay for the acquisition of Everett. Accounts receivable increased $6.2 million, accounts payable increased $1.8 million and sales in excess of billings increased $1.3 million, primarily due to the timing of work and the conclusion of several large fixed price projects in the first nine months of fiscal year 2009.

Capital Expenditures

Capital expenditures of $1.4 million for the third quarter and $1.9 million for the first nine months of fiscal year 2009 were attributable to planned improvements to the Seattle shipyard facility. These capital expenditures were offset by a favorable determination by the Washington State Department of Revenue regarding sales tax that was previously capitalized with the construction costs for a pier trestle, which resulted in a $0.2 million decrease of the total capitalized cost for the construction of a pier trestle which was recognized in a prior quarter of the current year.

Credit Facility

In the third quarter of fiscal year 2009, we extended our $10.0 million revolving credit facility through July 2010. As of December 28, 2008, we have a letter of credit outstanding of $0.5 million, reducing our available credit facilities to $9.5 million. The credit facility, which is renewable on an annual basis, provides us with greater flexibility in funding our operational cash flow needs. Borrowings on the line of credit have an interest rate, at management's discretion, of either the prime rate or LIBOR rate plus 1.5%. Furthermore, we have certain financial debt covenants that it must meet in order to maintain this line of credit. We are in compliance with all debt covenants and had no outstanding borrowings as of December 28, 2008 and March 30, 2008, respectively.

Dividends

On September 22, 2008 and on December 23, 2008 we paid dividends of five cents ($0.05) per share to all shareholders of record as of September 5, 2008 and December 8, 2008, respectively. The cumulative amount of dividends paid on a year-to-date basis as of December 28, 2008 was $0.9 million. Our Board of Directors announced a dividend of five cents ($0.05) per share to be paid on March 20, 2009 to all shareholders of record as of March 5, 2009.

Correction of Prior Period Misstatements

During the current quarter ended December 28, 2008, we discovered an error in how we reported several funds that were held by one of our health insurance carriers. These funds are held in a premium stabilization fund account (the "PSF Account") and an incurred but not reported claims reserve account (the "IBNR Reserve"). Although these funds were not previously reported on our balance sheet, management has determined that they are reportable assets and that their value should be included in our consolidated financial statements and would have reduced our past insurance expenses.

Accordingly, management has determined that our accumulated retained earnings were understated by $2.9 million as of April 3, 2006, and net income was overstated by $71,000 and understated by $7,000 as of the end of fiscal years ending April 1, 2007 and March 30, 2008, respectively. For the three and nine months ending December 28, 2008 and December 30, 2007, the error had no impact on reported cash flows from operating, financing or investing activities and is considered immaterial to previously reported results of operations. Since the cumulative impact of correcting this error would be material to the results of the current quarter ended December 28, 2008, we applied the guidance of Staff Accounting Bulletin No. 108 ("SAB 108"). This guidance requires that the prior period financial statements be corrected, even though such revisions previously were, and continue to be, immaterial to the prior period financial statements. As the accounting for the PSF Account and IBNR Reserves is based on annual reporting that we receive in the fourth quarter of each fiscal year, the misstatements only impact the balances during the fourth quarter of each prior fiscal year.

We intend to establish a Voluntary Employees Benefit Trust (the "VEBA Trust") to fund health benefits for retired employees by the end of fiscal year 2009 and transfer a portion of the funds held by one of our health insurance providers into the VEBA Trust to pay future health benefits for certain retired employees. The value of the funds expected to be transferred is approximately $2.7 million.

We have also discovered that the annual amounts transferred in prior periods from the Todd Shipyards Corporation Retirement System defined benefit plan (the "Retirement Plan") to fund health benefits for certain retired employees did not consider the funds available in the PSF Account and IBNR Reserve. We calculate the amount to transfer from the Retirement Plan based on the requirements provided by Section 420 of the Internal Revenue Code (the "Section 420 Transfer"). In the fourth quarter of fiscal 2009, we intend to make a contribution to the Retirement Plan of approximately $2.1 million, in order to return $1.1 million of principal and $1.0 million of accrued interest to the Retirement Plan. We are still determining any potential tax implications from this matter. See Note 13 for further details.

RESERVES AND OTHER CONTINGENCIES

As reflected in the balance sheet and discussed in Note 4 to the financial statements, we have provided total aggregate reserves of $11.2 million at December 28, 2008 for our contingent environmental and bodily injury liabilities. As of March 30, 2008, we had recorded aggregate reserves of $11.4 million. All of the decrease from the prior period bodily injury liabilities relates to the settlement of bodily injury claims. Due to the complexities and extensive history of our environmental and bodily injury matters, the amounts and timing of future expenditures are uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on our financial position, cash flows or results of operations.

We have various insurance policies and agreements that provide coverage of the costs to remediate environmental sites and for the defense and settlement of bodily injury cases. These policies and agreements are primarily with two insurance companies. During the second quarter of fiscal year 2009 the AM Best credit rating for the underwriter providing the coverage for the Harbor Island Superfund Site was reduced from A+ (Superior) to A (Excellent). The primary underwriter for bodily injury cases maintains an A+ (Superior) rating as of the quarter ended December 28, 2008. Based upon the current credit rating of both of these companies, we anticipate that both parties will be able to perform under the policy or agreement.

As of December 28, 2008, we have recorded aggregate assets of $9.0 million related to our reserves for environmental and bodily injury liabilities. As of March 30, 2008, we recorded aggregate assets of $9.1 million. These assets reflect receivables under contractual arrangements with the insurance companies to share costs for certain environmental and other matters, as well as amounts deposited to securitize certain remediation activities. Amounts recoverable from insurance companies are recorded within our Consolidated Balance Sheets as insurance receivables and, in the case of reimbursements currently due, as a current asset. Amounts held in security deposits are recorded within our Consolidated Balance Sheets as restricted cash.

We previously reported that we received notice from the DCAA questioning the reasonableness of a payment to one of our subcontractors on the 2005 dPIA of the aircraft carrier USS John C. Stennis. During the first quarter of our fiscal year 2009 the DCAA issued its final report disapproving $3.1 million of costs related to payments made to the subcontractor and costs incurred by us to perform work which was contracted to the subcontractor. The Navy contracting officer then issued the decision to disallow the costs and withhold the above stated amount from payments due on our current contracts with the Navy. In response, we filed a Request for Equitable Adjustment ("REA") with the Navy contracting officer to allow the $3.1 million in incurred costs. In the event of an unfavorable decision on our REA we will file an appeal to the Armed Services Board of Contract Appeals or directly to federal court. We established a reserve for this item in the amount of $3.1 million and booked the resulting transaction as a reduction in revenue in the first quarter of fiscal year 2009. The Navy collected the entire amount in the second quarter of fiscal year 2009 through the non-payment of other outstanding project receivables. We continued to meet with the Navy in the third quarter of 2009 and the Navy agreed to return the $3.1 million while they considered our REA. We agreed to supply additional information to the Navy to assist in the resolution of the REA which we have now accomplished. We re-billed the Navy for the $3.1 million outstanding and the Navy paid the invoices in the third quarter of fiscal year 2009. There are no assurances that the Navy will agree with our REA. Our current financial statements continue to reflect a reserve for the $3.1 million at issue.

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

BACKLOG

At December 28, 2008 our firm shipyard backlog consisted of approximately $89.5 million of repair and overhaul work. Our backlog at March 30, 2008 was approximately $12.0 million. The increase in the backlog of work at the end of the first nine months of fiscal year 2009 is primarily due to the timing of commercial and Government ship repair projects and the award of a contract to build one new 64-Auto Ferry for Washington State Ferries.

LABOR RELATIONS

During the second quarter of fiscal year 2009 we completed our negotiations for a new collective bargaining agreement with the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific Shipyards). The five-year agreement ratified by our workforce provides for an average increase in wages and benefits of 4.5% per year with an expiration date of July 31, 2013. We believe our relationship with our labor unions is stable.

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

No. 99.1	Press Release dated February 5, 2009 announcing financial results for our quarterly period ended December 28, 2008 (furnished herewith)*

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
February 5, 2009