Form 10-K
period 2009-03-29
TODD SHIPYARDS CORP
filed 2009-06-12
CIK 98537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 29, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-7 (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files ). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]; Accelerated Filer [X]; Non-Accelerated Filer [ ]; Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $72.0 million as of October 1, 2008.

There were 5,766,071 shares of the corporation's $0.01 par value common stock outstanding at June 11, 2009.

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

PART I

ITEM 1. BUSINESS

INTRODUCTION

Todd Shipyards Corporation ("we", "us", or "our") was organized in 1916 and has operated a shipyard in Seattle, Washington (the "Shipyard") since incorporation. We are incorporated under the laws of the State of Delaware and operate the Shipyard through a wholly owned subsidiary, Todd Pacific Shipyards Corporation ("Todd Pacific"). Todd Pacific has historically been engaged in the repair/overhaul, conversion and construction of commercial and military ships. On March 31, 2008, our subsidiary Everett Ship Repair and Drydock, Inc. ("Everett") acquired the assets of Everett Shipyard, Inc. ("ESY"). ESY has historically been engaged in repair, overhaul, and conversion work of commercial and government owned vessels. We consider ourselves to operate under one segment.

Today, we are the largest private (or non-Governmental) shipyard operator in the Pacific Northwest. A substantial amount of our business is repair and maintenance work on commercial and federal government vessels engaged in various maritime activities in the Pacific Northwest. We also provide new construction and industrial fabrication services for a wide variety of customers. Our customers include the US Navy ("Navy"), the US Coast Guard ("Coast Guard"), Military Sealift Command, National Oceanic & Atmospheric Administration ("NOAA"), Washington State Ferries ("WSF"), the Alaska Marine Highway System, fishing fleets, cargo shippers, tug and barge operators and cruise lines.

OPERATIONS

SHIP REPAIR

Currently our primary operation is ship repair. The nature of this work ranges from relatively minor repairs to major overhauls and often involves the dry-docking of the vessel under repair. The cycle time for these projects spans from shorter (one week or less) to longer (more than six months) periods of time, depending on the work performed.

Commercial repair and overhaul contracts are obtained by competitive bidding, awarded by negotiation or assigned by customers who have a preference for a specific shipyard. On jobs that are advertised for competitive bids, owners usually furnish specifications and plans that become the basis for an agreed upon contract. Commercial repair and overhaul jobs are usually contracted on a fixed-price or time and material basis. Examples of customers in the commercial ship repair category include fishing vessels, cargo shippers, tug and barge operators and cruise lines.

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

Our commercial and Government ship repair and overhaul contracts contain customer payment terms that are determined by mutual agreement. Typically, we are reimbursed periodically through progress payments based on the achievement of certain agreed to milestones. In some cases, the customer retains an agreed portion of the contract price during the warranty period. Some vessel owners contracting for repair, maintenance, or conversion work also require some form and amount of performance and payment bonding, particularly state agencies. Because of these requirements, we are bonded for certain projects in the cumulative amount of $26.6 million at March 29, 2009.

CONSTRUCTION

Although our major focus is on ship repair, overhaul and conversion, we selectively undertake new construction projects when we deem the risks are manageable and the opportunities are commensurate with the risks undertaken. For example, in fiscal year 2008, we completed construction of an excavator barge to be ultimately owned by the Army Corp of Engineers and to be utilized in the construction of a dam on the Ohio River.

On December 1, 2008 we were awarded a $65.5 million firm fixed-price contract from WSF for the construction of one 64-auto ferry. The ferry, to be built in our Seattle shipyard, is scheduled to be delivered 18 months after the Notice to Proceed was issued by WSF on January 5, 2009. Our newly acquired shipyard, Everett, is a major subcontractor on the project.

In July 2007, we, as prime contractor, commenced negotiations with WSF for the terms and conditions of a contract to build up to four 144-auto ferries. We concluded those negotiations and executed the prime contract with WSF in December 2007. The contract is issued in two parts. Part A provides for the design of the ferries and Part B will dictate the terms of the actual construction of the ferries. Part A of the contract, which was awarded for $2.3 million, is shared between us and our primary subcontractor, Guido Perla & Associates of Seattle, Washington, who will provide ferry design services. We reached agreement on the terms and conditions of a subcontract with Martinac Shipbuilding of Tacoma, Washington in December 2007 to be a subcontractor to us. Once the design and cost estimate are complete, we are contractually obligated to negotiate a price and delivery schedule for Part B of the contract, covering the construction of the ferries, with WSF. The timetable for the contract execution of Part B is dependent upon the availability of funds from WSF. There are no assurances that we will reach agreement with WSF on a price for construction of the ferries, a mutually acceptable delivery schedule, or that the necessary funding will be available from the State of Washington to build any or all of the ferries.

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

COMPETITIVE ADVANTAGES

We intend to continue capitalizing on the advantages of our geographic location, the skills of our experienced workforce and improved lean production efficiencies developed over the past several years as we compete for repair, maintenance, new construction, and overhaul opportunities.

CUSTOMERS

In fiscal year 2009, we serviced approximately 109 customers, both as the prime contractor and as a subcontractor to the prime contractor, compared with 85 in 2008. Our two largest customers are the Navy and the Coast Guard. Our business with the Navy and the Coast Guard is typically done through long-term cost-type and fixed-priced contracts. A loss of either one of these significant customers could have an adverse effect upon our business.

DISTRIBUTION OF REVENUES

The approximate distribution of our shipyard revenues for each of the last three fiscal years is summarized as follows:

	2009	2008	2007
U.S. GOVERNMENT	61%	64%	71%
NON - U.S. GOVERNMENT	39%	36%	29%
	100%	100%	100%

US Government revenue consists of revenue on only US Government jobs for which we were the prime contractor and excludes revenue where we were the subcontractor. Revenues earned as a subcontractor are included in non-US Government revenues. The percentage of our revenues derived from Government sources decreased in fiscal year 2009 from fiscal year 2008. Work volumes and revenue are closely tied to the timing of availabilities for certain Navy and Coast Guard vessels covered by our long-term Government contracts. The year on year decrease in revenue from Government sources was primarily driven by reduced work demand by Government customers for the vessel availabilities coinciding with our fiscal year 2009. Revenue continues to be strongly influenced by the amount and timing of repair, maintenance and overhaul work awarded under the remaining Navy cost-type contracts (see Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) - "Significant Revenue Contracts").

BACKLOG

At March 29, 2009, our backlog consisted of approximately $84.0 million of ship repair, maintenance, new construction, and conversion work. This compares with backlogs of approximately $12.0 million and $36.0 million at March 30, 2008 and April 1, 2007, respectively. Our backlog is primarily attributable to firm fixed price repair, maintenance, new construction and conversion work scheduled for completion during fiscal year 2010 and 2011. The increase in backlog from 2008 to 2009 is due primarily to the fiscal year 2009 award of a $65.5 million contract to build one new 64-auto ferry for WSF.

AVAILABILITY OF MATERIALS

The principal materials we use in our Shipyards are steel and aluminum plates and shapes, pipe and fittings, paint and electrical cable and associated fittings. Management believes that each of these items can presently be obtained in the domestic market from a number of different suppliers. In addition, we maintain a small on-site inventory of various materials that are available for emergency ship repairs.

EMPLOYEES

The number of persons we employ varies considerably and depends primarily on the level of shipyard activity. Employment averaged approximately 550 during fiscal year 2009 and totaled approximately 550 employees on March 29, 2009.

In September 2008, we reached an agreement for a new collective bargaining agreement with the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific) which was subsequently ratified by the rank and file members at the Seattle shipyard. The five-year agreement, which was retroactive to August 1, 2008, will expire on July 31, 2013. The agreement provides for increases in the wages and fringe benefits at a rate of approximately 4.5% per year. The shipyard workers employed by Everett are represented by the Boilermakers and Carpenters Unions under a separate collective bargaining agreement that will expire July 31, 2010. During fiscal year 2009, an average of approximately 400 of our Shipyard employees were covered by these union contracts. At March 29, 2009, approximately 400 workers were employed under these contracts. We consider our relations with the various unions to be stable.

ACQUISITION OF ASSETS OF EVERETT SHIPYARD, INC.

On March 31, 2008, our subsidiary Everett Ship Repair & Drydock, Inc. ("Everett") acquired the assets of Everett Shipyard, Inc. ("ESY"). ESY performed ship repair work for a range of government and commercial customers, including the Navy and WSF, at two locations in Everett, Washington. Everett has continued ESY's shipyard operations. Everett named Kevin Quigley as its President and he is responsible for the operation of the shipyard. Mr. Quigley had served as President of ESY since 2001.

The assets acquired by Everett include ESY's interest in a 1,000 ton dry dock which was recently added to ESY's operations, allowing Everett to compete in a broader market of marine repair and overhaul opportunities. ESY and our Seattle shipyard do not generally compete for the same contracts. Everett has assumed the collective bargaining agreements with the International Brotherhood of Boilermakers, Local 104 and the United Brotherhood of Carpenters, Local 1184. The new yard employs the workforce previously employed by ESY. Subsequent to the acquisition, Everett changed its name to Everett Shipyard, Inc.

REGULATORY MATTERS

Environmental and Bodily Injury Matters

We are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. Fines and penalties may be imposed for non-compliance with these laws.

We have an accrued liability of $11.1 million as of March 29, 2009 for environmental and bodily injury matters. As assessments of environmental matters and remediation activities progress, we review these liabilities regularly and adjust them to reflect additional technical, engineering and legal information that becomes available. Our estimate of environmental liabilities is affected by several uncertainties such as, but not limited to, the method and extent of remediation of contaminated sites, the percentage of material attributable to us at the sites relative to that attributable to other parties, and the financial capabilities of the other Potentially Responsible Parties ("PRP") at most sites. Our estimate of bodily injury liabilities is also affected as additional information becomes known regarding alleged damages from past exposure to asbestos at our facilities. We are covered under various insurance policies for some, but not all, potential environmental and bodily injury liabilities.

As of March 29, 2009, we recorded insurance receivables of $9.0 million, which mitigates a major portion of the accrued environmental and bodily injury liabilities.

For further information regarding our environmental and bodily injury matters see Legal Proceedings (Item 3), Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) and Note 10 of the Notes to Consolidated Financial Statements (Item 8).

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

  Our accounting for revenues and costs involves significant estimates. As further described in "Critical Accounting Policies, Estimates, and Judgments" under Management's Discussion and Analysis of Financial Condition and Results of Operation (Item 7.), accounting for contract related revenues and costs as well as other cost items requires management to make a variety of significant estimates and assumptions. Although we believe we have sufficient experience and processes to enable us to formulate appropriate assumptions and produce reliable estimates, these assumptions and estimates may change significantly in the future and such changes could have a material adverse effect on our financial position and the results of operations. On a regular basis, we monitor our policies and procedures with respect to our contracts to ensure consistent application under similar terms and conditions as well as compliance with all applicable government regulations. In addition, costs incurred and allocated to contracts with the Government are routinely audited by the Defense Contract Audit Agency ("DCAA"). The Government has the ability to recover or disallow any costs which are improperly charged against or allocated to the contracts.

  Our future profitability depends largely on the ability of the Shipyards to maintain an adequate volume of ship repair, overhaul and conversion business to augment our longer-term contracts. The variables affecting our business volume include public support provided to competing Northwest shipyards, excess west coast and industry-wide shipyard capacity, domestic and foreign competition, governmental legislation and regulatory issues, activity levels of the Navy and other customers, competitors' pricing behavior, and our labor efficiencies, work practices and estimating abilities. Other factors that can contribute to future profitability include the amounts of annual expenditures needed to ensure continuing serviceability of our owned and leased machinery and equipment.

  Our long-term success in managing a profitable operation at our newly acquired shipyard in Everett, Washington will depend on the availability of a sufficient volume of profitable work including pier-side WSF repairs and continued work on small water craft for a variety of customers, both pier-side and in drydock.

  As more fully described in Item 3. Legal Proceedings, we have been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at our Seattle shipyard and at closed former facilities. We are currently defending approximately 535 such claims, 12 of which are considered significant. We have insurance agreements in place to cover these potential liabilities but a portion of that coverage, based on historical data, is expected to be exhausted in approximately two years. The continued defense and settlement of these claims, after exhaustion of one of the insuring agreements, could have a significant impact on our profitability. We have various insurance policies and agreements that provide coverage of the costs to remediate environmental sites and for the defense and settlement of bodily injury cases. These policies and agreements are primarily with two insurance companies. Based upon the current credit ratings of both of these companies, we anticipate that both insurers will be able to perform under their respective policy or agreement. However, if this assumption is incorrect and either or both of these companies are unable to meet their future financial commitments, and our secondary coverage is inadequate, our financial condition and results of operations could be adversely affected.

  We use certain commodity products that are subject to significant price fluctuations. Petroleum-based products are used to fuel and lubricate our equipment. Steel and other commodities are used in projects and they can be subject to significant price fluctuations. We have not been significantly adversely affected by commodity price fluctuations in the past; however, there is no guarantee that we will not be in the future.

  The trading volume in our common stock does not provide significant liquidity which can result in substantial price moves either on the buy side or the sell side in the event there is a change in demand. As reported in a Form 8-K dated June 8, 2009, subsequent to the end of fiscal year 2009 the New York Stock Exchange (the "NYSE") notified us that the exchange had received approval from the Securities and Exchange Commission for a pilot program, effective immediately, that would lower the criteria in the NYSE's continued listing standards to $50 million of market capitalization or shareholder's equity from the previous criteria of $75 million. As a result of the aforementioned pilot program the NYSE has deemed Todd to be in compliance with the NYSE continued listing requirements. The NYSE informed Todd that the pilot program would be effective through October 31, 2009, with a subsequent rule filing anticipated prior to that date to make this a permanent continued listing standard change.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The 46-acre Shipyard facility in Seattle offers three operating dry docks. Five piers offer a total of nearly 3,700 feet of berthing space.

The design capacities of our three operating dry docks located at the Shipyard and Dry Dock 3 in Everett are as follows:
Name	Description	Year Built	Type	Owned	Leased	Max. Design Capacity(in tons)	Date of Lease Expiration
Dry Dock 1	YFD-70	1945	Steel		X	17,500	Month to Month
Dry Dock 10	Resolute	1945	Steel		X	18,000	January 12, 2011
Dry Dock 3	Emerald Sea	1970	Steel	X		40,000
Everett Dry Dock 3	Drydock 3	1942	Steel	X		1,000

On December 16, 2004 we announced that we were awarded a five-year lease with the Navy for the use of the AFDM-10 Dry Dock, "Resolute" ("Dry Dock 10"). The Resolute is 522 feet long, 124 feet wide, has a design capacity of 18,000 tons and is used to dock a variety of commercial and government ships.

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

Our owned floating dry dock, the Emerald Sea, was removed from commercial operation on May 31, 2006 and, along with certain other facilities under a lease arrangement, was utilized by Kiewit-General through July 2007 for the construction of bridge anchors for the new eastern section of the Hood Canal Bridge in Kitsap County, Washington. For purposes of the Kiewit-General lease, the dock was cut into two sections. Five of the eight pontoons that comprise the dry dock were placed back into service subsequent to the lease with Kiewit-General and are currently used in our barge repair and refurbishment business. The remaining three-pontoon section is not currently in service.

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

On March 31, 2008, our subsidiary, Everett, acquired the assets of ESY, including ESY's interest in a 1,000 ton dry dock which was recently added to their operations.

During fiscal years 2009 and 2008, we incurred approximately $2.7 million and $2.8 million, respectively, on shipyard capital expenditures.

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

We are identified as a PRP by the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA," commonly known as "Superfund") in connection with matters pending at three Superfund sites. We received information requests in several Superfund cases in which we asserted that our liability was discharged when we emerged from bankruptcy in 1990. Additionally, we have been named in a contribution action under CERCLA and the Washington State Model Toxics Control Act ("MTCA") by a local Port authority.

We are also named as a defendant in a number of civil actions alleging damages from past exposure to toxic substances, generally asbestos, at our Seattle shipyard and closed former facilities.

At March 29, 2009, we maintained aggregate reserves of $11.1 million for pending claims and assessments relating to environmental and bodily injury matters, including $5.1 million associated with the Harbor Island Superfund Site (the "Harbor Island Site") and $5.0 million for asbestos related claims.

Funding for costs and payments of claims represented by such reserves is expected to be recovered significantly by receivables due from insurance companies under policies and insurance agreements in place as described below. At March 29, 2009, such receivables aggregated $9.0 million.

Included in the reserves are estimated final sediment remediation costs for Harbor Island of $2.0 million that are expected to occur within the next 15 years after certain piers reach the end of their useful lives. These costs are reflected in our balance sheet under Environmental and Other Reserves. Similarly, the insurance receivable of $2.0 million relating to these reserves is reflected in our balance sheet under Insurance Receivable.

For more information, see Note 10 of the Notes to Consolidated Financial Statements (Item 8) below and the discussion under the heading "Environmental Matters and Contingencies" in Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) below.

Harbor Island Site

We, along with several other parties, have been named as PRPs by the EPA pursuant to CERCLA in connection with the documented release or threatened release of hazardous substances, pollutants and contaminants at the Harbor Island Site, upon which the Shipyard is located.

Harbor Island Site Insurance

In fiscal year 2001, we entered into a 30-year agreement with an insurance company that provides us with broad-based insurance coverage for the remediation of all our operable units at the Harbor Island Site.

The agreement provides coverage for the known liabilities in an amount greater than our current booked reserves of $5.1 million. Additionally, we entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

Harbor Island Site History

To date, the EPA has separated the Harbor Island Site into three operable units that affect us: the Soil and Groundwater Unit (the "Soil Unit"), the Shipyard Sediments Operable Unit (the "SSOU") and the Sediments Operable Unit (the "SOU"). We, along with a number of other Harbor Island PRPs, received a Special Notice Letter from the EPA on May 4, 1994 pursuant to section 122 (e) of CERCLA. We entered into a Consent Decree for the Soil Unit in September 1994 under which we agreed to remediate the designated contamination on our property. Removal of floating petroleum product from the water table began in October 1998 and is anticipated to continue through fiscal year 2010.

During fiscal year 1997, the EPA issued its Record of Decision ("ROD") for the SSOU. The ROD identifies four alternative solutions for the SSOU remediation and identifies the EPA's selected remedy. During fiscal year 2000, the EPA expanded the boundaries of the SSOU issuing their Phase 1B Data Report and resulting Explanation of Significant Differences outlining the changes to the ROD. During the fourth quarter of fiscal year 2000, we entered into an Administrative Order on Consent with the EPA for the development of the remedial design for the SSOU.

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

Under the Federal Superfund law, a PRP may have liability for damages to natural resources, in addition to liability for remediation. During fiscal year 2003, we began discussions with the natural resource trustees ("Trustees") for the Harbor Island Site and continued these discussions during the remainder of fiscal year 2003. We anticipate that the Trustees will file a claim against us at some future date alleging damages to the natural resources at the Site caused by the release of hazardous substances. The best estimate of a potential natural resource damage claim has been included in the environmental reserve. The payment of any eventual claim is covered by the aforementioned insurance policy, except for the policy deductible, provided that aggregate policy limits have not been exceeded. The amount of the policy deductible payment is reflected in our environmental reserve at March 29, 2009 and March 30, 2008, respectively.

Other Environmental Remediation Matters

The Port of Tacoma, Washington filed a civil action against us during the fourth quarter of fiscal year 2008 in the United States District Court (Western District of Washington in Tacoma) for contribution under CERCLA and MTCA. We previously disclosed our involvement with the CERCLA and MTCA remediation efforts in the Hylebos Waterway of Commencement Bay in Tacoma, Washington and subsequent natural resources assessment by the statutorily named trustees ("Trustees"). A former subsidiary of ours operated a shipbuilding operation on the Hylebos Waterway under contract to the Navy during World War I and World War II. The contract between our subsidiary and the Navy for the operation of the shipyard site included an indemnification clause flowing from the Navy to our subsidiary. We have tendered any potential liability to the Navy pursuant to this contract. The Government to date has not accepted this tender nor has it agreed to indemnify us. We have not had a presence at the site since 1946. We have further taken the position with the Port of Tacoma, the EPA and the Trustees that any potential liability that we may have had for the site was discharged in our 1987 filing under Chapter 11 of the United States bankruptcy code. The Port of Tacoma does not agree that our liability for this site was discharged in bankruptcy. The EPA did not name us as a PRP nor have the Trustees filed a claim against us for natural resource damages. The Trustees filed a claim against the Navy for natural resources damages caused by the Government. The Trustees and the Navy have entered into a consent decree resolving the claim, releasing the Navy from further liability in connection with the site. We appeared at the consent decree hearing in United States District Court in Tacoma, Washington in October 2007 to protect our indemnification agreement with the Navy. The judge approved entry of the consent decree but also ruled that the consent decree would not operate to relieve the Navy from any contractual indemnification obligations it may owe us. We have included our current best estimate of this potential liability in our environmental reserve and will continue to analyze this exposure as we continue discovery in this litigation.

We entered into a Consent Decree with the EPA for the clean up of the Casmalia Resources Hazardous Waste Management Facility in Santa Barbara County, California under the Resource Conservation and Recovery Act. We included an estimate of the potential liability for this site in our environmental reserve.

During fiscal year 2005, the EPA notified us that we are a PRP at the Malone Service Company Superfund Site ("Malone Site") in Galveston County, Texas. The EPA alleges that our Galveston shipyard, which ceased operations in 1990, was the generator of waste materials that were delivered, through independent transport companies, to the Malone Site. The EPA had indicated that we will, based on volumes of material at the site that we generated, be eligible to participate in a "de minimus" settlement for small contributors. Subsequent to the end of the fiscal year 2009, during the first quarter of fiscal year 2010, we were informed that the EPA had approved the Administrative Order on Consent setting forth our settlement. The final settlement amount is included in our environmental reserve.

During fiscal year 2005, we received notification that we, along with 55 other companies and organizations, are a PRP at the BKK Landfill Facility in West Covina, California. The site is the subject of an investigation and remedial order from the California Department of Toxic Substances Control. It is alleged that our San Pedro shipyard (closed in 1990) caused shipyard waste to be sent to the BKK facility during the 1970s and 1980s. Due to the uncertainties at this time we have not established a reserve for this issue.

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

In addition to us, the cases generally include other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers as defendants, and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. We assess claims as they are filed and as the cases develop, dividing them into two different categories based on severity of illness. Based on current fact patterns, we categorize certain diseases including mesothelioma, lung cancer and fully developed asbestosis as "malignant" claims. We categorize all other claims of a less medically serious nature as "non-malignant." We are currently defending approximately 12 "malignant" claims and approximately 523 "non-malignant" claims.

The relief sought in all cases varies greatly by jurisdiction and claimant. Included in the approximate 457 cases open as of March 29, 2009 are approximately 535 claimants. The exact number of claimants is not determinable as approximately 82 of the open cases include multiple claimant filings against 20-100 defendants. The filings do not indicate which claimants allege liability against us. Considering known facts, the previously stated 535 claimants is our best estimate.

Approximately 217 cases do not assert any specific amount of relief sought.

Approximately 153 cases assert on behalf of each claimant a claim for compensatory damages of $2 million and punitive damages of $20 million against 20-100 defendants. Approximately 37 cases assert $5-20 million in compensatory and $5-20 million in punitive damages on behalf of each claimant against 20-100 defendants. Approximately 46 cases assert $1-5 million in compensatory and $5-10 million in punitive damages on behalf of each claimant against 20-100 defendants. Approximately 4 cases seek compensatory damages of less than $1 million per claim. The claims involved in the foregoing cases do not specify against which defendants made which claims or alleged dates of exposure.

Based upon settled or concluded claims to date, we have not identified any correlation between the amount of the relief sought in the complaint and the final value of the claim. We and our insurers are vigorously defending these actions.

Bodily injury reserves decreased from $5.4 million at March 30, 2008 to $5.0 million at March 29, 2009. Bodily injury insurance receivables also decreased from $4.0 million at March 30, 2008 to $3.8 million at March 29, 2009. We classified these bodily injury liabilities and receivables within our consolidated balance sheets as environmental and other reserves, and insurance receivables, respectively.

We entered into agreements with several of our insurers to provide coverage for a significant portion of settlements and awards related to these bodily injury claims. These agreements have aggregate limits on amounts to be paid overall and formulas for amounts of payment on individual claims. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims. The two most significant agreements provide coverage applicable to claims of exposure to asbestos occurring between 1949 and 1976 and occurring between 1976 through 1987. Insurance coverage for exposures to asbestos was no longer available from the insurance industry after 1987. Due to changes in federal regulations in the 1970s that resulted in the swift decline in commercial and military application of asbestos and increased regulation over the handling and removal of asbestos, there exists minimal risk of claims arising from exposure after 1987. We utilize contractual formulas to determine the amount of coverage from each agreement on each claim settled or litigated. Once the initial date of alleged exposure to asbestos becomes evident, all contractual years subsequent to that date participate in the settlement. Since all known claims involve alleged exposure prior to 1976, the 1976 through 1987 agreement will participate in the settlement or judgment of all outstanding claims that are settled or litigated. As a result and as further discussed below, the 1976 through 1987 agreement will exhaust prior to the 1949 through 1976 agreement. Based on historical claims settlement data only, we project that at March 29, 2009, the 1949 through 1976 agreement will provide coverage for an additional 21.6 years and the 1976 through 1987 agreement will provide coverage for an additional 2.1 years. At March 30, 2008, we projected that these agreements would provide coverage for an additional 21.7 years and 2.8 years, respectively. We resolved 8 malignant claims in 2009 compared with 6 in 2008 and 19 in 2007. If historical settlement patterns or the rate of filing for new cases change in future periods, these estimated coverage periods could be shorter or longer than anticipated. Moreover, if one or both of these coverages are exhausted at some future date, our costs related to subsequent claims and for legal expenses previously covered by these insurance agreements may increase.

The following chart indicates the number of claims filed and resolved in the past two fiscal years, including the number of claims yet to be resolved at the end of each fiscal year. (Resolutions include settlements, adjudications and dismissals.) The claims are further categorized as either malignant or non-malignant.

Bodily Injury Claims
	Malignant	Non- Malignant	Total
Outstanding, April 1, 2007	19	485	504
Claims filed	2	50	52
Claims resolved	(6)	(47)	(53)
Outstanding, March 30, 2008	15	488	503
Claims filed	5	65	70
Claims resolved	(8)	(30)	(38)
Outstanding, March 29, 2009	12	523	535

Due to uncertainties of the number of cases, the extent of alleged damages, the population of claimants and size of any awards and/or settlements, there can be no assurance that the current reserves will be adequate to cover the costs of resolving the existing cases. Additionally, we cannot predict the eventual number of cases filed against us, or their eventual resolution, and do not include the reserve amounts for cases filed in the future. However, it is probable that if future cases are filed against us they will result in additional costs arising either from their share of costs under current insurance arrangements in place or due to the exhaustion of such coverage. We review the adequacy of existing reserves periodically based upon developments affecting these claims, including new filings and resolutions, and adjust the reserve and related insurance receivable as appropriate.

As we are not able to estimate our potential ultimate exposure for filed and un-filed claims against us, we cannot predict whether the ultimate resolution of the bodily injury cases will have a material effect on our results of operations or stockholders' equity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended March 29, 2009.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is listed on the New York Stock Exchange (NYSE:TOD).

In accordance with paragraph 12(a) of Section 303A of the New York Stock Exchange ("NYSE") Company Manual, Stephen G. Welch, our Chief Executive Officer, has certified to the NYSE our compliance with the NYSE's corporate governance listing standards as of September 22, 2008. The certifications required by the Sarbanes-Oxley Act of 2002 and the regulations thereunder are filed with or furnished to the Securities and Exchange Commission as exhibits to this report on Form 10-K.

The following table sets forth, by quarter, the high and low composite sales prices of the stock as reported by the NYSE.

Quarter Ended	High	Low
July 1, 2007	$20.76	$18.22
September 30, 2007	$24.01	$20.11
December 30, 2007	$24.48	$18.25
March 30, 2008	$19.17	$15.25
June 29, 2008	$17.14	$14.10
September 28, 2008	$15.80	$12.67
December 28, 2008	$13.75	$9.47
March 29, 2009	$14.50	$10.11

At June 11, 2009, there were 5,766,071 outstanding shares of common stock. On that date there were 1,176 shareholders of record.

The Board of Directors has authorized a quarterly dividend of $0.05 per share, payable June 23, 2009 to shareholders of record as of June 8, 2009, and a quarterly dividend of $0.05 per share payable September 21, 2009 to shareholders of record as of September 4, 2009. In fiscal year 2009, we paid quarterly dividends of $0.05 per share. In fiscal year 2008, we paid quarterly dividends of $0.15 per share in June, September and December of 2007 and a dividend of $0.05 per share in March 2008.

We made no purchases of treasury stock in the fourth quarter of fiscal year 2009.

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

	March 29, 2009	March 30, 2008		April 1, 2007		April 2, 2006	April 3, 2005
Operations
Revenue	$ 113,518	$ 139,165	(1)	$ 125,494	(1)	$ 201,926	$ 134,037
Operating income	3,509	5,975	(1)	421	(1)	11,074	11,907
Net income	4,782	6,585	(1)	3,169	(1)	8,181	8,993
Net income per common share
Basic	0.83	1.16		0.57	(1)	1.51	1.66
Diluted	0.83	1.16		0.55		1.47	1.62
Dividends declared per common share	0.20	0.40		0.60		0.45	0.40
Extraordinary dividends declared per common share	-	-		4.00		-	-
Financial position
Working capital	28,100	34,244	(1)	26,777	(1)	50,261	46,195
Fixed assets, net	32,045	30,161		32,021		29,893	27,333
Total assets	114,240	112,606	(1)	120,457	(1)	147,255	156,451
Long-term obligations	22,083	27,110		29,580		37,188	36,210
Stockholders' equity	65,036	68,796	(1)	66,821	(1)	85,713	78,807

(1) Revised due to prior period corrections. See Note 20 of the Notes to Consolidated Financial Statements (Item 8).

COMPREHENSIVE INCOME

We reported a comprehensive loss of $2.8 million for fiscal year 2009, which primarily consisted of net income of $4.8 million, less pension and other post retirement benefits adjustments, net of tax, of $7.8 million, and an unrealized gain on available-for sale securities of $0.2 million. For fiscal year 2008, we reported comprehensive income of $4.2 million, which primarily consisted of net income of $6.6 million, pension and other post retirement benefits adjustments of $2.5 million, and an unrealized gain on available-for sale securities of $0.1 million

We sponsor the Todd Shipyards Corporation Retirement System (the "Plan"), which is discussed in Note 6 of the Notes to Consolidated Financial Statements (Item 8). We measure the funded status of the Plan as the difference between the fair market value of the Plan assets and the Projected Benefit Obligation ("PBO"). As of March 29, 2009, the Plan assets exceeded the PBO by $7.9 million. This created a positive funded status, which was recognized as a non-current asset in the statement of financial position. SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans" ("SFAS 158"), also requires disclosures of the amount recognized in Accumulated Other Comprehensive Income ("AOCI"). These amounts consist of gains or losses, prior service costs or credits and transition obligations, or assets which have not yet been recognized in the net periodic benefit cost. For fiscal year 2009, the Plan reported a net loss of $21.2 million, primarily due to market conditions, and a prior service cost of $0.1 million, and we recognized a charge of $7.8 million in AOCI.

As of March 30, 2008, the Plan assets exceeded the PBO by $17.1 million. For fiscal year 2008, the Plan reported a net loss of $9.3 million and a prior service cost of $0.1 million.

We sponsor a retirement health care plan for certain retired administrative employees (the "Retiree Medical Plan"), which is discussed in Note 6 of the Notes to Consolidated Financial Statements (Item 8). We measure the funded status of the Retiree Medical Plan as the difference between the fair market value of Retiree Medical Plan assets and the Accumulated Post Benefit Obligation ("APBO"). As of March 29, 2009, the APBO exceeded Retiree Medical Plan assets by $9.9 million. This created a negative funded status, which is recognized as a noncurrent liability in the statement of financial position. SFAS 158 requires disclosure of the amounts recognized in AOCI. These amounts consist of gains or losses, prior service costs or credit and transition obligations or assets, which have not yet been recognized in the net periodic benefit costs. For the year ending March 29, 2009, the Retiree Medical Plan reported a net gain of $4.6 million, which was recognized in AOCI.

As of March 30, 2008, the APBO exceeded Retiree Medical Plan assets by $10.7 million. For the year ending March 30, 2008, the Retiree Medical Plan reported a net gain of $4.5 million which was recognized in AOCI.

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

The United States is currently experiencing an economic slowdown. There have been disruptions in the capital and credit markets, and the number of unemployed workers has increased dramatically. Our largest customers are the Unites States Government and the Washington State Department of Transportation. To date, our business volumes from these customers has not been materially impacted by the economic downturn. Although our backlog of scheduled work totaled $84.0 million at the end of our fiscal year 2009, our future business volumes could be impacted in the event that general economic conditions continue to decline and federal, state and commercial spending on vessel maintenance and repair decreases. Continued economic distress could have negative impacts on a variety of financial services that we utilize, including insurance and access to surety bonding capacity, and constrain our ability to secure adequate insurance and bonding capacity for our business and/or increase the cost of such security. As disclosed in Note 6 of the Notes to Consolidated Financial Statements (Item 8), the recent turmoil in the financial markets has had a negative impact on the value of the marketable securities held the Todd Shipyards Corporation Retirement System defined benefit plan (the "Plan"). In spite of these impacts, the Plan remained over funded at the conclusion of our fiscal year ending March 29, 2009. As a result, we do not anticipate needing to make additional contributions to the Plan to maintain its funded status in the immediate future. To date, the impact of the economic slowdown on our liquidity has been immaterial. During fiscal year 2009, our cash flows from operations were more than sufficient to fund our capital expenditures and dividends. As of March 29, 2009, our $10.0 million line of credit was 95% available. See Item 1A, Risk Factors, in this Form 10-K for additional discussion on the risks to our business associated with economic and financial market conditions.

SIGNIFICANT REVENUE CONTRACTS

We are the largest private shipyard in the Pacific Northwest and are engaged in the construction, repair, maintenance, and overhaul of commercial and government vessels. Our headquarters and shipyard are in Seattle, Washington on Harbor Island. We also have employees located on-site at Puget Sound Naval Shipyard ("PSNS") in Bremerton, Washington, off-site in Bremerton, and at the Naval Station in Everett, Washington. Our wholly owned subsidiary, Everett Shipyard, Inc., operates on a site leased from the Port of Everett, Washington.

The majority of our ship repair business is generated from long-term Government contracts, which typically fall into one of two broad categories:

Cost-Type Contracts - Cost-type contracts provide for reimbursement of the contractor's allowable direct and indirect costs incurred and allocable to the contract plus a fee that represents profit. Cost-type contracts generally require that the contractor use its best efforts to accomplish the scope of the work within a specified time frame and a stated cost.

Government cost-type contracts typically include the following negotiated cost elements: direct material, labor and subcontracting costs, and certain indirect costs including allowable general, administrative and manufacturing overhead costs. Costs billed to contracts with the Government are regulated by the requirements of the Federal Acquisition Regulations ("FAR") as allowable and allocable costs. Examples of costs we incur and do not bill to the US Government in accordance with the requirements of FAR and CAS include, but are not limited to: certain legal costs, stock compensation expense, lobbying costs, charitable donations, and advertising costs.

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

Award Fees

Certain contracts contain provisions consisting of award fees based on performance criteria such as cost, schedule, quality, management and effectiveness in meeting technical goals. Award fees are determined and earned based on the customer's subjective evaluation of our performance against such performance criteria.

Compliance and Monitoring

On a regular basis, we monitor our policies and procedures with respect to our contracts to ensure consistent application under similar terms and conditions as well as compliance with all applicable government regulations. In addition, the Defense Contract Audit Agency ("DCAA") routinely audits costs incurred and allocated to contracts with the Government. The Government has the ability to recover any costs which are improperly charged against or allocated to the contracts.

The table below summarizes status of our significant long-term contracts and a discussion of each contract follows. The amounts shown under Estimated Value of Contract are the estimated contract revenues at the inception of the contract.

	Contract	Customer	Contract Type	Vessel Type	Estimated Value of Contract
(1)	CMT	U.S. Navy	Cost-type	Frigates & Destroyers	$60 to $75 million
(2)	CVN	U.S. Navy	Cost-type	Aircraft Carriers	$133 million
(3)	POLARS	U.S. Coast Guard	Cost-type	Icebreakers	$29 million
(4)	HEALY	U.S. Coast Guard	Fixed-price	Icebreakers	$14 million
(5)	ELECTRIC BOAT	Electric Boat	Cost-type & Fixed-price	Submarines	$10 million
(6)	64-AUTO FERRY	Washington State Ferries	Fixed-price	Ferry	$66 million

(1) CMT - This five-year contract was first awarded in fiscal year 2001 for the repair and maintenance of all surface combatants (frigates and destroyers) stationed at the Naval Station in Everett. This cost-plus-award-fee contract was extended by approximately five years in September of 2005. We are the prime contractor and lead a team of subcontractors who at times may perform as much as half of the work. The work is done either at our Seattle shipyard or pier-side at the Naval Station in Everett. We perform the work under this contract at the option of the Navy, which has not established a dollar value for the work. However, we believe that the value over the five-year life of the contract may be approximately $60 million to $75 million if all options are exercised. There is no assurance that the Navy will exercise all options, in whole or in part.

(2) CVN - This five year contract was awarded in fiscal year 2009 and consists of multiple contract options for planned incremental availabilities ("PIAs"), docking planned incremental availabilities ("DPIAs") and continuous maintenance and upkeep for the USS Lincoln (CVN-72), USS Stennis (CVN-74), and other CVN class vessels when they are in Puget Sound for maintenance. The work includes all types of non-nuclear ship repair, alterations and maintenance. Our workforce accomplishes all on-board work at PSNS in Bremerton, Washington, or at the Naval Station in Everett. The work is performed under a cost-type award fee with performance incentive fee contract and represents the third long term contract for aircraft carrier maintenance awarded to us. Various regional suppliers and subcontractors support us in this effort

(3) USCG POLARS - This five-year, cost-plus incentive fee multi-ship multi-option contract with the Coast Guard, was awarded in 2009 for the overhaul and continued maintenance of the two Polar Class Icebreakers stationed in Seattle, Washington. The options call for planned maintenance availabilities ("PMAs") and docking planned maintenance availabilities ("DPMAs") for the Polar Star (WAGB-10) and Polar Sea (WAGB-11). The work to be performed includes availability planning and general ship maintenance and repairs as needed, with emphasis on propulsion and deck machinery work. There is no assurance that the Coast Guard will exercise all options, in whole or in part.

(4) USCG HEALY - This fixed price, four and one half year multi-option contract with the Coast Guard was awarded in 2006 and provides for the periodic pier-side maintenance of the USCGC Healy ("Healy") at the Coast Guard Integrated Support Center in Seattle, Washington.

(5) ELECTRIC BOAT - In fiscal year 2004, we entered into a contract with Electric Boat Corporation of Groton, Connecticut ("Electric Boat") to support Electric Boat's work on Trident submarines. We also began work on a follow-on contract to fabricate components and to accomplish associated steel outfitting, project management and quality assurance functions. This contract is associated with the structural retrofit work accomplished by Electric Boat on the USS Ohio (SSGN 726) and USS Michigan (SSGN 727) at PSNS. We performed fabrication work on the USS Ohio under a cost-type incentive fee contract with Electric Boat, and under a fixed price contract for the associated project management and quality assurance work. We completed work on this contract in the second quarter of fiscal year 2005. We performed work on the USS Michigan under a fixed price contract. In addition to Electric Boat's contract for the Trident's structural retrofit at PSNS, we entered into a contract to provide a number of repair and alteration services aboard the USS Ohio and USS Michigan at PSNS. Our contract with Electric Boat for work on the USS Ohio and USS Michigan was substantially completed in fiscal year 2007.

(6) WASHINGTON STATE FERRIES - On December 1, 2008 we were awarded a $65.5 million firm fixed price contract from WSF for the construction of one 64-auto ferry. The ferry, to be built in our Seattle shipyard, is scheduled to be delivered 18 months after the Notice to Proceed which was issued by WSF on January 5, 2009. The contract contains penalties for failing to deliver the ferry on time.

In July 2007, we, as prime contractor, commenced negotiations with WSF for the terms and conditions of a contract to build up to four 144-auto ferries. We concluded those negotiations and executed the prime contract with WSF in December 2007. The contract is issued in two parts. Part A provides for the design of the ferries and Part B will dictate the terms of the actual construction of the ferries. Part A of the contract, which was awarded for $2.3 million, is shared between us and our primary subcontractor, Guido Perla & Associates of Seattle, Washington, who will provide ferry design services. We reached agreement on the terms and conditions of a subcontract with Martinac Shipbuilding of Tacoma, Washington in December 2007 to be a subcontractor to us. Once the design and cost estimate are complete, we are contractually obligated to negotiate a price and delivery schedule for Part B of the contract, covering the construction of the ferries, with WSF. The timetable for the contract execution of Part B is dependent upon the availability of funds from WSF. There are no assurances that we will reach agreement with WSF on a price for construction of the ferries, a mutually acceptable delivery schedule, or that the necessary funding will be available from the State of Washington to build any or all of the ferries.

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

During the first half of fiscal year 2009, we recorded $46.8 million, or 41% of our full year revenue. Revenues in the second half of the year were higher than the first half due to higher volumes of both cost-type and fixed-price work. Revenues for the third and fourth quarters of the year were $66.7 million. Work volumes in the second half of the fiscal year increased due to planning activities for the upcoming repair availability on the USS Lincoln aircraft carrier, as well as repair work for WSF, the Coast Guard, and commercial vessel owners.

For the full year ended March 29, 2009, we recorded revenue of $113.5 million, a decrease of $25.7 million, or approximately 18%, from fiscal year 2008 revenue of $139.2 million. Fiscal year 2009 volumes included repair and overhaul work on the Pacific Glacier, USS Abraham Lincoln, USS Stennis, USS Ingraham, USCGC Polar Sea, USCGC Healy and several WSF ferries. Work also began on the construction of a new 64-auto ferry for WSF. The year on year revenue decrease from fiscal 2008 to fiscal 2009 is primarily attributable to the lack of a major aircraft carrier availability in 2009.

For the fiscal year ended March 29, 2009, we reported operating income of $3.5 million, which was $2.5 million less than operating income for the fiscal year ended March 30, 2008 of $6.0 million. The decrease in operating income for the fiscal year was primarily attributable to a $3.1 million reserve established during fiscal year 2009 and associated with questioned subcontractor costs, which is discussed further in Government Contracting (Item 7).

OPERATING INCOME BY CONTRACT TYPE

Cost-type contracts

During fiscal year 2009, we experienced lower work volumes related to cost-type contracts as compared to fiscal year 2008. Our direct labor hours decreased approximately 49% from fiscal year 2008 on cost-type contracts. The year on year decrease is primarily attributable to no major aircraft carrier availability in 2009. Operating income attributable to cost-type contracts decreased by approximately 101% from fiscal year 2008 to fiscal year 2009 primarily due to volume decreases and $3.1 million reserve associated with questioned subcontractor costs, which is discussed further in Government Contracting (Item 7). The primary factors that impact operating income on cost-type contracts are work volumes, allowability of costs, the timing of the award fees and our ability to manage project costs.

Fixed-price contracts

Work volumes on fixed-price contracts, as measured by direct labor hours, were approximately 28% lower in fiscal year 2009 as compared to the prior year. In 2009, we began one major new construction project, the 64-auto ferry project, which started in the last quarter of fiscal year 2009. In addition, significant overhaul and repair work on the Pacific Glacier occurred in 2009. In fiscal year 2008, we performed several large overhaul and repair projects including the NOAA Okeanos Explorer, USNS Salvor, USNS Flint, M/V Taku and USCG Healy. Operating income on fixed price projects increased by 240% from fiscal year 2008 to fiscal year 2009. The primary drivers of improved profitability in fiscal year 2009 on fixed-price contracts included improved control of material costs, improved change order management, productivity improvements and sub-contract management.

Time-and- materials contracts

The work we completed under time-and-materials contracts in fiscal year 2009 was 18% lower as compared to fiscal year 2008. Operating income on time-and-materials contracts decreased year on year by approximately 37% from fiscal year 2008 to fiscal year 2009. The year on year decrease in operating income was primarily associated with the decrease in work volumes and terms negotiated for change orders and labor costs.

CONSOLIDATED OPERATING RESULTS
(in thousands)	March 29, 2009		March 30, 2008			April 1, 2007
Revenue	$ 113,518	100%	$ 139,165	(1)	100%	$ 125,494	(1)	100%
Operating expenses:
Cost of revenue	76,554	67%	98,509		71%	90,754		72%
Administrative and MFG overhead	33,545	30%	34,771		25%	34,405		27%
Other insurance settlements	(90)	(0%)	(90)		(0%)	(86)		(0%)
Total operating expenses	110,009	97%	133,190		96%	125,073		100%
Operating Income	3,509	3%	5,975	(1)	4%	421	(1)	0%
Lease income	3,762	3%	4,271		3%	4,886		4%
Lease expense	(523)	(0%)	(1,157)		(1%)	(2,166)		(2%)
Other income, net	962	1%	794		1%	1,103		1%
Gain/(loss) on available-for-sale securities	47	0%	96		0%	621		0%
Income before income tax expense	7,757	7%	9,979	(1)	7%	4,865	(1)	4%
Income tax expense	(2,975)	(3%)	(3,394)	(1)	(2%)	(1,696)	(1)	(1%)
Net income	$ 4,782	4%	$ 6,585	(1)	5%	$ 3,169	(1)	3%

(1) Revised due to prior period corrections. See Note 20 of the Notes to Consolidated Financial Statements (Item 8).

REVENUES

Our revenues are primarily derived from work associated with individual and short duration repair events, some of which the Government exercises under its various multi-ship, multi-option contracts. We collect amounts from customers, which under common trade practices are referred to as sales taxes, and record these amounts on a net basis. We discuss many of the factors that influence our business volumes and revenues in Business (Item 1) and Risk Factors (Item 1A). These include, but are not limited to: general economic conditions; fluctuations in specific private sector customers' economic circumstances; the level of competition in the marketplace from domestic and international shipyards; our ability and willingness to compete for available projects; our capacity and capability to perform available work; the level of Government funding available for ship repair projects; the timing and duration of repair availabilities for Government vessels; Government decisions regarding the allocation of work between public and private shipyards; Government decisions regarding the volumes and types of work that will be solicited; and Government decisions regarding the specific contract vehicles that will be used to solicit work to private sector contractors. Consequently, revenues for any given period are not necessarily indicative of results that may be expected in any other period. We recognize revenue on the percentage-of completion method based upon the percentage of work completed to date compared to the estimate of total work at completion. When adjustments in contract value or estimated costs are determined, we generally reflect any changes from prior estimates in revenue in the current period using the cumulative catch-up method of accounting. As a result, our revenues in any given period may reflect the economic benefit or impact of changes in estimates in the current period for work performed in another period. For cost-type contracts with performance incentives or award fees, we only record revenue associated with incentives and award fees that we can be reasonably estimated in the current period. Conversely, incentives and award fees that we cannot reasonably estimate are recognized when awarded. As a result, our revenues in any given period may reflect incentive and award fee revenue associated with work that was performed in another period. For more information on our revenue recognition methods, see Note 1 of the Notes to Consolidated Financial Statements (Item 8).

2009 - We recorded revenues of $113.5 million during fiscal year 2009, a decrease of $25.7 million, or approximately 18%, from fiscal year 2008 when we reported revenues of $139.2 million. The decrease in total revenues was primarily due to the lack of a major aircraft carrier availability and lower new construction volumes as compared with fiscal year 2008. Fiscal year 2009 volumes included repair and overhaul work on the Pacific Glacier, USS Abraham Lincoln, USS Stennis, USS Ingraham, USCGC Polar Sea, USCGC Healy and several WSF ferries.

2008 - We recorded revenue of $139.2 million during fiscal year 2008, an increase of $13.7 million, or approximately 11%, from fiscal year 2007 when we reported revenue of $125.5 million. The increase in total revenues was primarily due to higher ship repair and new construction volumes on a range of projects including USS Stennis, USCGC Polar Sea, NOAA Okeanos Explorer, Excavator Barge, USNS Flint and USNS Salvor.

COST OF REVENUES

Our cost of revenues primarily consist of material costs, subcontractor costs, wages and related payroll benefits associated with our production staff, and depreciation and operating costs associated with our dry docks. We discuss many of the factors that influence our business profitability and cost of revenues in Business (Item 1) and Risk Factors (Item 1A). These include, but are not limited to: our willingness to accept lower profits in order to compete for available projects; our union and non-union wage structures; the mix of labor, materials and subcontractor costs on the projects we execute; our ability to formulate appropriate assumptions and produce reliable estimates for the work that we compete for and perform; our ability to perform at the costs estimated at the time of the original bid; our ability to recover customer initiated cost increases; the degree to which our business volumes adequately absorb costs (as cost of revenues) that would otherwise be recorded as manufacturing and administrative costs; our ability to negotiate Government cost-type reimbursement rates that adequately cover our indirect costs; our ability to effectively manage our operating costs and production efficiency; weather conditions which may benefit or hinder our work during any particular period; our ability to prevent labor actions and work stoppages; our exposure to commodity price fluctuations; and our ability to manage subcontractor performance. Consequently, our cost of revenue for any given period is not necessarily indicative of the cost of revenue that may be expected in any other period. When estimates of total costs incurred on a contract exceed estimates of total revenue to be earned, we record a provision for the entire loss on the contract as cost of revenue in the period the loss becomes evident. As a result, our cost of revenue in any given period may reflect the economic benefit or impact of changes in estimates of profit or loss for work that was or will be performed in another period. For more information on our revenue recognition methods, see Note 1 of the Notes to Consolidated Financial Statements (Item 8). Our cost of revenue as a percentage of revenue is affected by the factors that influence our revenues (as discussed above under "Revenues") as well as factors that influence our cost of revenue.

2009 - Cost of revenues for fiscal year 2009 were $76.6 million, which reflected a decrease of $22.0 million, or approximately 22%, from fiscal year 2008. This decrease was primarily attributable to a decrease in volumes in fiscal year 2009 compared to fiscal year 2008. Cost of revenues as a percentage of revenues was 67% and 71% for fiscal years 2009 and 2008, respectively. The decrease in cost of revenues as a percentage of revenue in fiscal year 2009 versus fiscal year 2008 was due to cost containment measures implemented by management which included staff reductions, enhanced subcontract management, and change order management improvements.

2008 - Cost of revenues for fiscal year 2008 were $98.5 million, which reflected an increase of $7.8 million, or approximately 9%, from fiscal year 2007. This increase was primarily attributable to an increase in volumes in fiscal year 2008 compared to fiscal year 2007. Cost of revenues as a percentage of revenues was 71% and 72% for fiscal years 2008 and 2007, respectively. The decrease in cost of revenues as a percentage of revenue in 2008 was primarily attributable to a greater share of our cost of revenues attributed to cost factors that generally command higher margins, and generally improved operating margins on fixed-price ship repair projects.

ADMINISTRATIVE AND MANUFACTURING OVERHEAD

Our administrative and manufacturing expenses primarily consist of wages and related payroll benefits for our internal administrative and production support employees. These expenses also include, but are not limited to: depreciation; telecommunications; material purchases and equipment rentals to support our production activities; employee training and development expenses; maintenance and lease expenses associated with our equipment and facilities; legal and accounting professional fees; insurance; business taxes; general corporate expenses; and other administrative and manufacturing expenses. We discuss many of the factors that influence our operating costs in Business (Item 1) and Risk Factors (Item 1A). These include, but are not limited to: our ability to effectively manage our operating costs; our union and non-union wage structures; our exposure to price fluctuations for purchased materials; the degree to which our business volumes are adequate to absorb costs (as cost of revenues) that would otherwise be recorded as administrative and manufacturing costs; and expenditures needed to ensure continuing service of our owned and leased machinery and equipment. Our administrative and manufacturing overhead includes a mix of fixed costs (e.g. depreciation, facility maintenance, and corporate administration costs), costs which are positively correlated with business volumes (e.g. labor and non-labor production support costs), costs which are negatively correlated with business volumes (e.g. production costs not fully absorbed by our business volumes in a given period), and costs which are variable but otherwise uncorrelated with business volumes (e.g. legal and environmental compliance costs). Consequently, our administrative and manufacturing overhead costs for any given period are not necessarily indicative of the costs that may be expected in any other period. Our manufacturing and administrative costs as a percentage of revenue are affected by the factors that influence our revenues (as discussed above under "Revenues") and the factors that influence our manufacturing and administrative costs.

2009 - Overhead costs for administrative and manufacturing activities for fiscal year 2009 were $33.5 million, which reflected a decrease of $1.2 million, or 4%, from fiscal year 2008. Administrative and manufacturing overhead as a percentage of revenue was approximately 30% and 25%, respectively, for fiscal years 2009 and 2008. The decrease in administrative and manufacturing overhead costs in fiscal year 2009 was primarily attributable to volume decreases from fiscal year 2008 to fiscal year 2009. The increase in administrative and manufacturing costs as a percentage of revenue was primarily driven by the fact that a significant portion of these costs are fixed.

2008 - Overhead costs for administrative and manufacturing activities increased by $0.4 million, or 1%, from fiscal year 2007. Administrative and manufacturing overhead expenses, as a percentage of revenue, were approximately 25% and 27% for fiscal years 2008 and 2007, respectively. The increase in administrative and manufacturing costs was primarily attributable to volume increases from fiscal year 2007 to fiscal year 2008. The decrease in administrative and manufacturing overhead costs as a percentage of revenue was primarily driven by the fact that a significant portion of these costs are fixed.

INVESTMENT AND OTHER INCOME

Our investment and other income primarily consists of income and expenses that are not associated with our core marine repair, construction or other industrial production activities. Our investment and other income includes, but is not limited to: income and expenses associated with our cash and securities holdings; losses associated with our securities holdings; interest expense on our borrowings; income and expense associated with facilities that we lease to outside parties; income and expense associated with scrap and salvage materials; reimbursement income from Medicare Part D; various expenses related to retirement benefits paid to certain former employees; and other non-production activities. We discuss many of the factors that influence our income and expense associated with non-production activities in Business (Item 1), Risk Factors (Item 1A), Quantitative and Qualitative Disclosures About Market Risk (Item 7A) and Note 1 of the Notes to the Consolidated Financial Statements (Item 8). These include, but are not limited to fluctuations in the general level of US interest rates, market risks and exposures inherent in our holdings of marketable securities, decisions by our Board of Directors that influence the volume and investment allocation of our cash and securities holdings, fluctuations in market prices for scrap and salvage material, and market demand for long and short term facility leases. Consequently, our investment and other income for any given period are not necessarily indicative of the investment and other income that may be expected in any other period.

2009 - Investment and other income in fiscal year 2009 was $4.2 million, which reflected an increase of $0.3 million, or approximately 8%, when compared to fiscal year 2008. The increase in investment and other income reported during fiscal year 2009 was due primarily to the continued lease of certain facilities and provision of related services to Kiewit-General in connection with their construction of the Hood Canal Floating Bridge.

2008 - Investment and other income for fiscal year 2008 increased from fiscal year 2007 by approximately $0.1 million or 2%. The increase in investment and other income reported during fiscal year 2008 was due primarily to the aforementioned lease arrangement with Kiewit-General.

GAIN (LOSS) ON SALE OF AVAILABLE-FOR-SALE SECURITIES

2009 - During fiscal year 2009, we reported a net gain of $47,000 on the sale of available for sale securities.

2008 - During fiscal year 2008, we reported a net gain of $96,000 on the sale of available-for-sale securities versus a net gain of $621,000 reported in fiscal year 2007. The $525,000 decrease in gains from 2007 to 2008 was primarily due to the sale of securities in fiscal year 2007 to fund an extraordinary cash dividend that resulted in the recognition of significant investment gains in the year.

INCOME TAXES

2009 - In fiscal year 2009, we recognized federal income tax expense of $3.0 million. This represents a decrease of $0.4 million in federal income tax expense when compared to fiscal year 2008. The effective income tax rates recorded in fiscal years 2009 and 2008 were 38.4% and 33.6% respectively. The drivers for the change in the effective income tax rates were the recording of a non-deductable excise tax of $0.5 million and a bad debt reserve of $0.3 million.

2008 - In fiscal year 2008, we recognized federal income tax expense of $3.4 million, an increase of $1.7 million when compared to fiscal year 2007. The effective income tax rates recorded in fiscal years 2008 and 2007 were 33.6% and 33.6%, respectively.

COMPREHENSIVE INCOME

We reported a comprehensive loss of $2.8 million for fiscal year 2009, which primarily consisted of net income of $4.8 million, less pension and other post retirement benefits adjustments, net of tax, of $7.8 million, and an unrealized gain on available-for sale securities of $0.2 million. For fiscal year 2008, we reported comprehensive income of $4.2 million, which primarily consisted of net income of $6.6 million, pension and other post retirement benefits adjustments of $2.5 million, and an unrealized gain on available-for sale securities of $0.1 million

We sponsor the Todd Shipyards Corporation Retirement System (the "Plan"), which is discussed in Note 6 of the Notes to Consolidated Financial Statements (Item 8). We measure the funded status of the Plan as the difference between the fair market value of the Plan assets and the Projected Benefit Obligation ("PBO"). As of March 29, 2009, the Plan assets exceeded the PBO by $7.9 million. This created a positive funded status, which was recognized as a non-current asset in the statement of financial position. SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans" ("SFAS 158"), also requires disclosures of the amount recognized in Accumulated Other Comprehensive Income ("AOCI"). These amounts consist of gains or losses, prior service costs or credits and transition obligations, or assets which have not yet been recognized in the net periodic benefit cost. For fiscal year 2009, the Plan reported a net loss of $21.2 million, primarily due to market conditions, and a prior service cost of $0.1 million, and we recognized a charge of $7.8 million in AOCI.

As of March 30, 2008, the Plan assets exceeded the PBO by $17.1 million. For fiscal year 2008, the Plan reported a net loss of $9.3 million and a prior service cost of $0.1 million.

We sponsor a retirement health care plan for certain retired administrative employees (the "Retiree Medical Plan"), which is discussed in Note 6 of the Notes to Consolidated Financial Statements (Item 8). We measure the funded status of the Retiree Medical Plan as the difference between the fair market value of Retiree Medical Plan assets and the Accumulated Post Benefit Obligation ("APBO"). As of March 29, 2009, the APBO exceeded Retiree Medical Plan assets by $9.9 million. This created a negative funded status, which is recognized as a noncurrent liability in the statement of financial position. SFAS 158 requires disclosure of the amounts recognized in AOCI. These amounts consist of gains or losses, prior service costs or credit and transition obligations or assets, which have not yet been recognized in the net periodic benefit costs. For the year ending March 29, 2009, the Retiree Medical Plan reported a net gain of $4.6 million, which was recognized in AOCI.

As of March 30, 2008, the APBO exceeded Retiree Medical Plan assets by $10.7 million. For the year ending March 30, 2008, the Retiree Medical Plan reported a net gain of $4.5 million which was recognized in AOCI.

CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

As of March 29, 2009 and March 30, 2008 our cash, cash equivalents, and marketable securities primarily consisted of cash, government and government agency securities, money market funds and other investment grade securities. We record such amounts at fair value.

Effective April 1, 2008, we adopted SFAS No. 157, "Fair Value Measurements," which clarifies the definition of fair value, prescribes methods of measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

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

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as of March 29, 2009:

(in thousands of dollars)	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value

Cash	$ 3,487	-	-	-	$ 3,487
Money Market Funds	-	1,064	-	-	1,064
US Government and Agency Securities	-	1,465	11,916	-	13,381
Corporate Debt Securities	-	-	5,622	-	5,622
Total	$ 3,487	$ 2,529	$ 17,538	$ -	$ 23,554

BACKLOG

At March 29, 2009, our backlog consisted of approximately $84.0 million of ship repair, maintenance, new construction and conversion work. This compares with backlogs of approximately $12.0 million and $36.0 million at March 30, 2008 and April 1, 2007, respectively. Our backlog was primarily attributable to firm repair, maintenance, new construction and conversion work scheduled for completion during fiscal year 2010 and 2011. The increase in backlog was due primarily to the award of a contract to build one new 64-auto ferry for WSF and a repair availability on the USS Lincoln that will start in the first quarter of fiscal year 2010.

Since work under our Navy and Coast Guard multi-year maintenance contracts are at the option of the Navy and the Coast Guard, we cannot provide assurance as to the timing or level of work that we may perform under these contracts. Therefore, projected revenues from these contracts are not included in our backlog until the customers exercise the contract options.

ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

We provided total aggregate reserves of $11.1 million as of March 29, 2009 for our contingent environmental and bodily injury liabilities. Due to the complexities and extensive history of our environmental and bodily injury matters, the amounts and timing of future expenditures is uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on our financial position, cash flows or results of operations.

We have various insurance policies and agreements that provide coverage of the costs to remediate environmental sites and for the defense and settlement of bodily injury cases. These policies and agreements are primarily with two insurance companies. Based upon the current credit ratings of both of these companies, we anticipate that both parties will be able to perform under their respective policy or agreement. As of March 29, 2009, we recorded an insurance receivable of $9.0 million to reflect the contractual arrangements with the insurance companies to share costs for certain environmental and other matters.

Included in the reserves are estimated final sediment remediation costs for Harbor Island of $2.0 million that we expect to occur within the next 15 years after certain piers reach the end of their useful lives. We reflect these costs in our balance sheet under Environmental and Other Reserves. Similarly, we reflect the insurance receivable of $2.0 million relating to these reserves in our balance sheet under Insurance Receivable.

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

In the fourth quarter of fiscal year 2001, we entered into a 30-year agreement with an insurance company that will provide us with broad-based insurance coverage for the remediation of our operable units at the Harbor Island Superfund Site. Additionally, we entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Shipyard property that would require environmental remediation.

In fiscal year 2009, we spent $0.1 million for environmental site remediation. All of these costs are reimbursable through our insurance coverage. Expenses for environmental remediation directed by our management and performed by third party vendors are paid directly to the third party vendors under our insurance policies. Most of our environmental site remediation expenditures in fiscal year 2009 were related to the Harbor Island Site.

We spent approximately $0.2 million on environmental site remediation in fiscal year 2008. We received reimbursement for all of these costs through our insurance coverage. In fiscal year 2008, there were no third party remediation costs. Most of our environmental site remediation expenditures in fiscal year 2008 were related to the Harbor Island Site.

PAST ACTIVITIES - ASBESTOS AND RELATED CLAIMS

We are named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at our Seattle shipyard and closed former facilities.

In addition to us, the cases generally include other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers as defendants, and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. We assess claims as they are filed and as the cases develop, dividing them into two different categories based on severity of illness. Based on current fact patterns, we categorize certain diseases including mesothelioma, lung cancer and fully developed asbestosis as "malignant" claims. We categorize all other claims of a less medically serious nature as "non-malignant." We are currently defending approximately 12 "malignant" claims and approximately 523 "non-malignant" claims.

The relief sought in all cases varies greatly by jurisdiction and claimant. Included in the approximate 457 cases open as of March 29, 2009 are approximately 535 claimants. The exact number of claimants is not determinable as approximately 82 of the open cases include multiple claimant filings against 20-100 defendants. The filings do not indicate which claimants allege liability against us. Considering known facts, the previously stated 535 claimants is our best estimate.

Approximately 217 cases do not assert any specific amount of relief sought.

Approximately 153 cases assert on behalf of each claimant a claim for compensatory damages of $2 million and punitive damages of $20 million against 20-100 defendants. Approximately 37 cases assert $5-20 million in compensatory and $5-20 million in punitive damages on behalf of each claimant against 20-100 defendants. Approximately 46 cases assert $1-5 million in compensatory and $5-10 million in punitive damages on behalf of each claimant against 20-100 defendants. Approximately 4 cases seek compensatory damages of less than $1 million per claim. The claims involved in the foregoing cases do not specify against which defendants made which claims or alleged dates of exposure.

Based upon settled or concluded claims to date, we have not identified any correlation between the amount of the relief sought in the complaint and the final value of the claim. We and our insurers and we are vigorously defending these actions.

Bodily injury reserves decreased from $5.4 million at March 30, 2008 to $5.0 million at March 29, 2009. Bodily injury insurance receivables also decreased from $4.0 million at March 30, 2008 to $3.8 million at March 29, 2009. We classified these bodily injury liabilities and receivables within our consolidated balance sheets as environmental and other reserves, and insurance receivables, respectively.

We entered into agreements with several of our insurers to provide coverage for a significant portion of settlements and awards related to these bodily injury claims. These agreements have aggregate limits on amounts to be paid overall and formulas for amounts of payment on individual claims. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims. The two most significant agreements provide coverage applicable to claims of exposure to asbestos occurring between 1949 and 1976 and occurring between 1976 through 1987. Insurance coverage for exposures to asbestos was no longer available from the insurance industry after 1987. Due to changes in federal regulations in the 1970s that resulted in the swift decline in commercial and military application of asbestos and increased regulation over the handling and removal of asbestos, there exists minimal risk of claims arising from exposure after 1987. We utilize contractual formulas to determine the amount of coverage from each agreement on each claim settled or litigated. Once the initial date of alleged exposure to asbestos becomes evident, all contractual years subsequent to that date participate in the settlement. Since all known claims involve alleged exposure prior to 1976, the 1976 through 1987 agreement will participate in the settlement or judgment of all outstanding claims that are settled or litigated. As a result and as further discussed below, the 1976 through 1987 agreement will exhaust prior to the 1949 through 1976 agreement. Based on historical claims settlement data only, we project that at March 29, 2009, the 1949 through 1976 agreement will provide coverage for an additional 21.6 years and the 1976 through 1987 agreement will provide coverage for an additional 2.1 years. At March 30, 2008, we projected that these agreements would provide coverage for an additional 21.7 years and 2.8 years, respectively. We resolved 8 malignant claims in 2009 compared with 6 in 2008 and 19 in 2007. If historical settlement patterns or the rate of filing for new cases change in future periods, these estimated coverage periods could be shorter or longer than anticipated. Moreover, if one or both of these coverages are exhausted at some future date, our costs related to subsequent claims and for legal expenses previously covered by these insurance agreements may increase.

Due to uncertainties of the number of cases, the extent of alleged damages, the population of claimants and size of any awards and/or settlements, there can be no assurance that the current reserves will be adequate t o cover the costs of resolving the existing cases. Additionally, we cannot predict the eventual number of cases filed against us, or their eventual resolution, and do not include the reserve amounts for cases filed in the future. However, it is probable that if future cases are filed against us they will result in additional costs arising either from their share of costs under current insurance arrangements in place or due to the exhaustion of such coverage. We review the adequacy of existing reserves periodically based upon developments affecting these claims, including new filings and resolutions, and adjust the reserve and related insurance receivable as appropriate.

As we are not able to estimate our potential ultimate exposure for filed and un-filed claims against us, we cannot predict whether the ultimate resolution of the bodily injury cases will have a material effect on our results of operations or stockholders' equity.

GOVERNMENT CONTRACTING

We previously reported that we received notice from the Defense Contract Audit Agency ("DCAA") questioning the reasonableness of a payment to one of our subcontractors on the 2005 dPIA of the aircraft carrier USS John C. Stennis. During the first quarter of our fiscal year 2009 the DCAA issued its final report disapproving $3.1 million of costs related to payments made to the subcontractor and costs incurred by us to perform work which was contracted to the subcontractor. The Navy contracting officer then issued the decision to disallow the costs and withhold the above stated amount from payments due on our current contracts with the Navy. In response, we filed a Request for Equitable Adjustment ("REA") with the Navy contracting officer to allow the $3.1 million in incurred costs. In the event of an unfavorable decision on our REA we will file an appeal to the Armed Services Board of Contract Appeals or directly to federal court. We established a reserve for this item in the amount of $3.1 million and booked the resulting transaction as a reduction in revenue in the first quarter of fiscal year 2009. The Navy collected the entire amount in the second quarter of fiscal year 2009 through the non-payment of other outstanding project receivables. We continued to meet with the Navy in the third quarter of 2009 and the Navy agreed to return the $3.1 million while they considered our REA. We agreed to supply additional information to the Navy to assist in the resolution of the REA which we have now accomplished. We re-billed the Navy for the $3.1 million outstanding and the Navy paid the invoices in the third quarter of fiscal year 2009. There are no assurances that the Navy will agree with our REA. Our current financial statements continue to reflect a reserve in billings in excess of sales for the $3.1 million at issue.

The Navy's Puget Sound contracting office has notified us of several instances of potential noncompliance with the Cost Accounting Standards ("CAS") relating to our Planned Incremental Availability ("PIA") contract to perform repair work on the aircraft carriers located in the Puget Sound. The instances under review primarily focus on our long standing allocation methods applicable to other Navy contracts and the degree to which indirect costs are allocated to work performed under our PIA contract. We believe that we have valid positions and defenses to the findings of potential noncompliance and we are responding to the notification in an effort to resolve the matter prior to action by the Navy to determine that noncompliance exists. We have submitted proposals for consideration by the Navy to resolve outstanding issues but have not received a response. An unfavorable outcome in this matter could have a significant impact on our cost structure with the Navy and, depending upon the scope of any retroactive relief sought by the Navy, could be material in the period recorded. At this time, we are unable to estimate our potential exposure for this item and have not established a reserve.

OTHER RESERVES

During the first quarter of fiscal year 2004, we recorded a reserve of $2.5 million related to the unanticipated bankruptcy of one of our previous insurance carriers. The remaining balance as of March 29, 2009 was $1.5 million. The reserve, which reflects our best estimate of the known liabilities associated with unpaid workers compensation claims arising from the two-year coverage period commencing October 1, 1998, is subject to change as additional facts are uncovered. These claims have reverted to us due to the liquidation of the insurance carrier. Although we expect to recover at least a portion of these costs from the liquidation and other sources, we cannot currently estimate the amount and the timing of any such recovery and therefore no estimate of amounts recoverable is included in the current financial results. Since establishing the reserve, we made claims payments of approximately $0.1 million in each of fiscal years 2009, 2008 and 2007, and charged such payments against the reserve. It is unlikely that any distribution from the liquidation will occur in the next 12 months.

During our third quarter ended December 28, 2008, we discovered an error in how we reported several funds that were held by one of our health insurance carriers. These funds were held in a premium stabilization fund account (the "PSF Account") and an incurred but not reported claims reserve account (the "IBNR Reserve"). Although these funds were not previously reported on our balance sheet, we determined that they are reportable assets and that their value should be included in our consolidated financial statements. We also determined that the annual amounts transferred in prior periods from the Todd Shipyards Corporation Retirement System defined benefit plan (the "Plan") to fund health benefits retired employees did not consider the funds available in the PSF account and the IBNR reserve. We calculated the amount to transfer from the Plan based on the requirements provided by Section 420 of the Internal Revenue Code. We are still determining any potential tax implications for this matter and have booked a reserve for excise tax of $0.5 million dollars during the fourth quarter of fiscal year 2009. None of the adjustments were material to any prior period and do not impact comparability. For further discussion and quantification of changes, refer to Correction of Prior Period Misstatements (Note 20).

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL

The following table presents information about our cash and securities balances (as of fiscal year end), sources and uses of cash (for the respective fiscal years) and working capital balances (as of fiscal year end):

(In thousands)	March 29, 2009	March 30, 2008	April 1, 2007
Cash and cash equivalents	$ 4,551	$ 12,600	$ 2,908
Securities available-for-sale	$ 19,003	10,655	15,416
Total	$ 23,554	$ 23,255	$ 18,324

Net cash provided by (used in):
Operating activities	$ 11,575	$ 10,675	$ 1,489
Investing activities (1)	$ (18,449)	$ 2,294	$ 18,921
Financing activities	$ (1,175)	$ (3,277)	$ (24,083)

Capital expenditures	$ 2,519	$ 2,774	$ 6,463

Dividends paid	$ 1,151	$ 2,826	$ 25,465

Working capital	$ 28,100	$ 34,244	$ 26,777

(1) Investing activities for 2009 included the purchase of Everett Shipyard.

Our primary sources of liquidity are cash from operations and investments in securities. We expect that the principal use of funds for the foreseeable future will be for working capital, capital expenditures and dividends to shareholders. The primary drivers of cash flow are operating profit on contracts, timing of invoicing, which is based on contract terms, and timing of capital acquisitions.

At March 29, 2009 our cash and cash equivalents, and securities available-for-sale balances were $4.6 million and $19.0 million, respectively, for a total of $23.6 million. At March 30, 2008 our cash and cash equivalents, and securities available for sale balances were $12.6 million and $10.7 million, respectively, for a total of $23.3 million. The total year on year is primarily due to cash generated from operations.

We anticipate that our cash, cash equivalents and marketable securities position, anticipated fiscal year 2010 cash flow, access to credit facilities and capital markets, taken together, will provide sufficient liquidity to fund operations for fiscal year 2010. Accordingly, we expect to finance shipyard capital expenditures and operations from existing working capital. A change in the composition or timing of projected work could cause planned capital expenditures and shipyard repair and maintenance expenditures to change.

During the first quarter of fiscal year 2009, we purchased ESY, which was funded with cash balances and the sale of available for sale securities.

In the long-term, our liquidity could be impacted by default of our insurers on environmental or bodily injury claims. However, we anticipate that we will meet our long-term liquidity needs due to our available cash reserves, ability to generate profits and debt financing.

NET CASH PROVIDED BY OPERATING ACTIVITIES

2009 - Net cash provided by operating activities was $11.6 million for the fiscal year ended March 29, 2009. This reflects a $0.9 million, or approximately 8%, increase from net cash provided by operating activities in fiscal year 2008. The increase was primarily attributable to an increase in accounts payable and billings in excess of sales, offset by an increase in accounts receivable, compared to fiscal year 2008.

2008 - Net cash provided by operating activities was $10.7 million for the year ended March 30, 2008. This represents a $9.2 million increase from net cash provided by operating activities in 2007. The increase was primarily attributable to an increase in customer cash receipts in 2008 compared to 2007 as seen in the cash collections on the statement of cash flows. Increases in cash receipts are driven by timing differences between billing and payment cycles, by contract terms for when work can be invoiced, profitability of work performed and increased work volumes in fiscal year 2008 compared with the prior year.

INVESTING CASH FLOWS

2009 - For the year ended March 29, 2009 net cash used by investing activities was $18.4 million and consisted primarily of the purchase of $18.1 million of marketable securities, the sale of $2.5 million of marketable securities, the maturity of $7.5 million of marketable securities and the $7.9 million purchase of ESY.

2008 - Net cash provided by investing activities was $2.3 million for the year ended March 30, 2008 and consisted primarily of the purchase of $9.3 million of marketable securities, the sale of $6.8 million of marketable securities and the maturity of $7.5 million of marketable securities.

FINANCING ACTIVITIES

2009 - Net cash used in financing activities for fiscal year 2009 was $1.2 million. This consisted primarily of normal dividends paid on common stock of $1.2 million.

2008 - Net cash used in financing activities for fiscal year 2008 was $3.3 million. This consisted primarily of normal dividends paid on common stock of $2.8 million.

Credit Facility

Shortly after the end of fiscal year 2008, we renewed our $10.0 million revolving credit facility. As of March 29, 2009, we have a letter of credit outstanding of $0.5 million, reducing our available credit facilities to $9.5 million. The credit facility, which is renewable on a bi-annual basis, provides us with adequate flexibility in funding our operational cash flow needs. Borrowings on the line of credit have an interest rate, at management's discretion, of either the prime rate or LIBOR rate plus 1.5%. Furthermore, we have certain financial debt covenants that we must meet in order to maintain this line of credit. We are in compliance with all debt covenants as of fiscal year end 2009. We had no outstanding borrowings as of March 29, 2009 and March 30, 2008.

Stock Repurchase

During fiscal year 2009, we did not repurchase any stock. We held 6,062,234 shares of treasury stock as of March 29, 2009.

Off Balance Sheet Arrangements

We do not engage in off balance sheet financing transactions.

CONTRACTUAL OBLIGATIONS

The following table presents information about our future contractual obligations as of March 29, 2009 based on the timing of future cash payments (in thousands):

	Total Amount Committed	Less than one year	One to three years	Three to five years	Beyond five years
Operating leases	$ 8,745	$ 1,190	$ 1,281	$ 1,048	$ 5,226
Other long-term liabilities*	41,588	2,607	12,745	10,482	15,754
	$ 50,333	$ 3,797	$ 14,026	$ 11,530	$ 20,980

* This represents other long-term liabilities on our balance sheet, including the current portion of long-term liabilities. Our estimates of the projected timing of cash flows associated with these obligations are largely based on historical experience. The amount also includes all liabilities under our environmental reserves, which we discuss in the Notes to Consolidated Financial Statements (Item 8) and all liabilities under our retirement plans, which we discuss in the Notes to Consolidated Financial Statement (Item 8).

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS

Our significant accounting policies are outlined in Note 1 to the Consolidated Financial Statements (Item 8). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as the disclosure of contingent assets and liabilities. As part of our oversight responsibilities, management evaluates the propriety of our estimates, judgments, and accounting methods as new events occur. Management believes that our policies, judgments, and assessments are consistently applied in a manner that provides the reader of our financial statements with a fair presentation of information, in all material respects, in accordance with accounting principles generally accepted in the United States of America. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis, including those related to long-term contracts and projects, income taxes, pensions and other post retirement benefits, workers' compensation, warranty obligations, environmental and bodily injury reserves, other reserves, inventory, contingencies and litigation. Actual results may differ from the estimates under different assumptions or conditions.

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

The percentage-of-completion method of accounting involves the use of multiple estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes or work delays. Contract estimates involve various assumptions and projections relative to the future outcome of events over a period of several months or years, including future labor productivity and availability, the complexity and nature of the work to be performed, the cost and availability of materials, the impact of delayed performance, the impact of weather conditions, the impact of timing of deliveries and the impact of late or early arrival of vessels. We use our best judgment to predict the impact to the profitability of the work. Management bases its estimates on actual past performance of similar projects and our anticipated performance on these projects. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts.

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

Loss Provisions

When estimates of total costs incurred on a contract exceed estimates of total revenue to be earned, we record a provision for the entire loss on the contract as cost of revenues in the period the estimated loss becomes evident. We recognize a potential loss on a claim only when we can reasonably estimate the amount of the claim and management considers that the claim loss is probable. Anticipated losses cover all costs allocable to the contracts, including manufacturing overhead. In evaluating these criteria, we consider the contractual and legal basis for the claim, the cause of the additional cost incurred, the reasonableness of the costs and the objective evidence to support the claim.

Fixed-Price Contracts

We perform a substantial share of our work on a fixed-price basis. Under fixed-price contracts, we execute work on a lump sum basis under which we are at risk that we may not be able to perform all of the work profitably for the specified contract amount. We bear the risk of increases in costs due to inflation, inefficiency, faulty estimates, and labor productivity, unless otherwise provided for in the contract. We track information about the bid process and the historical results of prior fixed-price contracts, evaluate the availability of materials and labor and other factors on an ongoing basis. We use our best judgment to predict the impact to the profitability on the work. A significant change in one or more of these estimates could affect the reported or future profitability of one or more of our contracts.

Claims

We recognize revenue from claims as either income or as an offset against a potential loss when the amount of the claim is known and is realizable. In evaluating these criteria, we consider the contractual and legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim.

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

ENVIRONMENTAL REMEDIATION, BODILY INJURY, OTHER RESERVES AND INSURANCE RECEIVABLE

We face potential liabilities in connection with the alleged presence of hazardous waste materials at the Shipyard and at several sites we allegedly used for disposal of alleged hazardous waste. We are also named as a defendant in a number of civil actions alleging damages from past exposure to toxic substances, generally asbestos, at former facilities that are now closed. At March 29, 2009, we maintained aggregate reserves of $11.1 million for pending claims and assessments relating to these environmental matters, including $5.1 million associated with our Seattle shipyard and $5.0 million for asbestos or bodily injury related claims.

We have various insurance policies and agreements that provide coverage on the costs to remediate these environmental sites and for the defense and settlement of bodily injury claims. At March 29, 2009, we recorded an insurance receivable of $9.0 million relating to these environmental and bodily injury matters, including $5.2 million associated with our Seattle shipyard and $3.8 million for bodily injury related claims. We accrue for the estimated ultimate liability for incurred losses, based on historic trends modified, if necessary, by recent events. Changes in our loss assumptions caused by changes in actual experience would result in a change in our assessment of the ultimate liability that could have a material effect on our operating results and financial position.

Included in the reserves are estimated final sediment remediation costs for Harbor Island of $2.0 million that we expect to occur within the next 15 years after certain piers reach the end of their useful lives. We reflect these costs in our balance sheet under Environmental and Other Reserves. Similarly, we reflect the insurance receivable of $2.0 million relating to these reserves in our balance sheet under Insurance Receivable.

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

PENSION ASSET AND ACCRUED POST RETIREMENT HEALTH BENEFITS

The accounting for employee pension and other post retirement benefit costs and obligations requires us to provide reasonable assumptions about the future. Actuaries use our assumptions in combination with actuary-defined assumptions to estimate net costs and liabilities. These assumptions include discount rates, health care cost trends, inflation rates, long-term rates of return on plan assets, retirement rates, mortality rates and other factors. Key assumptions relate to the interest rates used to discount estimated future liabilities, the number of recipients remaining in the plan receiving benefits and the projected long-term rates of return on the plan assets. We base these assumptions on historical results, the current environment, and reasonable expectations of future events. While we believe the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect pension and other post retirement benefits costs and obligations. Our key assumptions relate to the interest rates used to discount estimated future liabilities and projected long-term rates of return on plan assets. We determine the discount rate used each year based on the rate of return currently available on a portfolio of high-quality fixed-income investments with a maturity consistent with the projected benefit payout period. We determine the long-term rate of return on assets based on historical returns and current and expected asset allocation strategy. These estimates are based on our best judgment, including consideration of current and future market conditions. In the event a change in any assumption is warranted, future pension and post-retirement benefits costs could increase or decrease.

The Todd Shipyards Corporation Retirement System (the "Plan") was amended as of April 6, 2007, to freeze membership in the Plan effective for new hires and employees transferring from union to non-union employment status on and after April 10, 2007, and to provide that employees rehired on and after April 10, 2007, are ineligible to accrue benefits on and after that date. See Note 6 of the Notes to Consolidated Financial Statements (Item 8) for more information regarding costs and assumptions for employee pension and other post retirement benefits and the future impact of changes in key assumptions.

(In thousands)	Other Post Retirement Benefits
	2009	2008
Health care cost trend sensitivity analysis
Effect of a 1% increase in the health care cost trend on:
Service cost plus interest cost	$ 32	$ 31
Accumulated post retirement benefit obligation	$ 663	$ (717)
Effect of a 1% decrease in the health care cost trend on:
Service cost plus interest cost	$ (29)	$ (28)
Accumulated post retirement benefit obligation	$ 596	$ (645)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We do not own any derivative financial instruments as of March 29, 2009 nor do we presently plan to in the future. However, we are exposed to interest rate risk. Our interest income is most sensitive to changes in the general level of US interest rates. In this regard, changes in US interest rates affect the interest earned on our cash equivalents and certain marketable securities. Our marketable securities are also subject to the inherent market risks and exposures of the underlying debt and equity securities in both US and foreign markets. We employ established policies and procedures to manage our exposure to changes in the market risk of our marketable securities. We believe that the risk associated with interest rate and market fluctuations related to these marketable securities is not a material risk based on a 1% sensitivity analysis.

We are exposed to potential interest rate risk on our revolving credit facility. Interest charged on our credit facility is based on the prime lending rate, which may fluctuate based on changes in market interest rates. Increases in the prime lending rate could increase our borrowing costs under our existing credit facility. We believe that the risk associated with interest rate fluctuations related to our credit facility is not material.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF GRANT THORNTON LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Shareholders

Todd Shipyards Corporation

We have audited the accompanying consolidated balance sheets of Todd Shipyards Corporation and subsidiaries ("Todd Shipyards Corporation") as of March 29, 2009 and March 30, 2008, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended March 29, 2009. Our audits of the basic consolidated financial statements include the financial statement schedule listed in the index appearing under Item 15(a). These financial statements and financial statement schedule are the responsibility of Todd Shipyards Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Todd Shipyards Corporation and subsidiaries as of March 29, 2009 and March 30, 2008, and the results of its operations and its cash flows for each of the three years in the period ended March 29, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Todd Shipyards Corporation and subsidiaries' internal control over financial reporting as of March 29, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 8, 2009 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Seattle, Washington

June 8, 2009

REPORT OF GRANT THORNTON LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

Todd Shipyards Corporation

We have audited Todd Shipyards Corporation and subsidiaries' ("Todd Shipyards Corporation") internal control over financial reporting as of March 29, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Todd Shipyards Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on Todd Shipyards Corporation's internal control over financial reporting based on our audit.

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

In our opinion, Todd Shipyards Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 29, 2009, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Todd Shipyards Corporation and subsidiaries as of March 29, 2009 and March 30, 2008 and related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended March 29, 2009 and our report dated June 8, 2009 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Seattle, Washington

June 8, 2009

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

/s/ Stephen G. Welch
Stephen G. Welch
President and Chief Executive Officer

/s/ Berger A. Dodge
Berger A. Dodge
Chief Financial Officer

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
March 29, 2009 and March 30, 2008
(in thousands of dollars, except for share data)
	2009	2008

ASSETS
Cash and cash equivalents	$ 4,551	$ 12,600
Securities available-for-sale	19,003	10,655
Accounts receivable
U.S. Government	5,035	5,259
Other, net	8,878	4,480
Costs and estimated profits in excess of billings on incomplete contracts	12,326	10,945
Inventory	1,523	1,580
Insurance receivable	382	217
Other current assets	3,457	4,682	(1)
Deferred taxes	66	526
Total current assets	55,221	50,944
Property, plant and equipment, net	32,045	30,161
Restricted cash	3,807	3,783
Deferred pension assets	7,942	17,052
Insurance receivable	8,622	8,850
Intangible assets, net	1,859	-
Goodwill	1,109	-
Other long-term assets	3,635	1,816
Deferred taxes	-	-
Total assets	$ 114,240	$ 112,606
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accruals	$ 13,403	$ 8,537
Reserve for contract loss	-	182
Accrued payroll and related liabilities	2,142	2,002
Billings in excess of costs and estimated profits on incomplete contracts	8,619	3,717
Environmental and other reserves	382	217
Taxes payable other than income taxes	1,376	1,615
Income taxes payable	1,199	430	(1)
Total current liabilities	27,121	16,700
Environmental and other reserves	10,703	11,187
Accrued post retirement health benefits	8,701	9,504
Deferred taxes	266	4,061
Other non-current liabilities	2,413	2,358
Total liabilities	49,204	43,810
Stockholders' equity
Common stock $.01 par value, authorized 19,500,000 shares,
issued 11,828,305 shares in 2009 and 11,828,305 in 2008, and outstanding
5,766,071 in 2009 and 5,757,621 in 2008	118	118
Paid-in capital	38,690	38,537
Retained earnings	80,961	77,330	(1)
Accumulated other comprehensive loss	(10,806)	(3,201)
Treasury stock (6,062,234 shares in 2009 and 6,070,684 shares in 2008)	(43,927)	(43,988)
Total stockholders' equity	65,036	68,796
Total liabilities and stockholders' equity	$ 114,240	$ 112,606

(1) Revised due to prior period corrections. See Note 20 of the Notes to Consolidated Financial Statements (Item 8).

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years Ended March 29, 2009, March 30, 2008 and April 1, 2007

(in thousands, except for share data)
	2009	2008		2007
Revenues	$ 113,518	$ 139,165	(1)	$ 125,494	(1)
Operating expenses
Cost of revenues	76,554	98,509		90,754
Administrative and manufacturing overhead	33,545	34,771		34,405
Other insurance settlements	(90)	(90)		(86)
Total operating expenses	110,009	133,190		125,073

Operating income	3,509	5,975	(1)	421	(1)
Investment and Other Income
Lease income	3,762	4,271		4,886
Lease expense	(523)	(1,157)		(2,166)
Other income, net	962	794		1,103
Gain on available-for-sale securities	47	96		621
Total Investment and Other income	4,248	4,004		4,444
Income before income taxes	7,757	9,979	(1)	4,865	(1)
Income tax expense	(2,975)	(3,394)	(1)	(1,696)	(1)
Net income	$ 4,782	$ 6,585	(1)	$ 3,169	(1)

Net income per Common Share
Basic	$ 0.83	$ 1.16		$ 0.57	(1)
Diluted	$ 0.83	$ 1.16		$ 0.55

Dividends declared per Common Share	$ 0.20	$ 0.40		$ 0.60
Extraordinary dividends declared per Common Share	$ -	$ -		$ 4.00

Weighted Average Shares Outstanding
Basic	5,764	5,684		5,601
Diluted	5,780	5,687		5,717

(1) Revised due to prior period corrections. See Note 20 of the Notes to Consolidated Financial Statements (Item 8).

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 29, 2009, March 30, 2008 and April 1, 2007

(in thousands)

	2009	2008		2007
OPERATING ACTIVITIES
Net income	$ 4,782	$ 6,585	(1)	$ 3,169
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,619	4,619		4,250
Loss (gain) on disposal of fixed assets	(52)	(3)		30
Realized gain on available-for-sale securities	(47)	(96)		(621)
Other-than temporary loss on securities available-for-sale				-
Pension expense (benefit)	(2,770)	(125)		856
Post retirement health benefit	(678)	(684)		(361)
Deferred income tax expense (benefit)	661	827		(368)
Tax benefit from exercise of stock options	-	-		80
Stock based compensation	183	125		26
Changes in operating assets and liabilities
Accounts receivable	(3,292)	734		59
Costs and estimated profits in excess of billings on incomplete contracts	(697)	7,359		(5,694)
Inventory	82	(62)		(109)
Insurance receivable	63	428		1,873
Other assets	(859)	1,566		(2,370)
Accounts payable and accruals	4,304	(8,767)		2,330
Accrued payroll and related liabilities	140	(140)		(580)
Forward contract loss reserve	(182)	(1,791)		1,973
Billings in excess of costs and estimated profits on incomplete contracts	4,902	1,274		(1,136)
Environmental and other reserves	(319)	(582)		(2,173)
Income taxes payable	769	(686)	(1)	542
Other liabilities	(34)	94		(287)
Net cash provided by operating activities	11,575	10,675		1,489
INVESTING ACTIVITIES
Purchases of marketable securities	(18,055)	(9,274)		(999)
Sales of marketable securities	2,485	6,824		22,328
Maturities of marketable securities	7,482	7,500		4,000
Proceeds from disposal of fixed assets	106	18		55
Capital expenditures	(2,519)	(2,774)		(6,463)
Payments for acquisition	(7,948)	-		-
Net cash provided by (used in) investing activities	(18,449)	2,294		18,921
FINANCING ACTIVITIES
Restricted cash	(24)	(451)		(26)
Proceeds from exercise of stock options	-	-		1,408
Dividends paid on common stock	(1,151)	(2,826)		(25,465)
Net cash used in financing activities	(1,175)	(3,277)		(24,083)
Net increase (decrease) in cash and cash equivalents	(8,049)	9,692		(3,673)
Cash and cash equivalents at beginning of year	12,600	2,908		6,581
Cash and cash equivalents at end of the year	$4,551	$12,600		$2,908

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$ 1,780	$ 1,980		$ 1,600

Supplemental disclosures of non-cash information:
Liability for capital expenditure	$ 150	$ -		$ -

(1) Revised due to prior period corrections. See Note 20 of the Notes to Consolidated Financial Statements (Item 8).

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
Years Ended March 29, 2009, March 30, 2008 and April 1, 2007

(in thousands, except per share amounts)	Out-standing Shares	Common Stock	Paid-in Capital	Retained Earnings	Treasury Shares	Treasury Stock	AOCI*	Total Stock-holders' Equity	Other Compre- hensive Income
Balance as of April 2, 2006	5,524,835	$ 120	$ 39,625	$ 92,454	6,431,191	$ (46,641)	$ 155	$ 85,713	$ 8,335
Adjustment to retained earnings as of April 3, 2006				$ 2,889				$ 2,889
Stock based compensation			26					26
Exercise of stock options	113,841		542		(113,841)	866		1,408
Tax benefit on stock options exercised			80					80
Net income				3,169				3,169	3,169
Dividends declared				(25,482)				(25,482)
Unrealized loss on available-for-sale securities net of tax of $78							(202)	(202)	(202)
Minimum pension liability adjustment, net of tax of ($402)							(780)	(780)	(780)
Balance as of April 1, 2007	5,638,676	$ 120	$ 40,273	$ 73,030	6,317,350	$ (45,775)	$ (827)	$ 66,821	$ 2,187
Stock based compensation			125					125
Issuance of restricted stock units	7,600		(55)		(7,600)	55
Exercise of stock options	111,345	(2)	(2,972)		(239,066)	1,732		(1,242)
Tax benefit on stock options
exercised			1,166					1,166
Net income				6,585				6,585	6,585
Dividends declared				(2,285)				(2,285)
Unrealized gain on available-for-sale securities net of tax of $59							115	115	115
Minimum pension liability adjustment, net of tax of $1,282							(2,489)	(2,489)	(2,489)
Balance as of March 30, 2008	5,757,621	$ 118	$ 38,537	$ 77,330	6,070,684	$ (43,988)	$ (3,201)	$ 68,796	$ 4,211
Stock based compensation			183					183
Issuance of restricted stock units	5,250		(38)		(5,250)	38
Exercise of stock options	3,200		8		(3,200)	23		31
Tax benefit on stock options exercised
Net income				4,782				4,782	4,782
Dividends declared				(1,151)				(1,151)
Unrealized gain on
	available-for-sale securities
net of tax of $78							154	154	154
Minimum pension liability
adjustment, net of tax of $3,997							(7,759)	(7,759)	(7,759)
Balance as of March 29, 2009	5,766,071	$ 118	$ 38,690	$ 80,961	6,062,234	$ (43,927)	$ (10,806)	$ 65,036	$ (2,823)

*AOCI: Accumulated Other Comprehensive Income/(Loss)
(1) Revised due to prior period corrections. See Note 20 of the Notes to Consolidated Financial Statements (Item 8).

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 29, 2009, March 30, 2008 and April 1, 2007

1. PRINCIPAL ACCOUNTING POLICIES

(A) Business - Todd Shipyards Corporation ("we", "us", or "our") was organized in 1916 and has operated a shipyard in Seattle, Washington (the "Shipyard") since incorporation. We are incorporated under the laws of the State of Delaware and operate the Shipyard through a wholly owned subsidiary, Todd Pacific Shipyards Corporation ("Todd Pacific"). Todd Pacific has historically been engaged in the repair/overhaul, conversion and construction of commercial and military ships. On March 31, 2008, our subsidiary Everett Ship Repair and Drydock, Inc. ("Everett") acquired the assets of Everett Shipyard, Inc. ("ESY"). ESY has historically been engaged in repair, overhaul, and conversion work of commercial and government owned vessels. We consider ourselves to operate under one segment.

Today, we are the largest private (or non-Governmental) shipyard operator in the Pacific Northwest. A substantial amount of our business is repair and maintenance work on commercial and federal government vessels engaged in various maritime activities in the Pacific Northwest. We also provide new construction and industrial fabrication services for a wide variety of customers. Our customers include the US Navy ("Navy"), the US Coast Guard ("Coast Guard"), Military Sealift Command, National Oceanic & Atmospheric Administration ("NOAA"), Washington State Ferries ("WSF"), the Alaska Marine Highway System, fishing fleets, cargo shippers, tug and barge operators and cruise lines.

(B) Basis of Presentation - The Consolidated Financial Statements include our accounts and those of our wholly owned subsidiaries, Todd Pacific, Everett, and TSI Management, Inc. ("TSI"). We eliminated all inter-company transactions. In accordance with our policy of ending our fiscal year on the Sunday nearest March 31, our fiscal year 2009 ended on March 29, 2009 and included 52 weeks. Fiscal year 2008 ended on March 30, 2008 and included 52 weeks. Fiscal year 2007 ended on April 1, 2007 and included 52 weeks.

(C) Estimates - The preparation of financial statements in accordance with Generally Accepted Accounting Principles in the United States of America ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, including those related to long term contracts and projects, income taxes, pensions and other post retirement benefits, workers' compensation, warranty obligations, environmental and bodily injury reserves, other reserves, inventory, contingencies and litigation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. The results of our estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from the estimates under different assumptions or conditions.

(D) Revenue Recognition - We recognize revenue, contract costs, and profit on the percentage-of completion method based upon the percentage of work completed to date compared to the estimate of total work at completion. This accounting method is in accordance with Statement of Position No. 81-1 (SOP No. 81-1), "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Using the percentage-of-completion method requires us to make certain estimates of the total cost to complete a project, estimates of project schedule and completion dates, estimates of the percentage at which the project is complete, estimates of award fees earned, estimates of annual overhead rates and estimates of amounts of any probable unapproved claims and/or change orders. These estimates are continuously evaluated and updated by experienced project management and accounting personnel assigned to these activities, and senior management also reviews them on a periodic basis. When adjustments in contract value or estimated costs are determined, we generally reflect any changes from prior estimates in revenue in the current period. We collect amounts from customers, which under common trade practices are referred to as sales taxes, and record these amounts on a net basis.

We generally enter into three types of contracts: cost-type contracts, time-and-materials contracts and fixed-price contracts.

  Cost-type: We recognize revenue, costs, and profit on government cost-type contracts based on direct expenses (determined based on allowable costs incurred and estimates of costs otherwise allocable to the contract).

  Time-and-materials: We record revenue, costs, and profits on time-and-material contracts based upon direct labor hours at fixed hourly rates and cost of materials as incurred.

  Fixed-price: We recognize revenue and profits on fixed price contracts on the percentage-of-completion method based on percentage of work completed to date compared to the estimate of total work at completion.

Performance Incentives and Award Fees - Many contracts contain positive and negative profit incentives based upon performance relative to predetermined targets that may occur during or subsequent to completion of the job. These incentives take the form of potential additional fees earned or penalties incurred. We record incentives and award fees that we can reasonably estimate over the performance period of the contract. We recognize incentives and award fees that we cannot reasonably estimate when awarded.

Loss Provisions - When estimates of total costs incurred on a contract exceed estimates of total revenue to be earned, we record a provision for the entire loss on the contract as cost of revenue in the period the loss becomes evident.

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

We determine the appropriate classification of debt and equity securities at the time of purchase and reevaluate such designation as of each balance sheet date. We report all of our available-for-sale investments as of the balance sheet date at fair value, with unrealized gains and losses excluded from earnings and presented as accumulated other comprehensive income or loss, net of related deferred income taxes. We account for net realized investment gains (losses) by identifying the cost and calculating the gain (loss) of each specific security sold.

We monitor our investment portfolio for other than temporary impairment of securities. When an other than temporary decline in the value below cost or amortized cost is identified, we reduce the reported value of the investment to its fair value, which becomes the new cost basis of the investment. We report the amount of reduction as a realized loss in the Consolidated Statements of Income. We recognize any recovery of value in excess of the investment's new cost basis as a realized gain only on sale, maturity or other disposition of the investment.

Factors that we evaluate in determining the existence of an other than temporary decline in value include (1) the length of time and extent to which the fair value has been less than cost or carrying value, (2) the circumstances contributing to the decline in fair value (including a change in interest rates or spreads to benchmarks), (3) recent performance of the investment, (4) the financial strength of the issuer, and (5) our intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery. Additionally, for asset-backed securities, we consider the security rating and the amount of credit support available for the security.

(G) Accounts Receivable and Costs in Excess of Billings - Accounts receivable represents primarily Government and commercial receivables, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on historical customer experience and other currently available evidence. When we deem a specific account to be uncollectible, the account is written off against the allowance. We reserved $0.3 million in 2009 and $0 in 2008 and 2007.

Costs in excess of billings on incomplete contracts represent recoverable costs and, where applicable, accrued profit related to long-term government contracts on which revenue has been recognized, but for which the customer has not yet been billed (unbilled receivables).

(H) Inventory - We value inventories, consisting of materials and supplies, at the lower of cost (principally average) or market.

(I) Property, Plant and Equipment - We value property, plant and equipment at cost, net of accumulated depreciation. We capitalize certain major overhaul activities when such activities are determined to increase the useful life or operating capacity of the asset. We determine depreciation and amortization on the straight-line method based upon the shorter of the estimated useful lives ranging from 5 to 31 years or the term of any associated lease. We expense maintenance and overhaul costs on owned and leased property as incurred.

(J) Long-lived Assets - We recognize impairment losses relating to long-lived assets in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" based on several factors, including, but not limited to, our plans for future operations, recent operating results and projected cash flows. For the fiscal years ended March 29, 2009, March 30, 2008 and April 1, 2007 we indicated no such impairment for long-lived assets.

(K) Impairment of Long-lived Assets - In accordance with SFAS 142, "Goodwill and Other Intangible Assets" we test goodwill for impairment. Goodwill is not amortized, but instead tested for impairment. We do this at least annually. The annual goodwill impairment is a two-step process. First, we determine if the carrying value of our related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. We conducted our most recent test for impairment as of March 29, 2009, and we determined that goodwill was not impaired.

We account for the impairment of long-lived assets other than goodwill in accordance with SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS 144"). In accordance with SFAS 144, we evaluate long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flow attributable to that asset or group of assets. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We do not have any long-lived assets, including intangible assets, that we consider impaired.

(L) Income Taxes - We account for income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). We recognize deferred income taxes for temporary differences - the differences between the GAAP financial statement carrying amounts of assets and liabilities and those required for our federal tax return. We report the tax effects of these temporary differences as deferred income tax assets and liabilities on the balance sheet, measured using federal income tax laws and tax rates that are currently in effect. We record a valuation allowance to reduce deferred tax assets when it is unlikely that we will realize the tax benefit in the future.

In June 2006, FASB issued Interpretation No. (FIN) 48 "Accounting for Uncertainty in Income Taxes," an interpretation of SFAS 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of April 2, 2007. The adoption of this interpretation did not have a material impact on our financial condition or results of operations.

There were no unrecognized tax benefits under FIN 48 as of March 30, 2008. There is a liability for uncertain tax positions of $0.3 million as of March 29, 2009. See further discussion in Income Taxes (Note 7).

We recognized $0.1 million of interest expense during the year ended March 29, 2009 which is classified as interest expense.

Tax years that remain open for examination by federal taxing authorities include 2006, 2007, 2008 and 2009.

(M) Environmental Remediation, Bodily Injury, Other Reserves, and Insurance Receivable - We account for environmental remediation liabilities in accordance with Accounting Standards Executive Committee of the American Institute of CPAs (AICPA) Statement of Position 96-1, "Environmental Remediation Liabilities," which provides the accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities.

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

We do not discount accruals for environmental liabilities and exclude legal costs to defend against claims of other parties. We record insurance or other third party recoveries for environmental liabilities separately at undiscounted amounts in the financial statements as insurance receivables when it is probable that a claim will be realized.

We account for bodily injury liabilities and other reserves in accordance with FASB Statement No. 5, "Accounting for Contingencies." Accruals for bodily injury liabilities are recorded when it is probable that we incurred a liability and the amount of the liability can be reasonably estimated based on the known facts. Civil actions relating to toxic substances vary according to the case's fact patterns, jurisdiction and other factors. Accordingly, any potential expenses for claims that will be filed in the future related to alleged damages from past exposure to toxic substances are not estimable and, as such, are not included in our reserves. We record a charge against earnings when a liability associated with a claim, or pending or threatened litigation matter, is probable and our exposure can be reasonably estimated. The ultimate resolution of any claim or exposure to us may change as additional facts and circumstances become known.

We adjust accruals for bodily injury liabilities periodically as new information becomes available. We include such accruals in the environmental and other reserves at undiscounted amounts and exclude legal costs to defend against claims of other parties. We record insurance or other third party recoveries for bodily injury liabilities in the financial statements as insurance receivables when it is probable that a claim will be realized.

(N) Stock Based Compensation - We use the "modified prospective" recognition method in which compensation cost is recognized beginning with the effective date, April 3, 2006. We apply the requirements of SFAS 123(R) for all share-based payments granted after the effective date and we apply the requirements of SFAS 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date.

We account for stock compensation associated with the restricted stock awards, restricted stock grant agreement and performance share award agreement that were approved at the June 2008 Board of Directors meeting under the recognition and measurement principles of SFAS 123(R), "Shared-Based Payment," which requires estimating the compensation cost for all stock based awards at fair value on the date of the grant and recognition of compensation over the service period for awards expected to vest. We estimated the fair value of stock-based awards using the Black-Scholes option pricing model. We are amortizing the fair value on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. As required by SFAS 123(R), we estimated future forfeitures and are recognizing compensation costs only for those equity awards expected to vest. Estimating the percentage of stock awards that will ultimately vest requires judgment. We will record such amounts as an increase or decrease in stock-based compensation in the period we revise the estimates, to the extent that actual results or updated estimates differ from our current estimates. We consider many factors when estimating expected forfeitures, including historical voluntary terminations. Actual results, and future changes in estimates, may differ substantially from our current estimates.

(O) Earnings per Share - We compute basic earnings per share based on weighted average shares outstanding. Diluted earnings per share include the effects of dilutive securities except where their inclusion is anti-dilutive.

(P) Comprehensive Income - We report unrealized gains or losses on our available-for-sale securities as other comprehensive income (loss) in the consolidated balance sheets and statement of stockholders' equity. Effective April 1, 2007, we adopted SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans", an amendment of SFAS 87, 88, 106 and 132(R), which requires that the changes in the funded status of the pension and postretirement plans be reflected as a portion of comprehensive income.

(Q) Concentration of Risk - We are subject to concentration of credit risk from investments and cash balances on hand with banks and other financial institutions, which may be in excess of the Federal Deposit Insurance Corporation's insurance limits. We manage risk for investments by the purchase of investment grade securities and diversification of the investment portfolio among issuers and maturities.

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

We derive a significant portion of our revenues from Government contracts. Revenues from the Government were 61%, 64% and 71% for fiscal years 2009, 2008 and 2007, respectively. As such, accounts receivable balances owed by the Government at any one time can be significant. As of March 29, 2009, trade accounts receivable totaled $12.4 million, of which three customers, including two Government customers, totaled $8.4 million of accounts receivable, each accounting for more than 10% of the balance. As of March 30, 2008, trade accounts receivable totaled $9.3 million, of which four customers, including three Government customers, totaled $7.7 million of accounts receivable, each accounting for more that 10% of this balance. Based upon our review of uncollectible accounts, we have reserved $0.3 million for an account we believe will be uncollectable. We did not establish a reserve for fiscal years 2008 or 2007. See discussion above regarding accounts receivable and costs in excess of billings.

(R) Fair Value of Financial Instruments - The carrying value of financial instruments including cash and cash equivalents, available-for-sale-securities, accounts receivable and accounts payable approximates their fair values.

2. RECENT ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements that we adopted or will adopt in the near future are as follows:

SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with accounting principals generally accepted in the United States of America and expands disclosures about fair value measurements. For financial assets and liabilities, SFAS 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. See "Note 12 - Cash, Cash Equivalents, and Marketable Securities" for further discussion. In February 2008, the Financial Accounting Standards Board ("FASB") issued Staff Position (FSP) 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 is effective for us beginning March 30, 2009.

Those assets and liabilities measured at fair value under SFAS 157 in fiscal year 2009 did not have a material impact on our consolidated financial statements. In accordance with FSP 157-2, we will measure the remaining assets and liabilities no later than the first quarter of fiscal year 2010, and we are currently evaluating any impact on our consolidated financial statements.

SFAS No. 141, "Business Combinations" ("SFAS 141") which was amended by SFAS No. 141R, "Business Combinations" ("SFAS 141R") - In December 2007, FASB issued SFAS 141R, which requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are required to adopt SFAS 141R in fiscal year 2010. This standard will have an impact on any future acquisition after adoption.

SFAS No. 160, "Non-controlling Interest in Consolidated Financial Statements" ("SFAS 160") - In December 2007, FASB issued SFAS 160, which requires all entities to report non-controlling interests as equity in the financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are required to adopt SFAS 160 in fiscal year 2010. We do not currently believe this will have a material impact in any of our financial statements.

EITF No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," ("EITF 03-6-1")- In June 2008, FASB issued FSP EITF 03-6-1, to clarify that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (EPS) pursuant to the two-class method, as described in FASB Statement 128, Earnings per Share.

FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We will adopt FSP EITF 03-6-1 effective March 30, 2009 and applied its provisions retrospectively to all prior-period EPS data presented in our financial statements.

We do not issue share-based payment awards that contain nonforfeitable rights to dividends and, as a result, we do not anticipate this will have a significant effect on our financial statements.

FASB Staff Position, "FSP" FAS No. 107-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20" ("FSP 107-1"), and APB No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("APB 28-1"), establishes disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 amends Accounting Practices Board "APB" Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods.  It will apply to all financial instruments within the scope of Statement 107, and will require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements.   FSB 107-1 is effective for periods with interim periods beginning after June 15, 2009. We are currently assessing the potential effect that the adoption of FSP 107-1 will have on our consolidated financial statements.

SFAS No. 165, "Subsequent Events" ("SFAS 165"), establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS 165 establishes (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. We are currently assessing the potential effect that the adoption of SFAS 165 will have on our consolidated financial statements.

FSP FAS No.115-2 and FAS No. 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FAS 115-2", "FAS 124-2"), will change (1) the method for determining whether an other-than-temporary impairment exists (i.e., the "trigger" for an other-than-temporary impairment) for debt securities and (2) the amount of an impairment charge to be recorded in earnings. Where credit losses exist, the portion of the impairment related to those credit losses should be recognized in earnings. FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009.  We are currently assessing the potential effect that the adoption of these FSPs will have on our Consolidated Financial Statements.

FSP No. EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20" ("EITF 99-20-1"), is intended to achieve a more consistent determination of whether an other-than-temporary impairment has occurred.  EITF 99-20-1 also reemphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115. We have adopted this effective March 29, 2009. We do not believe we have any assets that have other than a temporary impairment and the adoption of EITF 99-20-1 has not had a material impact on our financial statements.

3. RESTRICTED CASH

The majority of long-term restricted cash deposits relate to the Harbor Island Superfund site clean up and will be released upon our satisfying certain remediation provisions.

4. SECURITIES AVAILABLE FOR SALE

Securities available-for-sale are carried at fair value. The following is a summary of available-for-sale securities:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 29, 2009
Debt securities
U.S. treasury securities and agency obligations	$ 13,066	$ 325	(10)	$ 13,381
U.S. corporate securities	5,602	40	(20)	5,622
Total securities	$ 18,668	$ 365	$ (30)	$ 19,003

March 30, 2008
Debt securities
U.S. treasury securities and agency obligations	$ 2,000	$ 48	$ -	$ 2,048
U.S. corporate securities	8,553	65	(11)	8,607
Total securities	$ 10,553	$ 113	$ (11)	$ 10,655

The cost and fair value of our available-for-sale debt securities that are carried at fair value at March 29, 2009, by contractual maturity, are shown below (in thousands):

(In thousands)	Cost	Fair Value
Debt securities
Due in one year or less	$ 3,106	$ 3,143
Due in more than one year but less than three years	15,562	15,860
Total	$ 18,668	$ 19,003

The following table shows our investments' gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.
(In thousands)	< 12 months		> 12 months		Total
	Fair	Unrealized	Fair		Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 29, 2009
U.S. treasury securities and agency obligations	$ 1,035	$ -	$ 12,346	$ (10)	$ 13,381	$ (10)
U.S. corporate securities	2,108	(2)	3,514	(18)	5,622	(20)
Mortgage-backed securities	-	-	-	-	-
Total	$ 3,143	$ (2)	$ 15,860	$ (28)	$ 19,003	$ (30)

March 30, 2008
U.S. treasury securities and agency obligations	$ -	$ -	$ 2,048	$ -	$ 2,048	$ -
U.S. corporate securities	7,551	(11)	1,056	-	8,607	(11)
Mortgage-backed securities	-	-	-	-	-	-
Total	$ 7,551	$ (11)	$ 3,104	$ -	$ 10,655	$ (11)

The unrealized losses of these investments represented approximately less than 1% of the cost of the investment portfolio at March 29, 2009 and March 30, 2008.

We recorded gross realized gains (in thousands of dollars) of $48, $99 and $959 on sales of available-for-sale securities for fiscal years 2009, 2008 and 2007, respectively.

We recorded gross realized losses (in thousands of dollars) of $1, $3 and $338 on sales of available-for-sale securities for fiscal years 2009, 2008 and 2007, respectively.

We had no charge for fiscal year 2009 or fiscal year 2008 attributable to the impairment of publicly traded securities.

We reviewed all of our investments with unrealized losses at March 29, 2009 in accordance with our impairment policy described in Note 1. This evaluation concluded that these declines in fair value were temporary after considering:

  That the losses for securities in an unrealized loss position for less than 12 months were interest related.

  For securities in an unrealized loss position for 12 months or more, the financial condition and near-term prospects of the issuer of the security including any specific events that may affect its operating or earning potential.

  Our intent and ability is to hold the security long enough to recover its value.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and accumulated depreciation at March 29, 2009 and March 30, 2008 consisted of the following (in thousands):

	2009	2008
Land	$ 1,151	$ 1,151
Buildings	15,892	15,271
Piers, shipways and dry docks	42,365	39,138
Machinery and equipment	51,219	49,214
Total property, plant and equipment, at cost	110,627	104,774
Less: Accumulated depreciation	(78,582)	(74,613)
Property, plant and equipment, net	$ 32,045	$ 30,161

We recognized $4.3 million, $4.6 million, and $4.2 million of depreciation expense in fiscal years 2009, 2008 and 2007, respectively.

6. PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS

We sponsor the Todd Shipyards Corporation Retirement System (the "Plan"). We measure the funded status of the Plan as the difference between the fair market value of the Plan assets and the Projected Benefit Obligation ("PBO"). As of March 29, 2009, the Plan assets exceeded the PBO by $7.9 million. This created a positive funded status, which was recognized as a non-current asset in the statement of financial position. SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans" ("SFAS 158"), also requires disclosures of the amount recognized in Accumulated Other Comprehensive Income ("AOCI"). These amounts consist of gains or losses, prior service costs or credits and transition obligations, or assets which have not yet been recognized in the net periodic benefit cost. For fiscal year 2009, the Plan reported a net loss of $21.2 million, primarily due to market conditions, and a prior service cost of $0.1 million, and we recognized a charge of $7.8 million in AOCI.

As of March 30, 2008, the Plan assets exceeded the PBO by $17.1 million. For fiscal year 2008, the Plan reported a net loss of $9.3 million and a prior service cost of $0.1 million.

We sponsor a retirement health care plan for certain retired administrative employees (the "Retiree Medical Plan"). We measure the funded status of the Retiree Medical Plan as the difference between the fair market value of Retiree Medical Plan assets and the Accumulated Post Benefit Obligation ("APBO"). As of March 29, 2009, the APBO exceeded Retiree Medical Plan assets by $9.9 million. This created a negative funded status, which is recognized as a noncurrent liability in the statement of financial position. SFAS 158 requires disclosure of the amounts recognized in AOCI. These amounts consist of gains or losses, prior service costs or credit and transition obligations or assets, which have not yet been recognized in the net periodic benefit costs. For the year ending March 29, 2009, the Retiree Medical Plan reported a net gain of $4.6 million, which was recognized in AOCI.

As of March 30, 2008, the APBO exceeded Retiree Medical Plan assets by $10.7 million. For the year ending March 30, 2008, the Retiree Medical Plan reported a net gain of $4.5 million which was recognized in AOCI.

We provide pension benefits and postretirement benefits to employees as described below.

Nonunion Pension Plan - We sponsor the Todd Shipyards Corporation Retirement System (the "Plan"), a noncontributory defined benefit plan under which all nonunion employees hired on or before April 9, 2007 are covered. The benefits are based on years of service and the employee's compensation before retirement. Our funding policy is to fund such retirement costs as required to meet allowable deductibility limits under current Internal Revenue Service regulations. The Plan assets consist principally of common stocks and Government and corporate obligations. The Plan was amended as of April 6, 2007, to freeze membership in the Plan effective for new hires and employees transferring from union to non-union employment status on and after April 10, 2007, and to provide that employees rehired on and after April 10, 2007 are ineligible to accrue benefits on and after that date.

Under a provision of the Omnibus Budget Reform Act of 1990 ("OBRA '90") we transferred approximately $0.4 million and $1.0 million in fiscal year 2009 and 2008, respectively, of excess pension assets from the Plan into a fund to pay retiree medical benefit expenses, for the respective years. OBRA '90 was modified by the Work Incentives Improvement Act of 1999 and subsequently updated April 10, 2004 by the Pension Funding Equity Act ("HR-3108") to extend annual excess asset transfers through the fiscal year ending March 30, 2014.

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

The following is a reconciliation of the benefit obligation, plan assets, and funded status of our sponsored plans as measured at March 29, 2009 and March 30, 2008.
(In thousands)	Pension Benefits		Other Post Retirement Benefits
	2009	2008	2009	2008
Change in projected benefit obligation
Projected benefit obligation at beginning of the year	$ 27,970	$ 29,681	$ 10,654	$ 11,293
Service cost	577	635	-	-
Interest cost	1,669	1,627	630	617
Actuarial gain	(1,602)	(1,041)	(520)	(372)
Benefits paid, net	(3,306)	(2,932)	(912)	(884)
Projected benefit obligation at end of year	$ 25,308	$ 27,970	$ 9,852	$ 10,654
Accumulated benefit obligation at end of year	$ 23,731	$ 26,386
Change in plan assets
Fair value of plan assets at the beginning of the year	$ 45,023	$ 50,361	$ -	$ -
Actual loss on plan assets	(10,937)	(1,433)	-	-
Asset transfer	(400)	(973)	400	973
Contributions	2,870	-	620	29
Benefits paid	(3,306)	(2,932)	(1,020)	(1,002)
Fair value of plan assets at the end of the year	$ 33,250	$ 45,023	$ -	$ -
Funded status reconciliation
Funded status of plan	$ 7,942	$ 17,052	$ (9,852)	$ (10,654)
Deferred asset (liability)	$ 7,942	$ 17,052	$ (9,852)	$ (10,654)
Less: Current portion included in "Accounts payable and accruals"			1,151	1,150
Long-term accrued post retirement health benefits			$ (8,701)	$ (9,504)
Weighted average assumptions
Discount rate (1)	7.00%	6.25%	7.00%	6.25%
Expected return on plan assets (2)	6.5%	7.0%
Rate of compensation increase	4.0%	4.0%
Medical trend rate of retirees (3)			8.0%	9.0%

(1) We estimated our discount rate at 7.00% at the end of fiscal year 2009 to reflect the rate at which our own cash flow obligations could be securitized as of March 29, 2009.

(2) We rely on historical rates of return by asset class, returns expected to be available for reinvestment and the current and expected asset allocation strategy to determine our expected long-term rate of return assumptions. We have set our expected return on plan assets assumption at fiscal year end 2009 at 6.5%.

(3) Postretirement benefit medical trend rate in fiscal year 2009 is 8.0% graded to 6.0% over 2 years. For fiscal year 2008, the rate was 9.0% graded to 6.0% over 3 years. The projected decrease in the medical cost trend rate is based on the belief that medical cost increases will begin slowing because economic forces will not allow double digit medical cost increases to continue indefinitely.

The following is a schedule of the components of the net periodic benefit cost:
(In thousands)	Pension Benefits			Other Post Retirement Benefits
	2009	2008	2007	2009	2008	2007
Components of net periodic benefit cost
Service cost	$ 577	$ 635	$ 792	$ -	$ -	$ -
Interest cost on projected benefit obligation	1,669	1,627	1,631	630	617	867
Expected return on plan assets	(3,075)	(3,432)	(3,360)	-	-	-
Amortization of prior service cost	11	11	11	-	-	-
Recognized actuarial (gain) loss	518	60	479	(395)	(389)	-
Net periodic (benefit) cost before asset transfer	(300)	(1,099)	(447)	235	228	867
Asset transfer *	400	973	1,303	(400)	(973)	(1,303)
Contributions for key employees	-	-	-	-	-	-
Net periodic cost (benefit)	$ 100	$ (126)	$ 856	$ (165)	$ (745)	$ (436)

*For payment of retiree medical benefits related to the 401 (h) Plan in accordance with OBRA '90.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

(In thousands)	Other Post Retirement Benefits
	2009	2008
Health care cost trend sensitivity analysis
Effect of a 1% increase in the health care cost trend on:
Service cost plus interest cost	$ 32	$ 31
Accumulated post retirement benefit obligation	$ 663	$ (717)
Effect of a 1% decrease in the health care cost trend on:
Service cost plus interest cost	$ (29)	$ (28)
Accumulated post retirement benefit obligation	$ 596	$ (645)

INVESTMENT POLICIES AND STRATEGIES

We adopted an investment policy for the Todd Shipyards Corporation Retirement System (the "Plan") that incorporates a strategic, long-term asset allocation mix designed to best meet our long-term pension obligations.

Pension plan fiduciaries set the investment policies and strategies for the Plan. This includes the following:

  Selecting investment managers.

  Setting long-term and short-term target asset allocations.

  Periodic review of the target asset allocations, and if necessary to make adjustments based on changing economic and market conditions.

  Monitoring the actual asset allocations, and when necessary, rebalancing to the current target allocation.

Asset allocations - The weighted-average asset allocations for the Plan by asset categories at March 29, 2009 and March 30, 2008 are as follows:

(In thousands)	Pension Benefits
	2009	2008
Asset category
US Equities	48%	55%
Fixed income	47%	37%
International equities	5%	8%
	100%	100%

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

The assets are diversified among the following asset categories within allocation ranges approved by our Board of Directors. These asset categories and their respective allocation ranges are as follows:

US Equities	25% - 60%
Fixed income	35% - 60%
International equities	0% - 15%

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

We review our expected rate of return assumption annually. However, we consider this assumption a long-term assumption and hence do not anticipate that will change annually unless there are significant changes in economic and market conditions.

The assumed long-term return on pension plan assets used for the year ending March 29, 2009 was 6.5%.

Medicare Drug Act

On December 8, 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("MMA") was signed into law. MMA introduces prescription drug benefit under Medicare Part D as well as a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We sponsor a post retirement health care benefit plan that provides prescription drug benefits that are deemed actuarially equivalent to Medicare Part D. We paid gross Retiree Medical Plan benefits of $1.0 million, $1.0 million and $1.3 million and recognized Medicare Part D reimbursements of $0.1 million, $0.1 million and $0.1 million in fiscal years 2009, 2008 and 2007, respectively.

We began reflecting the impact due to MMA effective March 31, 2005 and assume it will be in place for the lifetime of the plan.

Additional Cash Flow Information

Due to the well-funded status of the Plan, no contributions are required for the subsequent Plan year. No funding of our post-retirement medical plan is anticipated in the subsequent medical plan year except to pay premium costs as incurred during the medical plan year. Such costs have been partially covered by excess assets of the pension plan through the provisions of Section 401(H) of the Internal Revenue Code.

Estimated ten years of future pension benefit payments, post-retirement premiums, and Medicare Part D subsidy payments according to our latest actuarial results (including expected future service) are as follows (in thousands):

Fiscal Year	Pension Benefits	Other Post Retirement Benefits	Medicare Part D Subsidy
2010	$ 2,214	$ 1,276	$ 125
2011	2,312	1,269	123
2012	2,300	1,244	121
2013	2,304	1,202	117
2014	2,292	1,140	112
2015 - 2019	10,981	4,773	475

Union Pension Plans - We participate in several multi-employer defined benefit and/or defined contribution pension plans, which provide benefits to our collective bargaining employees. The expense for these plans totaled $2.3 million, $3.2 million and $2.7 million, for fiscal years 2009, 2008 and 2007, respectively.

Savings Investment Plan - We sponsor a Savings Investment Plan (the "Savings Plan"), under Internal Revenue Code Section 401(K), covering all non-union employees. Under the terms of the Savings Plan, which we modified in fiscal year 2001, we now contribute an amount up to 2.4% of each participant's annual salary depending on the participant's Savings Plan contributions. These contributions are subject to a two-year cliff-vesting. We incurred expenses related to this plan of $0.1 million, $0.2 million, and $0.2 million in fiscal years 2009, 2008, and 2007, respectively.

7. INCOME TAXES

Components of the income tax expense are as follows (in thousands):
	2009	2008	2007
Current tax expense	$ 2,393	$ 2,568	$ 2,037
Deferred tax expense/(benefit)	582	826	(341)
Total income tax expense	$ 2,975	$ 3,394	$ 1,696

The provision for income taxes differs from the amount of tax determined by applying the federal statutory rate and is as follows (in thousands):

	2009		2008		2007
Tax provision at federal statutory tax rate	$ 2,637	34.0%	$ 3,440	34.0%	$ 1,718	34.0%
Non-deductible excise taxes	164	2.0%	-	0.0%	-	0.0%
Other, net	174	2.2%	(46)	(0.4%)	(22)	(0.4%)
Income tax expense	$ 2,975	38.4%	$ 3,394	33.6%	$ 1,696	33.6%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred income tax assets and liabilities at March 29, 2009 and March 30, 2008 were as follows (in thousands):

	2009	2008
Deferred income tax assets/liabilities
Accrued employee benefits	$ 6,161	$ 6,126
Environmental and other reserves	3,769	3,877
Other	107	513
Total deferred income tax assets	10,037	10,516

Deferred income tax liabilities
Insurance receivable	(3,258)	(3,083)
Deferred pension income	(3,311)	(7,342)
Accelerated depreciation	(3,078)	(3,108)
Other	(589)	(518)
Total deferred income tax liabilities	(10,236)	(14,051)
Net deferred tax liability	$ (200)	$ (3,535)

There were no unrecognized tax benefits under FIN 48 as of March 30, 2008. As of March 29, 2009 a liability for uncertain tax positions of $0.3 million has been recorded which management has concluded are more likely than not to be sustained upon audit. The following table summarizes the movement in uncertain tax benefits from March 30, 2008 to March 29, 2009 (in thousands):

	Gross	Net
March 30, 2008 balance	$0	$0
Additions based on current year tax positions	0	0
Additions for prior years' tax positions	812	279
Reductions for prior year's tax positions	0	0
Reductions due to a lapse of the statute of limitations	0	0
Settlements with tax authorities	0	0
March 29, 2009 balance	$812	$279

We expect that the total amount of unrecognized tax benefits will decrease by $0.2 million in the next 12 months due to a lapse of the statute of limitations.

We recognized $0.1 million for interest expense during the year ended March 29, 2009 which is classified as interest expense.

Tax years that remain open for examination by federal taxing authorities include 2006, 2007, 2008 and 2009.

8. LEASES

Operating lease payments charged to expense were $2.0 million, $1.1 million and $2.1 million for fiscal years 2009, 2008 and 2007, respectively. Certain leases contain renewal options and minimum amounts of annual maintenance clauses. Minimum lease commitments at March 29, 2009 are summarized below (in thousands):

Fiscal Year	Operating Leases
2010	$ 1,190
2011	759
2012	522
2013	544
2014	504
Thereafter	5,226
$ 8,745

9. FINANCING ARRANGEMENTS

In fiscal year 2009, we renewed our $10.0 million revolving credit facility. It expires in July 2010. The credit facility, which is renewable on a bi-annual basis, provides us with adequate flexibility in funding our operational cash flow needs. Borrowings on the line of credit have an interest rate, at our discretion, of either the prime rate or LIBOR rate plus 1.5%. Furthermore, we have certain financial debt covenants that we must meet in order to maintain this line of credit. We were in compliance with all debt covenants as of fiscal year end 2009. As of March 29, 2009, we had a letter of credit outstanding of $0.5 million, which reduced our available credit facilities to $9.5 million. We had no outstanding borrowings as of March 29, 2009 and March 30, 2008, respectively.

10. ENVIRONMENTAL AND OTHER RESERVES

We face potential liabilities in connection with the alleged presence of hazardous waste materials at our Seattle shipyard, our former closed shipyard sites, and at several sites we allegedly used for disposal of alleged hazardous waste. We continue to analyze environmental matters and associated liabilities for which we may be responsible. No assurance can be given as to the existence or extent of any environmental liabilities until such analysis has been completed. The eventual outcome of all environmental matters cannot be determined at this time, however, the analysis of some matters have progressed sufficiently to warrant establishment of reserve provisions in the accompanying consolidated financial statements.

Harbor Island Site

We, along with several other parties, have been named as PRPs by the EPA pursuant to CERCLA in connection with the documented release or threatened release of hazardous substances, pollutants and contaminants at the Harbor Island Site, upon which the Shipyard is located.

Harbor Island Site Insurance

In fiscal year 2001, we entered into a 30-year agreement with an insurance company that provides us with broad-based insurance coverage for the remediation of all our operable units at the Harbor Island Site.

The agreement provides coverage for the known liabilities in an amount greater than our current booked reserves of $5.1 million. Additionally, we entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

Harbor Island Site History

To date, the EPA has separated the Harbor Island Site into three operable units that affect us: the Soil and Groundwater Unit (the "Soil Unit"), the Shipyard Sediments Operable Unit (the "SSOU") and the Sediments Operable Unit (the "SOU"). We, along with a number of other Harbor Island PRPs, received a Special Notice Letter from the EPA on May 4, 1994 pursuant to section 122 (e) of CERCLA. We entered into a Consent Decree for the Soil Unit in September 1994 under which we agreed to remediate the designated contamination on our property. Removal of floating petroleum product from the water table began in October 1998 and is anticipated to continue through fiscal year 2010.

During fiscal year 1997, the EPA issued its Record of Decision ("ROD") for the SSOU. The ROD identifies four alternative solutions for the SSOU remediation and identifies the EPA's selected remedy. During fiscal year 2000, the EPA expanded the boundaries of the SSOU issuing their Phase 1B Data Report and resulting Explanation of Significant Differences outlining the changes to the ROD. During the fourth quarter of fiscal year 2000, we entered into an Administrative Order on Consent with the EPA for the development of the remedial design for the SSOU.

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

Under the Federal Superfund law, a PRP may have liability for damages to natural resources, in addition to liability for remediation. During fiscal year 2003, we began discussions with the natural resource trustees ("Trustees") for the Harbor Island Site and continued these discussions during the remainder of fiscal year 2003. We anticipate that the Trustees will file a claim against us at some future date alleging damages to the natural resources at the Site caused by the release of hazardous substances. The best estimate of a potential natural resource damage claim has been included in the environmental reserve. The payment of any eventual claim is covered by the aforementioned insurance policy, except for the policy deductible, provided that aggregate policy limits have not been exceeded. The amount of the policy deductible payment is reflected in our environmental reserve at March 29, 2009 and March 30, 2008, respectively.

Other Environmental Remediation Matters

The Port of Tacoma, Washington filed a civil action against us during the fourth quarter of fiscal year 2008 in the United States District Court (Western District of Washington in Tacoma) for contribution under CERCLA and MTCA. We previously disclosed our involvement with the CERCLA and MTCA remediation efforts in the Hylebos Waterway of Commencement Bay in Tacoma, Washington and subsequent natural resources assessment by the statutorily named trustees ("Trustees"). A former subsidiary of ours operated a shipbuilding operation on the Hylebos Waterway under contract to the Navy during World War I and World War II. The contract between our subsidiary and the Navy for the operation of the shipyard site included an indemnification clause flowing from the Navy to our subsidiary. We have tendered any potential liability to the Navy pursuant to this contract. The Government to date has not accepted this tender nor has it agreed to indemnify us. We have not had a presence at the site since 1946. We have further taken the position with the Port of Tacoma, the EPA and the Trustees that any potential liability that we may have had for the site was discharged in our 1987 filing under Chapter 11 of the United States bankruptcy code. The Port of Tacoma does not agree that our liability for this site was discharged in bankruptcy. The EPA did not name us as a PRP nor have the Trustees filed a claim against us for natural resource damages. The Trustees filed a claim against the Navy for natural resources damages caused by the Government. The Trustees and the Navy have entered into a consent decree resolving the claim, releasing the Navy from further liability in connection with the site. We appeared at the consent decree hearing in United States District Court in Tacoma, Washington in October 2007 to protect our indemnification agreement with the Navy. The judge approved entry of the consent decree but also ruled that the consent decree would not operate to relieve the Navy from any contractual indemnification obligations it may owe us. We have included our current best estimate of this potential liability in our environmental reserve and will continue to analyze this exposure as we continue discovery in this litigation.

We entered into a Consent Decree with the EPA for the clean up of the Casmalia Resources Hazardous Waste Management Facility in Santa Barbara County, California under the Resource Conservation and Recovery Act. We included an estimate of the potential liability for this site in our environmental reserve.

During fiscal year 2005, the EPA notified us that we are a PRP at the Malone Service Company Superfund Site ("Malone Site") in Galveston County, Texas. The EPA alleges that our Galveston shipyard, which ceased operations in 1990, was the generator of waste materials that were delivered, through independent transport companies, to the Malone Site. The EPA had indicated that we will, based on volumes of material at the site that we generated, be eligible to participate in a "de minimus" settlement for small contributors. Subsequent to the end of the fiscal year 2009, during the first quarter of fiscal year 2010, we were informed that the EPA had approved the Administrative Order on Consent setting forth our settlement. The final settlement amount is included in our environmental reserve.

During fiscal year 2005, we received notification that we, along with 55 other companies and organizations, are a PRP at the BKK Landfill Facility in West Covina, California. The site is the subject of an investigation and remedial order from the California Department of Toxic Substances Control. It is alleged that our San Pedro shipyard (closed in 1990) caused shipyard waste to be sent to the BKK facility during the 1970s and 1980s. Due to the uncertainties at this time we have not established a reserve for this issue.

Asbestos Related Claims and Insurance

We are named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at our Seattle shipyard and closed former facilities.

In addition to us, the cases generally include other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers as defendants, and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. We assess claims as they are filed and as the cases develop, dividing them into two different categories based on severity of illness. Based on current fact patterns, we categorize certain diseases including mesothelioma, lung cancer and fully developed asbestosis as "malignant" claims. We categorize all other claims of a less medically serious nature as "non-malignant." We are currently defending approximately 12 "malignant" claims and approximately 523 "non-malignant" claims.

The relief sought in all cases varies greatly by jurisdiction and claimant. Included in the approximate 457 cases open as of March 29, 2009 are approximately 535 claimants. The exact number of claimants is not determinable as approximately 82 of the open cases include multiple claimant filings against 20-100 defendants. The filings do not indicate which claimants allege liability against us. Considering known facts, the previously stated 535 claimants is our best estimate.

Approximately 217 cases do not assert any specific amount of relief sought.

Approximately 153 cases assert on behalf of each claimant a claim for compensatory damages of $2 million and punitive damages of $20 million against 20-100 defendants. Approximately 37 cases assert $5-20 million in compensatory and $5-20 million in punitive damages on behalf of each claimant against 20-100 defendants. Approximately 46 cases assert $1-5 million in compensatory and $5-10 million in punitive damages on behalf of each claimant against 20-100 defendants. Approximately 4 cases seek compensatory damages of less than $1 million per claim. The claims involved in the foregoing cases do not specify against which defendants made which claims or alleged dates of exposure.

Based upon settled or concluded claims to date, we have not identified any correlation between the amount of the relief sought in the complaint and the final value of the claim. We and our insurers and we are vigorously defending these actions.

Bodily injury reserves decreased from $5.4 million at March 30, 2008 to $5.0 million at March 29, 2009. Bodily injury insurance receivables also decreased from $4.0 million at March 30, 2008 to $3.8 million at March 29, 2009. We classified these bodily injury liabilities and receivables within our consolidated balance sheets as environmental and other reserves, and insurance receivables, respectively.

We entered into agreements with several of our insurers to provide coverage for a significant portion of settlements and awards related to these bodily injury claims. These agreements have aggregate limits on amounts to be paid overall and formulas for amounts of payment on individual claims. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims. The two most significant agreements provide coverage applicable to claims of exposure to asbestos occurring between 1949 and 1976 and occurring between 1976 through 1987. Insurance coverage for exposures to asbestos was no longer available from the insurance industry after 1987. Due to changes in federal regulations in the 1970s that resulted in the swift decline in commercial and military application of asbestos and increased regulation over the handling and removal of asbestos, there exists minimal risk of claims arising from exposure after 1987. We utilize contractual formulas to determine the amount of coverage from each agreement on each claim settled or litigated. Once the initial date of alleged exposure to asbestos becomes evident, all contractual years subsequent to that date participate in the settlement. Since all known claims involve alleged exposure prior to 1976, the 1976 through 1987 agreement will participate in the settlement or judgment of all outstanding claims that are settled or litigated. As a result and as further discussed below, the 1976 through 1987 agreement will exhaust prior to the 1949 through 1976 agreement. Based on historical claims settlement data only, we project that at March 29, 2009, the 1949 through 1976 agreement will provide coverage for an additional 21.6 years and the 1976 through 1987 agreement will provide coverage for an additional 2.1 years. At March 30, 2008, we projected that these agreements would provide coverage for an additional 21.7 years and 2.8 years, respectively. We resolved 8 malignant claims in 2009 compared with 6 in 2008 and 19 in 2007. If historical settlement patterns or the rate of filing for new cases change in future periods, these estimated coverage periods could be shorter or longer than anticipated. Moreover, if one or both of these coverages are exhausted at some future date, our costs related to subsequent claims and for legal expenses previously covered by these insurance agreements may increase.

Due to uncertainties of the number of cases, the extent of alleged damages, the population of claimants and size of any awards and/or settlements, there can be no assurance that the current reserves will be adequate t o cover the costs of resolving the existing cases. Additionally, we cannot predict the eventual number of cases filed against us, or their eventual resolution, and do not include the reserve amounts for cases filed in the future. However, it is probable that if future cases are filed against us they will result in additional costs arising either from their share of costs under current insurance arrangements in place or due to the exhaustion of such coverage. We review the adequacy of existing reserves periodically based upon developments affecting these claims, including new filings and resolutions, and adjust the reserve and related insurance receivable as appropriate.

As we are not able to estimate our potential ultimate exposure for filed and un-filed claims against us, we cannot predict whether the ultimate resolution of the bodily injury cases will have a material effect on our results of operations or stockholders' equity.

We recorded $0, $0, and $0.1 million in charges against earnings in fiscal years 2009, 2008, and 2007, respectively, relating to additional reserves for environmental and bodily injury matters. We classified these charges in our Consolidated Statements of Income as a provision for environmental and other reserves. We charge our remediation costs and bodily injury claims paid against the recorded reserves when paid. In certain cases, amounts we pay are reimbursable under our existing contractual arrangements with several insurance companies. These reimbursements reduce the environmental insurance receivables when collected. In other cases, we manage work conducted by third party vendors and submit invoices to our insurance companies for reimbursement on behalf of the third party vendor. In these cases, the insurance companies reimburse the third party vendor directly. We take these expenses and payments associated with third party vendors into consideration when estimating our environmental and bodily injury liabilities and amounts available for reimbursement under our contractual arrangements. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims.

We continue to negotiate with our insurance carriers and prior landowners and operators for certain past and future remediation costs. We reached various agreements with our insurance carriers regarding the carriers' obligations for property damage occurring in previous fiscal years. We recorded these settlements as income that totaled $0, $0 and $0.2 million in fiscal years 2009, 2008, and 2007 respectively. We classified these settlements as other insurance settlements in our Consolidated Statements of Income.

We provided total aggregate reserves of $11.1 million as of March 29, 2009 for the above-described contingent environmental and bodily injury liabilities. Due to the complexities and extensive history of our environmental and bodily injury matters, the amounts and timing of future expenditures are uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on our financial position, cash flows or results of operations.

We have various insurance policies and agreements that provide coverage of the costs to remediate environmental sites and for the defense and settlement of bodily injury cases. These policies and agreements are primarily with two insurance companies. Based upon the current credit rating of both of these companies, we anticipate that both parties will be able to perform under the policy or agreement. As of March 29, 2009, we recorded an insurance receivable asset of $9.0 million to reflect contractual arrangements with several insurance companies to share costs for certain environmental and bodily injury matters.

Included in the reserves are estimated final sediment remediation costs for Harbor Island of $2.0 million that are expected to occur within the next 15 years after certain piers reach the end of their useful lives. These costs are reflected in our balance sheet under Environmental and Other Reserves. Similarly, the insurance receivable of $2.0 million relating to these reserves is reflected in our balance sheet under Insurance Receivable.

Other Reserves

During the first quarter of fiscal year 2004, we recorded a reserve of $2.5 million related to the unanticipated bankruptcy of one of our previous insurance carriers. The reserve, which reflects our best estimate of the known liabilities associated with unpaid workers compensation claims arising from the two-year coverage period commencing October 1, 1998, is subject to change as additional facts are uncovered. These claims have reverted to us due to the liquidation of the insurance carrier. Although we expect to recover at least a portion of these costs from the liquidation and other sources, we are currently unable to estimate the amount and the timing of any such recovery and therefore no estimate of amounts recoverable is included in the current financial results. It is unlikely that any distribution from the liquidation will occur in the next 12 months.

Since establishing the reserve, we paid approximately $0.1 million and $0.1 million and $0.1 million in claims in fiscal years 2009, 2008 and 2007, respectively, against the reserve.

11. LEASING ACTIVITIES

Lease Income and Lease Expense

We entered into a contract on January 9, 2006 to lease certain facilities and provide related services to Kiewit-General in connection with their construction of the Hood Canal Bridge. We expect the lease to continue until early fiscal year 2010. Lease income and lease expense from all facility rentals during fiscal year 2009 were $3.8 million and $0.5 million, respectively.

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

We previously reported that we received notice from the Defense Contract Audit Agency ("DCAA") questioning the reasonableness of a payment to one of our subcontractors on the 2005 dPIA of the aircraft carrier USS John C. Stennis. During the first quarter of our fiscal year 2009 the DCAA issued its final report disapproving $3.1 million of costs related to payments made to the subcontractor and costs incurred by us to perform work which was contracted to the subcontractor. The Navy contracting officer then issued the decision to disallow the costs and withhold the above stated amount from payments due on our current contracts with the Navy. In response, we filed a Request for Equitable Adjustment ("REA") with the Navy contracting officer to allow the $3.1 million in incurred costs. In the event of an unfavorable decision on our REA we will file an appeal to the Armed Services Board of Contract Appeals or directly to federal court. We established a reserve for this item in the amount of $3.1 million and booked the resulting transaction as a reduction in revenue in the first quarter of fiscal year 2009. The Navy collected the entire amount in the second quarter of fiscal year 2009 through the non-payment of other outstanding project receivables. We continued to meet with the Navy in the third quarter of 2009 and the Navy agreed to return the $3.1 million while they considered our REA. We agreed to supply additional information to the Navy to assist in the resolution of the REA which we have now accomplished. We re-billed the Navy for the $3.1 million outstanding and the Navy paid the invoices in the third quarter of fiscal year 2009. There are no assurances that the Navy will agree with our REA. Our current financial statements continue to reflect a reserve recorded in billings in excess of sales for the $3.1 million at issue.

The Navy's Puget Sound contracting office has notified us of several instances of potential noncompliance with the Cost Accounting Standards ("CAS") relating to our multi-year contract to perform repair work on the aircraft carriers located in the Puget Sound (the "CVN" contract). The instances under review primarily focus on our long standing allocation methods applicable to other Navy contracts and the degree to which indirect costs are allocated to work performed under our CVN contract. We believe that we have valid positions and defenses to the findings of potential noncompliance and we are responding to the notification in an effort to resolve the matter prior to action by the Navy to determine that noncompliance exists. We have submitted proposals for consideration by the Navy to resolve outstanding issues but have not received a response. An unfavorable outcome in this matter could have a significant impact on our cost structure with the Navy and, depending upon the scope of any retroactive relief sought by the Navy, could be material in the period recorded. At this time, we are unable to estimate our potential exposure for this item and have not established a reserve.

13. COLLECTIVE BARGAINING AGREEMENT

Todd Pacific currently operates under the terms and conditions of a collective bargaining agreement with the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific). The five-year agreement is in effect from August 1, 2008 to July 31, 2013. The shipyard workers employed by Everett are represented by the Boilermakers and Carpenters Unions under a collective bargaining agreement that will expire on July 31, 2010. During fiscal year 2009, an average of approximately 400 of our Shipyard employees were covered by these union contracts. At March 29, 2009, approximately 400 workers were employed under these contracts. We believe our relationship with our labor unions to be stable.

14. TREASURY STOCK

During the third quarter of fiscal year 2003, the Board of Directors approved the repurchase of up to 500,000 shares of our common stock from time to time in open market or negotiated transactions. At March 29, 2009 there were 458,100 shares left to be repurchased in the open market or negotiated transactions.

The following table summarizes the total number of common shares outstanding, held in treasury and issued by us during the past three fiscal years. No treasury stock shares were repurchased in fiscal year 2009. This share repurchase was not part of the publicly announced plan to repurchase our shares as discussed above.

	Outstanding	Held in Treasury	Issued
As of April 2, 2006	5,524,835	6,431,191	11,956,026
Options exercised	113,841	(113,841)	-
Shares repurchased	-	-	-
As of April 1, 2007	5,638,676	6,317,350	11,956,026
Options exercised	239,066	(239,066)	-
Shares repurchased	-	-	-
Shares issued	7,600	(7,600)	-
Shares retired	(127,721)	-	(127,721)
As of March 30, 2008	5,757,621	6,070,684	11,828,305
Shares issued	8,450	(8,450)	-
Shares retired	-	-	-
As of March 29, 2009	5,766,071	6,062,234	11,828,305

15. INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	March 29, 2009	March 30, 2008		April 1, 2007
Numerator for basic and diluted net income per share -
Net income	$ 4,782	$ 6,585	(1)	$ 3,169	(1)
Denominator for basic net income per share -
Weighted average common shares outstanding	5,764	5,684		5,601
Dilutive effect of stock options on weighted average
common shares	16	3		116
Denominator for diluted net income per share	5,780	5,687		5,717

Basic net income per share	$ 0.83	$ 1.16		$ 0.57	(1)
Diluted net income per share	$ 0.83	$ 1.16		$ 0.55

(1) Revised due to prior period corrections. See Note 20 of the Notes to Consolidated Financial Statements (Item 8).

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

We account for stock compensation associated with the restricted stock awards, restricted stock grant agreement and performance share award agreement that were approved at the June 2008 Board of Directors meeting under the recognition and measurement principles of SFAS 123(R), "Shared-Based Payment," which requires estimating the compensation cost for all stock based awards at fair value on the date of the grant and recognition of compensation over the service period for awards expected to vest. We estimated the fair value of stock-based awards using the Black-Scholes option pricing model. We are amortizing the fair value on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. As required by SFAS 123(R), we estimated future forfeitures and are recognizing compensation costs only for those equity awards expected to vest. Estimating the percentage of stock awards that will ultimately vest requires judgment. We will record such amounts as an increase or decrease in stock-based compensation in the period we revise the estimates, to the extent that actual results or updated estimates differ from our current estimates. We consider many factors when estimating expected forfeitures, including historical voluntary terminations. Actual results, and future changes in estimates, may differ substantially from our current estimates.

The remaining future compensation costs relating to unvested stock-settled appreciation rights ("SSARs") and stock grants as of March 29, 2009 is $0.5 million, which will be recognized over a weighted average of 3.3 years, inclusive of estimated forfeitures. The stock compensation costs are being amortized on a straight-line basis over the requisite service period. The costs associated with our share-based plans are included in general and administrative expense.

During the second quarter of fiscal year 2009, pursuant to the 2003 Plan, we granted a total of 9,600 Restricted Stock Units ("RSUs") to our Officers effective July 1, 2008. The fair value of these was $14.48 per share based on the market value of the grant date. The grants vest over five years annually based on continued service through July 1, 2013. The forfeiture rate assumed on these units is zero. We assume that the Officers will continue service until their units vest. We consider the achievement of the underlying performance to be probable.

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

During the twelve month period ended March 30, 2008, pursuant to the 2003 Plan, we granted a total of 6,000 RSUs to members of our Board of Directors with restrictions that lapse monthly through August 22, 2010 based on continued service. The fair value of these was $21.98 based on the market value at the grant date We further granted a total of 16,000 RSUs to our Officers. The restrictions on the grants lapse on an annual basis over the required service period through July 1, 2012. The fair value of these was $21.02 based on the market value at the grant date. The forfeiture rate assumed on these units is zero. We assume the Board members and Officers will continue service until their units vest. We consider the achievement of the underlying performance to be probable.

Determining Fair Value - We calculate the fair value of SSARs issued to employees using the Black-Scholes pricing model. We then amortize the fair value on a straight-line basis over the requisite vesting period of the awards. The model used to calculate the SSARs issued in 2009 and 2008 are as follows:

	2009	2008
Expected volatility	33.29%	37.81%
Expected term (in years)	4	4
Risk-free interest rate	3.66%	5.10%
Expected dividend	1.4%	2.5%
Fair value per share	$2.38	$4.65

On November 15, 2007, an officer exercised 239,066 non-qualified stock options under the 1993 Incentive Stock Compensation Plan of Todd Shipyards Corporation.  The officer retained a net of 111,345 shares of common stock after surrendering the remaining balance of 127,721 to pay the strike price and the minimum federal tax due on the option exercise. The 127,721 surrendered shares were subsequently cancelled and retired. Subsequent to this transaction there are no outstanding stock options and no options were granted in fiscal years 2009, 2008 or 2007.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Financial results by quarter for the fiscal years ended March 29, 2009 and March 30, 2008 are as follows (in thousands, except per share data):

	Fiscal Year 2009				Fiscal Year 2008
	March 29, 2009	December 28, 2008	September 28, 2008	June 29, 2008	March 30, 2008		December 30, 2007	September 30, 2007	July 1, 2007
Revenues	$ 33,232	$ 33,472	$ 28,622	$ 18,192	$ 36,325	(1)	$ 39,087	$ 27,226	$ 36,527
Operating income (loss)	2,220	2,659	1,578	(2,948)	4,495	(1)	3,475	(1,447)	(548)
Net income (loss)	1,641	2,606	1,860	(1,325)	3,538	(1)	2,864	(292)	475
Net income (loss) per share
Basic	0.28	0.45	0.32	(0.23)	0.63		0.50	(0.05)	0.08
Diluted	0.28	0.45	0.32	(0.23)	0.63		0.50	(0.05)	0.08
Dividends declared per
common share	0.05	0.05	0.05	0.05	0.05		0.05	0.15	0.15

(1) Revised due to prior period corrections. See Note 20 of the Notes to Consolidated Financial Statements (Item 8).

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

19. BUSINESS ACQUISITION

On March 31, 2008, our subsidiary Everett Ship Repair & Drydock, Inc. ("Everett") acquired the assets of Everett Shipyard, Inc. ("ESY"). Everett performs ship repair work for a range of government and commercial customers, including the Navy and WSF, at two locations in Everett, Washington. The assets acquired include ESY's interest in a 1,000 ton dry dock. We anticipate that Everett will be accretive to our earnings in the long term. Everett has assumed the collective bargaining agreements with the International Brotherhood of Boilermakers, Local 104 and the United Brotherhood of Carpenters, Local 1184. The new yard employs the workforce previously employed by the previous owner. Subsequent to the acquisition, Everett changed its name to Everett Shipyard, Inc.

We have included Everett's operating results in our income statements from the date of acquisition. We have excluded pro forma operating results as the financial results for Everett would not have a material impact on the comparability of our previously filed results when compared to pro forma results of the combined entities for fiscal years 2009, 2008 or 2007 respectively.

Our total purchase price of $8.4 million consisted of the following components:

Purchase Price (in millions of dollars)
Merger consideration	$ 8.1
Purchase price payable	0.0
Acquisition-related transaction costs	0.3
Total purchase price	$ 8.4

This represents our current purchase price. In accordance with the terms of the Purchase Agreement dated January 19, 2008, $0.8 million has been held in escrow as of March 29, 2009, and will be released to Todd or to the seller as specified in the Purchase Agreement terms.

We have made cash payments of $7.9 million as of March 29, 2009. This included acquisition costs of $7.1 million and escrow deposits of $0.8 million.

Purchase Price Allocation

Our purchase price allocation of Everett's net tangible and identifiable intangible assets is based upon the estimated fair value of those assets as of March 31, 2008. We allocated the excess of the purchase price over identifiable intangible and net tangible assets to goodwill. The following table presents the preliminary allocation of the total purchase price consideration:

Purchase Price Allocation (in millions of dollars)
Accounts receivable	$ 0.9
Revenue in excess of billing	0.7
Property and equipment	3.8
Other intangible assets	2.2
Goodwill	1.1
Total assets	$ 8.7

Accounts payable and accrued liabilities	(0.3)
Total purchase price allocation	$ 8.4

Tangible Assets Acquired and Liabilities Assumed

We have estimated the fair value of certain tangible assets acquired and liabilities assumed. Some of these estimates are subject to change, particularly those estimates relating to the goodwill and other intangible assets. Adjustments to goodwill and other intangible assets may be required during the purchase price allocation period.

Intangible Assets

We recorded $1.1 million of goodwill. In addition, we recorded $2.2 million of acquired intangible assets in our financial statements. The acquired intangible assets include customer base, non-compete agreements, and trade name.

Intangible Assets
	Net Book Value (in millions)	Useful Life (in years)
Customer relationships	$1.4	8
Non-compete agreements	0.6	5
Trade name	0.2	15
Goodwill	1.1	indefinite
Total intangible assets	$3.3

The related amortization expense reflected in our income statement was $0.3 million for the twelve month period ended March 29, 2009. There was no such related amortization expense during fiscal year 2008. We expect the annual amortization expense for intangible assets to be $0.3 million for each of the next five years.

20. CORRECTION OF PRIOR PERIOD MISSTATEMENTS

During the quarter ended December 28, 2008, we discovered an error in how we reported several funds that were held by one of our health insurance carriers. These funds are held in a premium stabilization fund account (the "PSF Account") and an incurred but not reported claims reserve account (the "IBNR Reserve"). Although these funds were not previously reported on our balance sheet, we determined that they are reportable assets and that their value should be included in our consolidated financial statements and would have reduced our past insurance expenses.

Accordingly, we determined that our accumulated retained earnings were understated by $2.9 million as of April 3, 2006, and net income was overstated by $71,000 and understated by $7,000 as of the end of fiscal years ending April 1, 2007 and March 30, 2008, respectively. For the twelve months ending March 29, 2009, the error had no impact on reported cash flows from operating, financing or investing activities and is considered immaterial to previously reported results of operations. Since the cumulative impact of correcting this error would be material to the results of the quarter ended December 28, 2008, we applied the guidance of Staff Accounting Bulletin No. 108 ("SAB 108"). This guidance requires that the prior period financial statements be corrected, even though such revisions previously were, and continue to be, immaterial to the prior period financial statements. As the accounting for the PSF Account and IBNR Reserve is based on annual reporting that we receive in the fourth quarter of each fiscal year, the misstatements only impact the balances during the fourth quarter of each prior fiscal year.

We established a Voluntary Employee Beneficiary Association Trust (the "VEBA Trust") to fund health benefits for retired employees in the fourth quarter of fiscal year 2009 and transferred a portion of the funds held by one of our health insurance providers into the VEBA Trust to pay future health benefits for certain retired employees. The value of the funds that we ultimately expect to be transferred is approximately $3.0 million, which we plan to fund in fiscal year 2010.

We also determined that the annual amounts transferred in prior periods from the Todd Shipyards Corporation Retirement System defined benefit plan (the "Plan") to fund health benefits for certain retired employees did not consider the funds available in the PSF Account and IBNR Reserve. We calculate the amount to transfer from the Retirement Plan based on the requirements provided by Section 420 of the Internal Revenue Code. During the fourth quarter of fiscal 2009, we made a contribution to the Plan of $2.9 million, in order to return $1.8 million of principal and $1.1 million of accrued interest to the Plan. We are still determining any potential tax implications from this matter. We have booked a reserve for excise tax of $0.5 million dollars as of March 29, 2009.

The following tables represent the impact of the misstatements discussed above on our income statements and balance sheets for all of the prior periods (in thousands except per share amounts):

	Income/ (Expense)	Income Tax Provision	Net Income	Basic EPS	Diluted EPS

Fiscal year 2007	$ (11)	$ (60)	$ (71)	$ (0.01)	$ (0.02)
Fiscal year 2008	81	(74)	7	-	-
Cumulative	$ 70	$ (134)	$ (64)

	Other Current Assets	Taxes Payable	Retained Earnings

Fiscal year 2006	$ 3,033	$ (144)	$ (2,889)
Fiscal year 2007	3,022	(204)	(2,818)
Fiscal year 2008	3,104	(279)	(2,825)

	Other Current Assets			Income Taxes Payable			Retained Earnings
	Reported	Adjustment	Revised	Reported	Adjustment	Revised	Reported	Adjustment	Revised
Fiscal year 2006	$ 1,625	$ 3,033	$ 4,658	$ 283	$ 144	$ 427	$ 92,454	$ 2,889	$ 95,343
Fiscal year 2007	3,485	3,022	6,507	754	204	958	70,212	2,818	73,030
Fiscal year 2008	1,578	3,104	4,682	151	279	430	74,505	2,825	77,330

	Income/(Expense)			Income Tax Provision			Net Income
	Reported	Adjustment	Revised	Reported	Adjustment	Revised	Reported	Adjustment	Revised

Fiscal year 2007	$ 125,504	$ (10)	$ 125,494	$ 1,636	$ 60	$ 1,696	$ 3,240	$ (71)	$ 3,169
Fiscal year 2008	139,084	81	139,165	3,320	74	3,394	6,578	7	6,585

21. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

As of March 29, 2009 and March 30, 2008 our cash, cash equivalents, and marketable securities primarily consisted of cash, government and government agency securities, money market funds and other investment grade securities. We record such amounts at fair value.

Effective April 1, 2008, we adopted SFAS No. 157, "Fair Value Measurements," which clarifies the definition of fair value, prescribes methods of measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

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

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as of March 29, 2009:

(in thousands of dollars)	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value

Cash	$ 3,487	-	-	-	$ 3,487
Money Market Funds	-	1,064	-	-	1,064
US Government and Agency Securities	-	1,465	11,916	-	13,381
Corporate Debt Securities	-	-	5,622	-	5,622
Total	$ 3,487	$ 2,529	$ 17,538	$ -	$ 23,554

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Securities and Exchange Commission ("SEC"), defines the term "disclosure controls and procedures" to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on an evaluation of the effectiveness of our disclosure controls and procedures by our management, that our disclosure controls and procedures were effective as of the end of the period covered by this report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate "internal control over financial reporting," which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 29, 2009, based on the framework in Internal Control-Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of March 29, 2009.

Our internal control over financial reporting as of March 29, 2009, has been audited by Grant Thornton, LLP, an independent registered public accounting firm, as stated in their report which is included herein as Item 8.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended March 29, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information for the below items will be provided in, and is incorporated by reference to the 2009 Proxy Statement.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1 and 2. FINANCIAL STATEMENTS

The financial statements listed in the accompanying index to financial statements are filed as part of this annual report.

TODD SHIPYARDS CORPORATION
INDEX TO FINANCIAL STATEMENTS

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm on Consolidated Financial Statements	29

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	30

Report of Management	31

Consolidated Balance Sheets at March 29, 2009 and March 30, 2008	32

Consolidated Statements of Income For the years ended March 29, 2009, March 30, 2008 and April 1, 2007	33

Consolidated Statements of Cash Flows For the years ended March 29, 2009, March 30, 2008 and April 1, 2007	34

Consolidated Statements of Stockholders' Equity and Comprehensive Income For the years ended March 29, 2009, March 30, 2008 and April 1, 2007	35

Notes to Consolidated Financial Statements For the years ended March 29, 2009, March 30, 2008 and April 1, 2007	36

All other schedules have been omitted because the required information is included in the Consolidated Financial Statements, or the notes thereto, or is not applicable or required.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)
	March 29, 2009	March 30, 2008	April 1, 2007
Beginning Balance	$0	$0	$0
Charged to costs and expenses	$325
Balance as of year-end	$325	$0	$0

Allowance accounts consist of accounts receivable allowance for doubtful accounts which is deducted from the assets to which they apply.

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

*

10.4	Employment contract between the Company and Stephen G. Welch dated February 7, 2001.	*

10.5	Indemnification Agreement for Officers and Directors of Todd Shipyards Corporation.	*

21.1	Subsidiaries of the Company.	*

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	#

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (filed herewith.)	#

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a (filed herewith.)	#

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

#

99.1	Todd Shipyards Corporation Announces Financial Results for March 29, 2009 (furnished herewith.)	#

Note:	All Exhibits are in SEC File Number 1-5109.
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
June 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Brent D. Baird Brent D. Baird, Director June 11, 2009	/s/ Steven A. Clifford Steven A. Clifford, Director June 11, 2009

/s/ Patrick W.E. Hodgson Patrick W.E. Hodgson, Chairman, and Director June 11, 2009	/s/ J. Paul Reason J. Paul Reason, Director June 11, 2009

/s/ Joseph D. Lehrer Joseph D. Lehrer, Director June 11, 2009	/s/ Philip N. Robinson Philip N. Robinson, Director June 11, 2009

/s/ Stephen G. Welch Stephen G. Welch President, Chief Executive Officer, and Director June 11, 2009	/s/ William L. Lewis William L. Lewis, Director June 11, 2009