Form 10-Q
period 2009-06-28
TODD SHIPYARDS CORP
filed 2009-08-06
CIK 98537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2009.

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

There were 5,771,191 shares of the corporation's $0.01 par value common stock outstanding at August 6, 2009.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Periods ended June 28, 2009 and June 29, 2008
(in thousands of dollars, except per share data)

	Three Months Ended
	06/28/09		06/29/08
Revenues	$ 34,635		$ 18,192
Operating expenses:
Cost of revenue	24,788		13,394
Administrative and manufacturing overhead	8,096		7,760
Other insurance settlements	(30)		(14)
Total operating expenses	32,854		21,140
Operating income/(loss)	1,781		(2,948)
Investment and other income:
Lease income	414		821
Lease expense	(20)		(76)
Other income, net	131		210
Total investment and other income	525		955

Income/(loss) before income tax expense	2,306		(1,993)
Income tax (expense)/benefit	(784)		668
Net income/(loss)	$ 1,522		$ (1,325)

Net income/(loss) per common share
Basic	$ 0.26		$ (0.23)
Diluted	$ 0.26		$ (0.23)

Dividends declared per common share	$ 0.05		$ 0.05

Weighted average shares outstanding
Basic	5,766		5,758
Diluted	5,783		5,758

Retained earnings at beginning of period	$ 80,056	(1)	$ 73,600	(1)
Net income/(loss) for the period	1,522		(1,325)
Dividends declared on common stock	(290)		(292)
Retained earnings at end of period	$ 81,288		$ 71,983	(1)

The accompanying notes are an integral part of these statements.

(1) Revised due to prior period corrections. See Note 12 of the Notes to Consolidated Financial Statements.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS
Balances as of June 28, 2009 and March 29, 2009
(in thousands of dollars, except per share data)

	06/28/09	03/29/09

ASSETS
Cash and cash equivalents	$ 5,111	$ 4,551
Securities available-for-sale	20,097	19,003
Accounts receivable
U.S. Government	6,522	5,035
Other, net	5,880	8,878
Costs and estimated profits in excess of billings on incomplete contracts	15,426	12,326
Inventory	1,511	1,523
Insurance receivable	382	382
Other current assets	2,282	3,457
Deferred taxes	63	66
Total current assets	57,274	55,221
Property, plant, and equipment, net	31,746	32,045
Restricted cash	3,903	3,807
Deferred pension assets	7,404	7,942
Insurance receivable	8,652	8,622
Intangible assets, net	1,783	1,859
Goodwill	1,109	1,109
Other long-term assets	1,670	3,635
Total assets	$ 113,541	$ 114,240

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accruals	$ 14,703	$ 13,403
Accrued payroll and related liabilities	1,896	2,142
Billings in excess of costs and estimated profits on incomplete contracts	8,349	8,619
Environmental and other reserves	382	382
Taxes payable other than income taxes	1,257	1,376
Income taxes payable	1,123	1,199
Total current liabilities	27,710	27,121
Environmental and other reserves	10,698	10,703
Accrued post retirement health benefits	6,941	8,701
Deferred taxes	1,061	1,171	(1)
Other non-current liabilities	1,666	2,413
Total liabilities	48,076	50,109
Stockholders' equity
Common stock $.01 par value, authorized 19,500,000 shares,
issued 11,828,305 shares at June 28, 2009 and March 29, 2009,
and outstanding 5,766,071 shares at June 28, 2009 and March 29, 2009	118	118
Paid-in capital	38,738	38,690
Retained earnings	81,288	80,056	(1)
Accumulated other comprehensive loss	(10,752)	(10,806)
Treasury stock (6,062,234 shares at June 28, 2009 and March 29, 2009)	(43,927)	(43,927)
Total stockholders' equity	65,465	64,131
Total liabilities and stockholders' equity	$ 113,541	$ 114,240

The accompanying notes are an integral part of these statements.

(1) Revised due to prior period corrections. See Note 12 of the Notes to Consolidated Financial Statements.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Periods ended June 28, 2009 and June 29, 2008
(in thousands of dollars)

	Three Months Ended
	06/28/09	06/29/08
OPERATING ACTIVITIES
Net income/(loss)	$ 1,522	$ (1,325)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization	1,122	1,163
Deferred pension cost	538	290
Post retirement health benefits	18	(259)
Deferred income taxes	(107)	(332)
Stock based compensation	48	34
Change in operating assets and liabilities
Accounts receivable	1,511	31
Costs and estimated profits in excess of billings on incomplete contracts	(3,100)	1,559
Inventory	12	55
Insurance receivable	(30)	46
Other assets	152	(400)
Accounts payable and accruals	2,271	(2,008)
Accrued payroll and related liabilities	(246)	(454)
Forward contract loss reserve	-	(35)
Cost claim reserve	-	3,145
Billings in excess of costs and estimated profits on incomplete contracts	(270)	2,555
Environmental and other reserves	(5)	(59)
Income taxes payable	(76)	(151)
Other liabilities	(894)	(420)
Net cash provided by operating activities	2,466	3,435
INVESTING ACTIVITIES
Purchases of marketable securities	(1,003)	(2,969)
Sales of marketable securities	-	1,002
Maturities of marketable securities	-	996
Proceeds from disposal of fixed assets	-	2
Capital expenditures	(517)	(178)
Payments for acquisition	-	(7,948)
Net cash used in investing activities	(1,520)	(9,095)
FINANCING ACTIVITIES
Restricted cash	(96)	(51)
Dividends paid on common stock	(290)	(292)
Net cash used in financing activities	(386)	(343)
Net increase/(decrease) in cash and cash equivalents	560	(6,003)
Cash and cash equivalents at beginning of period	4,551	12,600
Cash and cash equivalents at end of the period	$ 5,111	$ 6,597

Supplemental disclosures of cash flow information:
Cash paid for income taxes	1,000	455
Supplemental disclosures of non-cash information:
Liability for capital expenditure	229	-

The accompanying notes are an integral part of these statements.

(1) Revised due to prior period corrections. See Note 12 of the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Todd Shipyards Corporation ("we", "us", "our") filed the Consolidated Financial Statements for the fiscal year ended March 29, 2009 with the Securities and Exchange Commission on Form 10-K. The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis contained in that report should be read in connection with this Form 10-Q.

1. BASIS OF PRESENTATION

In our opinion, we have included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation in the interim financial statements. Certain financial information that is required in the annual financial statements and prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") may not be required for interim financial reporting purposes and may have been condensed or omitted. Our results of operations for the three months ended June 28, 2009 are not necessarily indicative of the operating results for the full year. Our interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2009 Annual Report on Form 10-K.

The Consolidated Financial Statements include the accounts of Todd Shipyards Corporation and our wholly owned subsidiaries Todd Pacific Shipyards Corporation ("Todd Pacific"), Everett Shipyard, Inc. ("Everett"), and TSI Management, Inc. ("TSI"). We have eliminated all inter-company transactions.

Preparing our interim financial statements in conformity with GAAP requires us to make estimates and assumptions that may affect the amounts reported in our Consolidated Financial Statements and Notes to Consolidated Financial Statements. Actual results could differ from those estimates.

2. RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with accounting principals generally accepted in the United States of America and expands disclosures about fair value measurements. For financial assets and liabilities, SFAS 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. See "Note 12 - Cash, Cash Equivalents, and Marketable Securities" for further discussion. In February 2008, the Financial Accounting Standards Board ("FASB") issued Staff Position 157-2 ("FSP 157-2") which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 for non-financial assets became effective for us at the beginning of March 30, 2009 and its adoption did not have a material impact to our consolidated financial statements.

SFAS No. 141, "Business Combinations" ("SFAS 141") which was amended by SFAS No. 141R, "Business Combinations" ("SFAS 141R") - In December 2007, FASB issued SFAS 141R, which requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted SFAS 141R as of March 30, 2009, which did not have an impact to our consolidated financial statements.

SFAS No. 160, "Non-controlling Interest in Consolidated Financial Statements" ("SFAS 160") - In December 2007, FASB issued SFAS 160, which requires all entities to report non-controlling interests as equity in the financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted SFAS 160 as of March 30, 2009, which did not have an impact to our consolidated financial statements.

SFAS No. 167, Amendments to FASB Interpretation No. 46(R) "Consolidation of Variable Interest Entities" ("SFAS 167") - In June 2009, FASB issued SFAS 167, which requires all entities to reconsider their consolidation conclusion including their involvement with variable interest entities. SFAS 167 is effective for fiscal years that begin after November 15, 2009. We do not believe the adoption of SFAS 167 will have a material impact on our financial statements.

FSP EITF No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," ("FSP EITF 03-6-1") - In June 2008, FASB issued FSP EITF 03-6-1 to clarify that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (EPS) pursuant to the two-class method, as described in FASB Statement 128, "Earnings per Share."

FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have adopted FSP EITF 03-6-1 effective March 30, 2009 and applied its provisions retrospectively to all prior-period EPS data presented in our financial statements.

FSP FAS No. 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1"), establishes disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 amend FAS No. 107, "Disclosures about Fair Value of Financial Instruments" (FAS 107), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Practices Board "APB" Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods.  It will apply to all financial instruments within the scope of FAS 107, and will require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements.  FSP FAS 107-1 and APB 28-1 is effective for periods with interim periods beginning after June 15, 2009. We are currently assessing the potential effect that the adoption of FSP FAS 107-1 and APB 28-1 will have to our consolidated financial statements.

SFAS No. 165, "Subsequent Events" ("SFAS 165"), establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS 165 establishes (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. We adopted SFAS 165 in the current period. We evaluated subsequent events through the issuance of our consolidated financial statements on August 6, 2009.

FSP FAS No.115-2 and FAS No. 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2 and FAS 124-2"), will change (1) the method for determining whether an other-than-temporary impairment exists (i.e., the "trigger" for an other-than-temporary impairment) for debt securities and (2) the amount of an impairment charge to be recorded in earnings. Where credit losses exist, the portion of the impairment related to those credit losses should be recognized in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009.  We adopted this FSP and the adoption has not had a material impact to our consolidated financial statements.

FSP No. EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20" ("FSP EITF 99-20-1"), is intended to achieve a more consistent determination of whether an other-than-temporary impairment has occurred.  FSP EITF 99-20-1 also reemphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115. We adopted this effective March 29, 2009. We do not have any assets that have other than a temporary impairment and the adoption of FSP EITF 99-20-1 has not had a material impact to our financial statements.

SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals" ("SFAS 168"), establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. This statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. We are currently assessing the potential effect that the adoption of SFAS 168 will have to our consolidated financial statements.

3. REVENUES

We recognize revenue, costs, and profit on construction and repair contracts in accordance with Statement of Position No. 81-1 ("SOP No. 81-1"), "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." We utilize the percentage-of-completion method which requires us to make certain estimates of the total costs to complete a project, estimates of project schedule and completion dates, estimates of the percentage at which the project is complete, estimates of award fees earned, estimates of annual overhead rates, and estimates of amounts of any probable unapproved claims and/or change orders. Experienced project management and accounting personnel assigned to these activities continuously evaluate and update these estimates, and management also reviews them on a periodic basis. When adjustments in contract value or estimated costs are determined, we generally reflect any changes from prior estimates in the current period. We generally enter into three types of contracts: cost-type contracts, time-and-materials contracts, and fixed price contracts.

The ship repair business consists of individual and short duration repair events, some of which the Government exercises under its various multi-ship, multi-option contracts. Consequently, operating results for any period presented are not necessarily indicative of results expected in other periods.

When estimates of total costs to be incurred on a contract exceed estimates of total revenue to be earned, we record a provision for the contract loss in the period we determine the estimated loss. We recognize revenue arising from claims when we realize them. We recognize a potential loss on a claim when we can reasonably estimate and deem probable the amount of the claim. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of the additional cost incurred, the reasonableness of the costs, and the objective evidence to support the claim.

4. RESERVES AND OTHER CONTINGENCIES

As discussed in our Form 10-K for the fiscal year ended March 29, 2009, we face significant potential liabilities in connection with the alleged presence of hazardous waste materials at our Seattle shipyard and at other additional sites used by us for disposal of alleged hazardous waste. We are named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, mainly asbestos, at our facilities.

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

The agreement provides coverage for the known liabilities in an amount not to exceed the policy limits. As of June 28, 2009 these limits exceed our current booked reserves of approximately $5.1 million. Included in the reserves are sediment remediation costs for Harbor Island of $0.4 million that we expect to occur in the next 12 months. We reflect these costs as current liabilities in our balance sheet. Likewise, we reflect the insurance receivable of $0.4 million relating to these reserves as a current asset in our balance sheet.

Additionally, in 2001 we entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

During the fourth quarter of fiscal year 2003, we entered into a Consent Decree with the Environmental Protection Agency ("EPA") for the cleanup of the Shipyards Sediments Operable Unit (the "SSOU"), which was subsequently approved by the Department of Justice.

Remediation of the SSOU began in the second quarter of fiscal year 2005. We finished the pier demolition and required dredging in its entirety during fiscal year 2006. The EPA formally accepted our work at the site during the second quarter of fiscal year 2008.

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

Under the Federal Superfund law, a potentially responsible party ("PRP") may have liability for damages to natural resources in addition to liability for remediation. During fiscal year 2003, we began discussions with the natural resource trustees ("Harbor Island Trustees") for the Site. Management anticipates that the Harbor Island Trustees will file a claim against us at some future date alleging damages to the natural resources at the Site caused by the release of hazardous substances. We have included our best estimate of natural resource damage liability in the environmental remediation reserve. Our insurance policy covers the payment of any eventual claim, provided that we have not exceeded aggregate policy limits.

Other Environmental Sites

The Port of Tacoma, Washington filed a civil action against us during the fourth quarter of fiscal year 2008 in the United States District Court (Western District of Washington in Tacoma) for contribution under Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and Model Toxics Control Act ("MTCA"). We previously disclosed our involvement with the CERCLA and MTCA remediation efforts in the Hylebos Waterway of Commencement Bay in Tacoma, Washington and subsequent natural resources assessment by the statutorily named trustees ("Commencement Bay Trustees"). A former subsidiary of ours operated a shipbuilding operation on the Hylebos Waterway under contract to the United States Navy ("Navy") during World War I and World War II. The contract between our subsidiary and the Navy for the operation of the shipyard site included an indemnification clause flowing from the Navy to our subsidiary. We have tendered any potential liability to the Navy pursuant to this contract. The Government to date has not accepted this tender nor has it agreed to indemnify us. We have not had a presence at the site since 1946. We have further taken the position with the Port of Tacoma, the EPA and the Commencement Bay Trustees that any potential liability that we may have had for the site was discharged in our 1987 filing under Chapter 11 of the United States bankruptcy code. The Port of Tacoma does not agree that our liability for this site was discharged in bankruptcy. The EPA did not name us as a PRP nor have the Commencement Bay Trustees filed a claim against us for natural resource damages. The Commencement Bay Trustees filed a claim against the Navy for natural resources damages caused by the Government. The Commencement Bay Trustees and the Navy have entered into a consent decree resolving the claim, releasing the Navy from further liability in connection with the site. We appeared at the consent decree hearing in United States District Court in Tacoma, Washington in October 2007 to protect our indemnification agreement with the Navy. The judge approved entry of the consent decree but also ruled that the consent decree would not operate to relieve the Navy from any contractual indemnification obligations it may owe us. We have included our current best estimate of this potential liability in our environmental reserve and will continue to analyze this exposure as we continue discovery in this litigation.

We entered into a Consent Decree with the EPA for the clean up of the Casmalia Resources Hazardous Waste Management Facility in Santa Barbara County, California under the Resource Conservation and Recovery Act. We included an estimate of the potential liability for this site in our environmental reserve.

During fiscal year 2005, the EPA notified us that we are a PRP at the Malone Service Company Superfund Site ("Malone Site") in Galveston County, Texas. The EPA alleges that our Galveston shipyard, which ceased operations in 1990, was the generator of waste materials that were delivered, through independent transport companies, to the Malone Site. The EPA had indicated that we will, based on volumes of material at the site that we generated, be eligible to participate in a "de minimus" settlement for small contributors. During the first quarter of fiscal year 2010, we were informed that the EPA had approved the Administrative Order on Consent setting forth our settlement. We paid the final settlement amount in the first quarter of fiscal year 2010.

During the first quarter of fiscal year 2010, we received notification from the EPA that we, along with approximately 125 other companies and organizations, are a PRP for the costs incurred in connection with contamination at the Omega Chemical Corporation Superfund Site in Whittier, California. We are investigating the factual allegations and any potential liability. Due to the uncertainties at this time we have not established a reserve for this issue.

During fiscal year 2005, we received notification that we, along with 55 other companies and organizations, are a PRP at the BKK Landfill Facility in West Covina, California. The site is the subject of an investigation and remedial order from the California Department of Toxic Substances Control. It is alleged that our San Pedro shipyard (closed in 1990) caused shipyard waste to be sent to the BKK facility during the 1970s and 1980s. Due to the uncertainties at this time, we have not established a reserve for this issue.

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

Asbestos-Related Claims

As reported in our Form 10-K for fiscal year 2009, we are named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former facilities.

The cases generally include as defendants, in addition to us, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. We assess claims as they are filed and as the cases develop, analyzing them in two different categories based on severity of illness. Based on current fact patterns, we categorize certain diseases including mesothelioma, lung cancer and fully developed asbestosis as "malignant" claims. We categorize all others of a less medically serious nature as "non-malignant." We are currently defending approximately 11 "malignant" claims and approximately 546 "non-malignant" claims. We and our insurers are vigorously defending these actions.

As of June 28, 2009, we have recorded a bodily injury liability reserve of $5.1 million and a bodily injury insurance receivable of $3.9 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $5.0 million and $3.8 million, respectively, at March 29, 2009. We classify these bodily injury liabilities and receivables within our balance sheet as environmental and other reserves, and insurance receivables, respectively.

Other Reserves

During the first quarter of fiscal year 2004, we recorded a reserve of $2.5 million related to the unanticipated bankruptcy of one of our previous insurance carriers. The remaining balance as of June 28, 2009 was $1.2 million. The reserve, which reflects our best estimate of the known liabilities associated with unpaid workers compensation claims arising from the two-year coverage period commencing October 1, 1998, is subject to change as additional facts are uncovered. These claims have reverted to us due to the liquidation of the insurance carrier. Although we expect to recover at least a portion of these costs from the liquidation and other sources, we cannot currently estimate the amount and the timing of any such recovery and therefore have not included an estimate of amounts recoverable in the current financial results. We have cumulatively paid approximately $1.3 million and $1.0 million in claims through June 28, 2009 and March 29, 2009, respectively, which have been charged against the reserve.

During our third quarter of fiscal year 2009 ended December 28, 2008, we discovered an error in how we reported several funds held by one of our health insurance carriers. These funds were held in a premium stabilization fund account (the "PSF Account") and an incurred but not reported claims reserve account (the "IBNR Reserve"). Although we did not previously report these funds on our balance sheet, we determined that they were reportable assets and that we should include their value in our consolidated financial statements. We also determined that the annual amounts transferred in prior periods from the Todd Shipyards Corporation Retirement System defined benefit plan (the "Plan") to fund health benefits for our retired employees did not consider the funds available in the PSF Account and the IBNR Reserve. We calculated the amount to transfer from the Plan based on the requirements provided by Section 420 of the Internal Revenue Code. We are evaluating any potential tax implications for this matter and booked an excise tax reserve of $0.5 million dollars during the fourth quarter of fiscal year 2009. For further discussion, refer to Note 12 of the Notes to Consolidated Financial Statements.

Other Contingencies

We previously reported that we received notice from the Defense Contract Audit Agency ("DCAA") questioning the reasonableness of a payment to one of our subcontractors on the 2005 docking-Planned Incremental Availability ("dPIA") of the aircraft carrier USS John C. Stennis. During the first quarter of our fiscal year 2009 the DCAA issued its final report disapproving $3.1 million of costs related to payments made to the subcontractor and costs incurred by us to perform work which was contracted to the subcontractor. The Navy contracting officer then issued the decision to disallow the costs and withhold the above stated amount from payments due on our current contracts with the Navy. In response, we filed a Request for Equitable Adjustment ("REA") with the Navy contracting officer to allow the $3.1 million in incurred costs. In the event of an unfavorable decision on our REA we will file an appeal to the Armed Services Board of Contract Appeals or directly to federal court. We established a reserve for this item in the amount of $3.1 million and booked the resulting transaction as a reduction in revenue in the first quarter of fiscal year 2009. The Navy collected the entire amount in the second quarter of fiscal year 2009 through the non-payment of other outstanding project receivables. We continued to meet with the Navy in the third quarter of fiscal year 2009 and the Navy agreed to return the $3.1 million while they considered our REA. We provided additional information to the Navy to assist in the resolution of the REA. We re-billed the Navy for the $3.1 million outstanding and the Navy paid the invoices in the third quarter of fiscal year 2009. There are no assurances that the Navy will agree with our REA. Our current financial statements continue to reflect a reserve in billings in excess of sales for the $3.1 million at issue.

The Navy's Puget Sound contracting office has notified us of several instances of potential noncompliance with the Cost Accounting Standards ("CAS") relating to our contract to perform repair work on the aircraft carriers located in the Puget Sound. The instances under review primarily focus on our long standing cost allocation methods applicable to our Navy contracts and the degree to which we allocate indirect costs to work performed under our Planned Incremental Availability ("PIA") contract. We believe that we have valid positions and defenses to the findings of potential noncompliance and we are responding to the notification in an effort to resolve the matter prior to action by the Navy. We have submitted proposals for consideration by the Navy to resolve outstanding issues but have not received a response. An unfavorable outcome in this matter could have a significant impact on our cost structure with the Navy and, depending upon the scope of any retroactive relief sought by the Navy, could be material in the period recorded. At this time, we are unable to estimate our potential exposure for this item and have not established a reserve.

5. COMPREHENSIVE INCOME

We reported comprehensive income of $1.5 million for the quarter ended June 28, 2009, which consisted of net income of $1.5 million and no net unrealized gain or loss on available-for-sale securities.

For the first quarter of fiscal 2009 ended June 29, 2008, we reported a comprehensive loss of $1.3 million, which consisted of a net loss of $1.3 million and no net unrealized gain or loss on available-for-sale securities.

6. NET INCOME PER SHARE

The following table represents the calculation of net income per common equivalent share, diluted.

	Three Months Ended
(in thousands of dollars except per share data)	06/28/09	06/29/08

Net income/(loss)	$ 1,522	$ (1,325)
Weighted average common shares outstanding, basic	5,766	5,758
Dilutive effect of stock awards on weighted average
common shares	17	-
Weighted average common shares outstanding, diluted	5,783	5,758

Net income/(loss) per common share, diluted	$ 0.26	$ (0.23)

We excluded 16,000 units of Stock Settled Appreciation Rights ("SSARs") from the calculations for the three month period ended June 28, 2009 because their affect would be anti-dilutive.

7. STOCK COMPENSATION EXPENSE

The Board of Directors approved the Todd Shipyards Corporation 2003 Incentive Stock Option Plan (the "2003 Plan") in 2003 and the shareholders ratified it at the 2003 Annual Meeting. The 2003 Plan provides for the granting of incentive stock options, non-qualified stock options, performance share awards and restricted stock grants or any combination of such grants or awards to directors, officers and our key employees to purchase shares of the Class A Common Stock of the Company. The Board of Directors has authorized an aggregate of 250,000 shares of common stock for issuance under the 2003 Plan.

We account for stock compensation associated with the restricted stock awards, restricted stock grant agreement, and performance share award agreement that were approved at the June 2009 Board of Directors meeting under the recognition and measurement principles of SFAS No. 123(R), "Shared-Based Payment," ("SFAS 123(R)") which requires estimating the compensation cost for all stock based awards at fair value on the date of the grant and recognition of compensation over the service period for awards expected to vest. We estimate the fair value of stock-based awards using the Black-Scholes option pricing model. We amortize the fair value on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. As required by SFAS 123(R), we estimate future forfeitures and recognize compensation costs only for those equity awards expected to vest. Estimating the percentage of stock awards that will ultimately vest requires judgment. We will record such amounts as an increase or decrease in stock-based compensation in the period we revise the estimates, to the extent that actual results or updated estimates differ from our current estimates. We consider many factors when estimating expected forfeitures, including historical voluntary terminations. Actual results, and future changes in estimates, may differ substantially from our current estimates.

The remaining future compensation costs relating to unvested performance share awards and stock grants as of June 28, 2009 are $0.7 million, which will be recognized over a weighted average of 3.3 years, inclusive of estimated forfeitures. We amortize the stock compensation costs on a straight-line basis over the requisite service period. We include the costs associated with our share-based plans in general and administrative expense.

On June 5, 2009, pursuant to the 2003 Plan, we granted a total of 9,600 Restricted Stock Units ("RSUs") to our Officers effective July 1, 2009. The fair value of these was $16.98 per share based on the market value on the grant date. The grants vest over five years annually based on continued service through July 1, 2014. The forfeiture rate assumed on these units is zero. We assume that the Officers will continue service until their units vest. We consider the achievement of the underlying performance to be probable.

On June 5, 2009, pursuant to the 2003 Plan, we granted 16,000 units of performance award shares in the form of SSARs to our Officers. The SSARs vest ratably on continued service through July 1, 2012 and expire on July 1, 2014. The forfeiture rate assumed on these units is zero. We assume that the Officers will continue service until their units vest. We consider the achievement of the underlying performance criteria to be probable.

During the fiscal year ended March 29, 2009, pursuant to the 2003 Plan, we granted a total of 9,600 RSUs to our Officers effective July 1, 2008. The fair value of these was $14.48 per share based on the market value of the grant date. The grants vest over five years annually based on continued service through July 1, 2013. The forfeiture rate assumed on these units is zero. We assume that the Officers will continue service until their units vest and we consider the achievement of the underlying performance to be probable.

During the fiscal year ended March 29, 2009, pursuant to the 2003 Plan, we granted 16,000 SSARs to our Officers. The SSARs vest ratably on continued service through July 1, 2011 and expire on July 1, 2013. The forfeiture rate assumed on these units is zero. We assume that the Officers will continue service until their units vest and we consider the achievement of the underlying performance criteria to be probable.

During the fiscal year ended March 29, 2009, pursuant to the 2003 plan, we granted 5,250 RSUs to our Board of Directors with restrictions that lapse by month through July 13, 2011, based on continued service. The fair value was $14.12 based on the grant date. The forfeiture rate assumed on these units is zero. We assume that the Directors will continue service until their units vest.

Determining Fair Value - We calculate the fair value of SSARs issued to employees using the Black-Scholes pricing model. We then amortize the fair value on a straight-line basis over the requisite vesting period of the awards.

8. PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Pension Plan - We sponsor the Todd Shipyards Corporation Retirement System defined benefit plan, a non-contributory defined benefit plan under which certain non-union employees are covered. We base the benefits on years of service and the employee's compensation before retirement. Our funding policy is to fund such retirement costs as required to meet allowable deductibility limits under current Internal Revenue Service regulations. The Plan assets consist principally of common stocks and Government and corporate obligations. As of April 10, 2007, new employees are not eligible to enter the plan.

Pension Benefits	Three Months Ended
(in thousands of dollars)	06/28/09	06/29/08
Components of net periodic benefit cost
Service cost	$ 137	$ 157
Interest cost on projected benefit obligation	423	419
Expected return on plan assets	(522)	(758)
Amortization of prior service cost	497	151
Recognized actuarial loss	3	3
Net periodic (benefit) cost before asset transfer	538	(28)
Asset transfer	-	318
Net periodic cost	$ 538	$ 290

Post Retirement Health Insurance Program - We sponsor a retiree health care plan that provides post retirement medical benefits to former full-time exempt employees, and their spouses, who meet specified criteria. We terminated post retirement health benefits for any employees retiring subsequent to May 15, 1988.

The retirement health care plan contains cost-sharing features such as deductibles and coinsurance. We fund these benefits monthly through the payment of health insurance premiums.

Because such benefit obligations do not accrue to current employees, there is no current year service cost component of the accumulated post retirement health benefit obligation.

Other Post Retirement Benefits	Three Months Ended
(in thousands of dollars)	06/28/09	06/29/08
Components of net periodic benefit cost
Interest cost on projected benefit obligation	$ 162	$ 158
Recognized actuarial gain	(39)	(99)
Amortization of net gain	(105)	-
Net periodic cost before 401h transfer	18	59
Transfer of assets for payment of retiree medical
benefits (401(h) Plan)	-	(318)
Net periodic benefit	$ 18	$ (259)

We established a Voluntary Employee Beneficiary Association Trust (the "VEBA Trust") to fund health benefits for certain retired employees in the fourth quarter of fiscal year 2009. During the first quarter of fiscal 2010, we transferred $2.9 million to the VEBA Trust. Upon completion of the transfer of these funds, we reduced our current assets by $2.9 million and our medical retiree liability by a corresponding amount. We commenced paying certain retiree health benefits from this fund in the first quarter of the current year. We anticipate that we will pay current year retiree health benefits from the VEBA Trust and that we will pay all future retiree health benefits from the VEBA Trust until this fund is exhausted. Please refer to Note 12 of the Notes to Consolidated Financial Statements for more information on the establishment, funding and anticipated utilization of the VEBA Trust.

On December 8, 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("MMA") was signed into law. MMA introduces prescription drug benefits under Medicare Part D as well as a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We sponsor a post retirement health care benefit plan that provides prescription drug benefits that are deemed actuarially equivalent to Medicare Part D. We began reflecting the impact due to MMA effective March 31, 2005 and assume it will be in place for the lifetime of the plan.

Union Pension Plans - Operating Shipyard - We participate in several multi-employer defined benefit and/or defined contribution pension plans, which provide benefits to our collective bargaining employees. The expense under these plans totaled $0.6 million and $0.5 million for the quarters ended June 28, 2009 and June 29, 2008, respectively.

9. INCOME TAXES

We record income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). We recognize deferred income taxes for temporary differences - the differences between the GAAP financial statement carrying amounts of assets and liabilities and those elected for use in our tax return. We report the tax effect of these temporary differences as deferred income tax assets and liabilities on the balance sheet, measured using IRS guidelines and income tax rates that are currently in effect. We record a valuation allowance to reduce deferred tax assets when realization of the tax benefit is unlikely.

In June 2006, the FASB issued an interpretation of SFAS 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, "Accounting for Income Taxes". FIN No. 48 ("FIN 48") prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no unrecognized tax benefits under FIN 48 as of June 28, 2009 or March 29, 2009.

We recognized no material interest or penalties during the three months ended June 28, 2009. We have adopted a policy whereby we classify penalties incurred in connection with tax matters as general and administrative expenses, and we classify interest assessments incurred in connection with tax matters as interest expense.

As of June 28, 2009, we recorded a liability for unrecognized tax benefits of $0.3 million related to certain positions which we concluded are more likely than not to be sustained upon audit. The following table summarizes the movement in uncertain tax benefits from March 29, 2009 to June 28, 2009 (in thousands):

	Gross	Net
March 29, 2009 balance	$ 811	$ 279
Additions based on current year tax positions	-	-
Additions for prior years' tax positions	-	-
Reductions for prior year's tax positions	-	-
Reductions due to a lapse of the statute of limitations	-	-
Settlements with tax authorities	-	-
June 28, 2009 balance	$ 811	$ 279

Tax years that remain open for examination by federal taxing authorities include 2006, 2007, 2008 and 2009.

10. LEASING ACTIVITIES

Lease Income and Lease Expense

We entered into an agreement on January 9, 2006 for the lease of certain facilities and provision of related services to Kiewit-General in connection with the construction of the Hood Canal Floating Bridge. The lease ended in the first quarter of fiscal year 2010.

11. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

As of June 28, 2009 and March 29, 2009 our cash, cash equivalents, and marketable securities primarily consisted of cash, Government and Government agency securities, money market funds, and other investment grade securities. We record such amounts at fair value.

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

The following table summarizes, by major security type, our assets that we measured at fair value on a recurring basis and are categorized using the fair value hierarchy as of June 28, 2009:

(in thousands of dollars)	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value

Cash	$ 4,949	-	-	-	$ 4,949
Money Market Funds	-	162	-	-	162
US Government and Agency Securities	-	1,464	12,456	-	13,920
Corporate Debt Securities	-	-	6,177	-	6,177
Total	$ 4,949	$ 1,626	$ 18,633	$ -	$ 25,208

12. CORRECTION OF PRIOR PERIOD MISSTATEMENTS

In our previous 10-K for fiscal year ended March 29, 2009, we discussed that during fiscal year 2009 we discovered an error in how we reported several funds that were held by one of our health insurance carriers. Although we did not previously report these funds on our balance sheet, we determined that they were reportable assets and that their value should be included in our consolidated financial statements. For the twelve months ending March 29, 2009, the errors had no impact on reported cash flows from operating, financing or investing activities and were considered immaterial to previously reported results of operations.

In the first quarter of the current fiscal year, we determined that we should have reported a deferred tax liability of $0.9 million when we corrected our prior misstatements. We determined that this correction was not material to previously issued interim and annual financial statements as it was limited to a balance sheet adjustment and did not affect the statements of operations or cash flows. Accordingly, we determined that we overstated retained earnings by $0.9 million and understated our deferred tax liability by $0.9 million. The company has recorded these corrections in the first quarter of fiscal year 2010. However, to improve comparability between fiscal years 2010 and 2009, we elected to reflect the corrections as if they were corrected at the beginning of fiscal year 2009. The effect of the correction is a reduction in our beginning retained earnings of $0.9 million and an increase in our long-term deferred tax liability of $0.9 million for the quarters ending June 29, 2008 and June 28, 2009. Since the cumulative impact of correcting this error would be material to the results of the quarter ended June 28, 2009, we applied the guidance of Staff Accounting Bulletin No. 108. This guidance requires that we correct the prior period financial statements, even though such revisions previously were, and continue to be, immaterial to the prior period financial statements. Please refer to our 10-K issued for the period ending March 29, 2009 under Note 20 of the Notes to Consolidated Financial Statements (Item 8) for further discussion regarding Correction of Prior Period Misstatements.

13. PROPERTY AND EQUIPMENT

Our property and equipment consisted of the following assets and accumulated depreciation at June 28, 2009 and March 29, 2009 (in thousands):

	06/28/09	03/29/09

Land and buildings	$ 27,585	$ 27,457
Drydocks	16,481	16,480
Piers and wharves	26,496	26,496
Computer hardware	2,514	2,857
Computer software	4,464	4,019
Equipment	33,829	33,318

Property and equipment, gross	111,369	110,627

Less: accumulated depreciation	(79,623)	(78,582)

Property and equipment, net	$ 31,746	$ 32,045

14. INTANGIBLE ASSETS

The following table presents the components of our intangible assets as of June 28, 2009 (in thousands):

				Weighted Average
	Cost	Accumulated	Net Book	Useful Life
	Basis	Amortization	Value	(in years)

Customer base	$ 1,402	$ (219)	$ 1,183	8
Non-compete agreements	603	(151)	452	5
Trade name	161	(13)	148	15
Total	$ 2,166	$ (383)	$ 1,783

For the three months ended June 28, 2009 and June 29, 2008, we recorded amortization expense of $0.1 million and $0.1 million, respectively.

Estimated amortization expense for the remaining estimated useful life of the intangible assets is as follows as of June 28, 2009 (in thousands):

Amortization
of Intangible
Years ending March	Assets

2010 (June 29, 2009 through
March 28, 2010)	$ 230
2011	307
2012	307
2013	307
2014	186
Thereafter	446
Total	$ 1,783

15. SUBSEQUENT EVENTS

During the first quarter of fiscal year 2010, we adopted SFAS 165 which establishes general standards regarding the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Adoption of this standard did not result in significant changes in the subsequent events that we are required to recognize or disclose in our financial statements. We evaluated subsequent events through August 6, 2009, the date we filed these consolidated financial statements with the SEC. No material subsequent events have occurred since June 28, 2009 that required recognition or disclosure in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Notes to Consolidated Financial Statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith.

OVERVIEW

We derive a significant portion of our revenues from work performed under our contracts with the Navy and the U.S. Coast Guard ("Coast Guard"). The Navy and the Coast Guard schedule work under such contracts at their convenience.

We currently hold a Multi-Ship/Multi-Option cost-type contract ("CVN contract") for the non-nuclear repair work on the aircraft carriers home ported or stationed in Puget Sound. The Navy first awarded us the CVN contract in 1999 and we completed our second five-year contract during the third quarter of fiscal year 2009. During the second quarter of fiscal year 2009, the Navy awarded us a new five-year contract to continue our work on the aircraft carriers through 2013.

On December 1, 2008 Washington State Ferries ("WSF") awarded us a $65.5 million firm fixed-price contract for the construction of one 64-auto ferry. The ferry, to be built in our Seattle shipyard, is scheduled to be delivered 18 months after the Notice to Proceed was issued by WSF on January 5, 2009. Our wholly owned subsidiary, Everett, is a major subcontractor on the project.

In July 2007, we, as prime contractor, commenced negotiations with WSF for the terms and conditions of a contract to build up to four 144-auto ferries. We concluded those negotiations and executed the prime contract with WSF in December 2007. WSF issued the contract in two parts. Part A provides for the design of the ferries and Part B will dictate the terms of the actual construction of the ferries. Part A of the contract, which was awarded for $2.3 million, is shared between us and our primary subcontractor, Guido Perla & Associates of Seattle, Washington, who will provide ferry design services. We reached agreement on the terms and conditions of a subcontract with Martinac Shipbuilding of Tacoma, Washington in December 2007 to be a subcontractor to us for Part B of the contract. Once the design and cost estimate are complete, we are contractually obligated to negotiate a price and delivery schedule for Part B of the contract, covering the construction of the ferries, with WSF. The timetable for the contract execution of Part B is dependent upon the availability of funds from WSF. There are no assurances that we will reach agreement with WSF on a price for construction of the ferries, a mutually acceptable delivery schedule, or that the necessary funding will be available from the State of Washington to build any or all of the ferries.

Operating Results

All comparisons within the following discussion are to the corresponding period in the previous year, unless otherwise stated.

Revenue - Our first quarter revenue of $34.6 million reflects a $16.4 million (90%) increase from the same period last fiscal year. The quarter to quarter increase largely results from higher ship repair and new construction volumes. Cost-type and firm fixed price work revenues increased 1709% and 3%, respectively, between the first quarters of fiscal years 2010 and 2009, while work under time-and-material contracts decreased by 48%. New construction volumes increased primarily due to the construction of a new WSF ferry and cost-type volumes increased due to the timing of Navy and Coast Guard availabilities, the most significant of which was the USS Abraham Lincoln. We previously reported that we received a notice from DCAA questioning the reasonableness of a payment to one of our subcontractors for work performed on the aircraft carrier USS John C. Stennis, which was a cost-type contract in fiscal year 2005. We established a $3.1 million reserve for this item in the first quarter of fiscal year 2009. We continue to believe that the costs were legitimate and will appeal this matter to the Armed Services Board of Contract Appeals or directly to Federal Court.

The ship repair business consists of individual and short duration repair events, some of which the Government exercised under its various multi-ship, multi-option contracts. Consequently, operating results for any period presented are not necessarily indicative of results that may be expected in any other period.

Cost of Revenue - Cost of revenue during the first quarter of fiscal year 2010 was $24.8 million, or 72% of revenue. Cost of revenue during the first quarter of fiscal year 2009 was $13.4 million, or 74% of revenue. The increase in the cost of revenue in the first quarter of fiscal year 2010 is primarily attributable to an increase in volumes versus the same period in the prior year. The decrease in the cost of revenue as a percentage of revenue in fiscal year 2010 is primarily driven by the establishment of a $3.1 million revenue reserve (discussed above) in the first quarter of fiscal year 2009.

Administrative and Manufacturing Overhead Expense - Overhead costs for administrative and manufacturing activities were $8.1 million, or 23% of revenue, for the first quarter of fiscal year 2010. During the same period of fiscal year 2009, administrative and manufacturing overhead costs were $7.8 million, or 43% of revenue. The $0.3 million increase in administrative and manufacturing overhead is primarily attributable to the volume increases in the first quarter of fiscal year 2010 versus the same period in the prior fiscal year. The decrease in administrative and manufacturing overhead as a percentage of revenue is attributable to the relatively fixed nature of many of these costs.

Investment & Other Income - Investment and other income (including gain/(loss) on the sale of available-for-sale securities) was $0.5 million for the first quarter of fiscal year 2010. During the same period in fiscal year 2009 investment and other income was $1.0 million. Investment and other income in the first quarter of fiscal year 2010 was impacted negatively by the completion of contracts to lease certain facilities and provide related services to Kiewit-General in connection with their construction of the Hood Canal Floating Bridge.

Income Taxes - Our effective income tax rate was 34% in the first quarters of both fiscal year 2010 and 2009. In the first quarter of fiscal 2010 we recorded $0.8 million of expense associated with federal income tax. During the same period in fiscal 2009 we recorded $0.7 million in federal income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that our cash, cash equivalents and marketable securities position, anticipated fiscal year 2010 cash flow, access to credit facilities and, if necessary, capital markets, taken together, will provide sufficient liquidity to fund operations for fiscal year 2010. However, we expect to finance shipyard capital expenditures from working capital. Changes in the composition and/or timing of projected work could cause planned capital expenditures and repair and maintenance expenditures to change.

Working Capital

Working capital at June 28, 2009 was $29.6 million, an increase of $1.5 million, or 5%, from the working capital reported at the end of fiscal year 2009. The overall increase is due to an increase in cash of $0.6 million, a decrease in accounts receivable of $1.5 million, a decrease in accounts payable of $1.3 million, and an increase in cost in excess of billings of $3.1 million, which is primarily due to the timing of work and the conclusion of a fixed price project.

Capital Expenditures

We made capital acquisitions of $0.5 million and $0.2 million in the first quarters of fiscal years 2010 and 2009, respectively, for planned improvements to our shipyard facilities.

Credit Facility

Shortly after the end of fiscal year 2009, we re-negotiated certain terms of our $10.0 million revolving credit facility. As of June 28, 2009, we have a letter of credit outstanding of $0.5 million, reducing our available credit facilities to $9.5 million. The credit facility, which is renewable on a bi-annual basis, provides us with flexibility in funding our operational cash flow needs. We have certain financial debt covenants that we must meet in order to maintain this line of credit. As of June 28, 2009, we were not compliant with all bank covenants and received a waiver from our lender related to this noncompliance. We had no outstanding borrowings as of June 28, 2009 and March 29, 2009, respectively.

Dividends

On June 23, 2009 we paid a dividend of five cents ($0.05) per share to all shareholders of record as of June 8, 2009. The cumulative amount of dividends paid on a year-to-date basis as of June 28, 2009 was $0.3 million.

RESERVES AND OTHER CONTINGENCIES

As reflected in the balance sheet and discussed in Note 4 to the financial statements, we have provided total aggregate reserves of $11.1 million at June 28, 2009 for our contingent environmental and bodily injury liabilities. As of March 29, 2009, we had recorded aggregate reserves of $11.1 million. Due to the complexities and extensive history of our environmental and bodily injury matters, the amounts and timing of future expenditures are uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on our financial position, cash flows or results of operations.

We maintain various insurance policies and agreements that provide coverage for the costs to remediate environmental sites and for the defense and settlement of bodily injury cases. These policies and agreements are primarily with two insurance companies. Based upon the current credit ratings of both of these companies, we anticipate that both parties will be able to perform under the terms of their respective policy or agreement.

As of June 28, 2009, we recorded aggregate assets of $9.0 million related to our reserves for environmental and bodily injury liabilities. As of March 29, 2009, we recorded aggregate assets of $9.0 million. These assets reflect receivables under contractual arrangements with the insurance companies to share costs for certain environmental and other matters, as well as amounts deposited to securitize certain remediation activities. We record amounts recoverable from insurance companies within our Consolidated Balance Sheets as insurance receivables and, in the case of reimbursements currently due, as a current asset. We record amounts held in security deposits within our balance sheet as restricted cash.

We previously reported that we received notice from the DCAA questioning the reasonableness of a payment to one of our subcontractors on the 2005 dPIA of the aircraft carrier USS John C. Stennis. During the first quarter of fiscal year 2009 the DCAA issued its final report disapproving $3.1 million of costs related to payments made to the subcontractor and costs incurred by us to perform work which we contracted to the subcontractor. The Navy contracting officer then issued the decision to disallow the costs and withhold the above stated amount from payments due on our current contracts with the Navy. In response, we filed an REA with the Navy contracting officer to allow the $3.1 million in incurred costs. In the event of an unfavorable decision on our REA we will file an appeal to the Armed Services Board of Contract Appeals or directly to federal court. We established a reserve for this item in the amount of $3.1 million and booked the resulting transaction as a reduction in revenue in the first quarter of fiscal year 2009. The Navy collected the entire amount in the second quarter of fiscal year 2009 through the non-payment of other outstanding project receivables. We continued to meet with the Navy in the third quarter of 2009 and the Navy agreed to return the $3.1 million while they considered our REA. We agreed to supply additional information to the Navy to assist in the resolution of the REA which we have now accomplished. We re-billed the Navy for the $3.1 million outstanding and the Navy paid the invoices in the third quarter of fiscal year 2009. There are no assurances that the Navy will agree with our REA. Our current financial statements continue to reflect a reserve in billings in excess of sales for the $3.1 million at issue.

We previously reported that the Navy's Puget Sound contracting office has notified us of several instances of potential noncompliance with Cost Accounting Standards relating to our contract to perform repair work on the aircraft carriers located in the Puget Sound. The instances under review primarily focus on our long standing cost allocation methods applicable to our Navy contracts and the degree to which we allocate indirect costs to work performed under Navy cost-type contracts. We believe that we have valid positions and defenses to the findings of potential noncompliance and we have responded to the notification in an effort to resolve the matter prior to action by the Navy. We have submitted proposals for consideration by the Navy to resolve the outstanding issue but have not received a response. An unfavorable outcome in this matter could have a significant impact on our cost structure with the Navy and, depending upon the scope of any retroactive relief sought by the Navy, could be material in the period recorded. At this time, we are unable to estimate our potential exposure for this item and have not established a reserve.

BACKLOG

At June 28, 2009 our firm shipyard backlog consisted of approximately $82.2 million of repair and overhaul work. Our backlog at March 29, 2009 was approximately $84.0 million. The decrease in the backlog of work at the end of the first three months of fiscal year 2010 is primarily progress on projects.

LABOR RELATIONS

In September 2008, we reached an agreement for a new collective bargaining agreement with the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific) which the rank and file members at the Seattle shipyard subsequently ratified. The five-year agreement, which was retroactive to August 1, 2008, will expire on July 31, 2013. The shipyard workers employed by Everett are represented by the Boilermakers and Carpenters Unions under a separate collective bargaining agreement that will expire July 31, 2010. We consider our relations with the various unions to be stable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. There are no significant changes to our market risk since March 29, 2009.

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

(b) Changes in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 28, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No. 99.1	Press Release dated August 6, 2009 announcing financial results for our quarterly period ended June 28, 2009 (furnished herewith)*

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
August 6, 2009