Form 10-Q
period 2009-09-27
TODD SHIPYARDS CORP
filed 2009-11-05
CIK 98537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2009.

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

(206) 623-1635

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]; Accelerated Filer [X]; Non-Accelerated Filer [ ]; Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

There were 5,775,691 shares of the corporation's $0.01 par value common stock outstanding at November 5, 2009.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Three and six month periods ended September 27, 2009 and September 28, 2008
(in thousands of dollars, except per share data)

	Three Months Ended			Six Months Ended
	09/27/09	09/28/08		09/27/09		09/28/08
Revenues	$ 49,571	$ 28,622		$ 84,206		$ 46,814
Operating expenses:
Cost of revenue	37,092	19,691		61,880		33,086
Administrative and manufacturing overhead	9,657	7,383		17,753		15,143
Other insurance settlements	(8)	(30)		(38)		(44)
Total operating expenses	46,741	27,044		79,595		48,185
Operating income/(loss)	2,830	1,578		4,611		(1,371)
Investment and other income:
Lease income	167	1,125		581		1,952
Lease expense	(15)	(151)		(35)		(226)
Other income, net	102	243		233		445
Gain on available-for-sale securities	54	1		54		1
Total investment and other income	308	1,218		833		2,172

Income before income tax expense	3,138	2,796		5,444		801
Income tax expense	(1,069)	(936)		(1,853)		(268)
Net income	$ 2,069	$ 1,860		$ 3,591		$ 533

Net income per common share
Basic	$ 0.36	$ 0.32		$ 0.62		$ 0.09
Diluted	$ 0.36	$ 0.32		$ 0.62		$ 0.09

Dividends declared per common share	$ 0.05	$ 0.05		$ 0.10		$ 0.10

Weighted average shares outstanding
Basic	5,775	5,766		5,769		5,762
Diluted	5,790	5,777		5,785		5,776

Retained earnings at beginning of period	$ 81,288	$ 71,983	(1)	$ 80,056	(1)	$ 73,600	(1)
Net income for the period	2,069	1,860		3,591		533
Dividends declared on common stock	(289)	(286)		(579)		(576)
Retained earnings at end of period	$ 83,068	$ 73,557	(1)	$ 83,068		$ 73,557	(1)

The accompanying notes are an integral part of these statements.

(1) Revised due to prior period corrections. See Note 12 of the Notes to Consolidated Financial Statements.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS
Balances as of September 27, 2009 and March 29, 2009
(in thousands of dollars, except per share data)

	09/27/09	03/29/09

ASSETS
Cash and cash equivalents	$ 3,963	$ 4,551
Securities available-for-sale	18,114	19,003
Accounts receivable
U.S. Government	11,872	5,035
Other, net	5,668	8,878
Costs and estimated profits in excess of billings on incomplete contracts	20,735	12,326
Inventory	1,496	1,523
Insurance receivable	382	382
Other current assets	2,535	3,457
Deferred taxes	458	66
Total current assets	65,223	55,221
Property, plant, and equipment, net	30,934	32,045
Restricted cash	4,347	3,807
Deferred pension assets	6,865	7,942
Insurance receivable	8,541	8,622
Intangible assets, net	1,706	1,859
Goodwill	1,109	1,109
Other long-term assets	914	3,635
Total assets	$ 119,639	$ 114,240

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accruals	$ 19,232	$ 13,403
Accrued payroll and related liabilities	2,649	2,142
Billings in excess of costs and estimated profits on incomplete contracts	7,891	8,619
Environmental and other reserves	382	382
Taxes payable other than income taxes	1,384	1,376
Income taxes payable	734	1,199
Total current liabilities	32,272	27,121
Environmental and other reserves	10,430	10,703
Accrued post retirement health benefits	6,959	8,701
Deferred taxes	1,071	1,171	(1)
Other non-current liabilities	1,674	2,413
Total liabilities	52,406	50,109
Stockholders' equity
Common stock $.01 par value, authorized 19,500,000 shares,
issued 11,828,305 shares at September 27, 2009 and March 29, 2009,
and outstanding 5,775,691 shares at September 27, 2009 and 5,766,071 shares at March 29, 2009	118	118
Paid-in capital	38,749	38,690
Retained earnings	83,068	80,056	(1)
Accumulated other comprehensive loss	(10,845)	(10,806)
Treasury stock (6,052,614 shares at September 27, 2009 and 6,062,234 shares at March 29, 2009)	(43,857)	(43,927)
Total stockholders' equity	67,233	64,131
Total liabilities and stockholders' equity	$ 119,639	$ 114,240

The accompanying notes are an integral part of these statements.

(1) Revised due to prior period corrections. See Note 12 of the Notes to Consolidated Financial Statements.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Periods ended September 27, 2009 and September 28, 2008
(in thousands of dollars)

	Six Months Ended
	09/27/09	09/28/08
OPERATING ACTIVITIES
Net income	$ 3,591	$ 533
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,255	2,254
(Gain)/loss on disposal of fixed assets	27	(18)
Gain on available-for-sale securities	(54)	(1)
Deferred pension cost	1,077	580
Post retirement health benefits	36	(519)
Deferred income taxes	(492)	(78)
Stock based compensation	129	46
Change in operating assets and liabilities
Accounts receivable	(3,627)	2,399
Costs and estimated profits in excess of billings on incomplete contracts	(8,409)	637
Inventory	27	(1)
Insurance receivable	81	189
Other assets	937	(87)
Accounts payable and accruals	6,987	(1,145)
Accrued payroll and related liabilities	507	152
Forward contract loss reserve	-	(134)
Billings in excess of costs and estimated profits on incomplete contracts	(728)	(143)
Environmental and other reserves	(273)	(253)
Income taxes payable	(465)	(151)
Other liabilities	(711)	(521)
Net cash provided by operating activities	895	3,739
INVESTING ACTIVITIES
Purchases of marketable securities	(5,079)	(9,606)
Sales of marketable securities	4,688	2,001
Maturities of marketable securities	1,003	2,986
Proceeds from disposal of fixed assets	-	27
Capital expenditures	(976)	(498)
Payments for acquisition	-	(7,948)
Net cash used in investing activities	(364)	(13,038)
FINANCING ACTIVITIES
Restricted cash	(540)	127
Proceeds from exercise of stock options	-	61
Dividends paid on common stock	(579)	(576)
Net cash used in financing activities	(1,119)	(388)
Net decrease in cash and cash equivalents	(588)	(9,687)
Cash and cash equivalents at beginning of period	4,551	12,600
Cash and cash equivalents at end of the period	$ 3,963	$ 2,913

Supplemental disclosures of cash flow information:
Cash paid for income taxes	2,800	705
Supplemental disclosures of non-cash information:
Liability for capital expenditure	42	-

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

1. BASIS OF PRESENTATION

In our opinion, we have included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation in the interim financial statements. Certain financial information that is required in the annual financial statements and prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") may not be required for interim financial reporting purposes and may have been condensed or omitted. Our results of operations for the six months ended September 27, 2009 are not necessarily indicative of the operating results for the full year. Our interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2009 Annual Report on Form 10-K.

The Consolidated Financial Statements include the accounts of Todd Shipyards Corporation and our wholly owned subsidiaries Todd Pacific Shipyards Corporation ("Todd Pacific"), Everett Shipyard, Inc. ("Everett"), and TSI Management, Inc. ("TSI"). We have eliminated all intercompany transactions.

Preparing our interim financial statements in conformity with GAAP requires us to make estimates and assumptions that may affect the amounts reported in our Consolidated Financial Statements and Notes to Consolidated Financial Statements. Actual results could differ from those estimates.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2008, the FASB issued new accounting guidance which defers the effective date of a previously issued accounting standard for the fair value measurement of nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity's financial statements on a recurring basis.  We adopted the new accounting guidance on March 30, 2009 and it did not have a material impact on our consolidated financial statements.

On March 30, 2009, we adopted the accounting standard relating to business combinations, which requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date. This adoption did not have an impact to our consolidated financial statements.

On March 30, 2009, we adopted the accounting standard relating to noncontrolling interests in consolidated financial statements, which requires all entities to report non-controlling interests as equity in the financial statements. This adoption did not have an impact to our consolidated financial statements.

In June 2009, the accounting standard regarding the requirements of consolidation accounting for variable interest entities was updated to require an enterprise to perform an analysis to determine whether the entity's variable interest or interests give it a controlling interest in a variable interest entity. This standard update is effective for all interim and annual reporting periods that begin after November 15, 2009. We do not believe its adoption will have a material impact on our consolidated financial statements.

On March 30, 2009, we adopted the new accounting guidance on determining whether instruments granted in share-based payment transactions are participating securities.  This new guidance concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method.   In accordance with the accounting guidance for accounting changes and error corrections, the change in accounting principle has been retrospectively applied to all prior periods presented herein.

On March 30, 2009, we adopted the accounting standard that amends the requirements for disclosures about fair value of financial instruments for annual, as well as interim, reporting periods. This standard was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. This adoption did not have an impact to our consolidated financial statements.

On March 30, 2009, we adopted the accounting standard regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued. This standard was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. We evaluated subsequent events through the issuance of our consolidated financial statements on November 5, 2009.

On March 30, 2009, we adopted the accounting standard designed to create greater clarity and consistency in accounting for, and presenting impairment losses on, debt securities. This standard was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. This adoption did not have an impact to our consolidated financial statements.

3. REVENUES

We utilize the percentage-of-completion method to recognize revenue, costs, and profit on construction and repair contracts. This method requires us to make certain estimates of the total costs to complete a project, estimates of project schedule and completion dates, estimates of the percentage at which the project is complete, estimates of award fees earned, estimates of annual overhead rates, and estimates of amounts of any probable unapproved claims and/or change orders. Experienced project management and accounting personnel assigned to these activities continuously evaluate and update these estimates, and management also reviews them on a periodic basis. When adjustments in contract value or estimated costs are determined, we generally reflect any changes from prior estimates in the current period. We generally enter into three types of contracts: cost-type contracts, time-and-materials contracts, and fixed price contracts.

The ship repair business consists of individual and short duration repair events, some of which the Government exercises under its various multi-ship, multi-option contracts. The new construction business consists of individual and multiple vessel construction, typically of one to two years duration. Consequently, operating results for any period presented are not necessarily indicative of results expected in other periods.

When estimates of total costs to be incurred on a contract exceed estimates of total revenue to be earned, we record a provision for the contract loss in the period we determine the estimated loss. We recognize revenue arising from claims when we realize them. We recognize a potential loss on a claim when the claim is deemed probable and can be reasonably estimated. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of the additional cost incurred, the reasonableness of the costs, and the objective evidence to support the claim.

4. RESERVES AND OTHER CONTINGENCIES

As discussed in our Form 10-K for the fiscal year ended March 29, 2009, we face significant potential liabilities in connection with the alleged presence of hazardous waste materials at our Seattle shipyard, and at other additional sites used by us, for disposal of alleged hazardous waste. We are named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, mainly asbestos, at our facilities.

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

The agreement provides coverage for the known liabilities in an amount not to exceed the policy limits. As of September 27, 2009 these limits exceed our current booked reserves of approximately $5.1 million. Included in the reserves are sediment remediation costs for Harbor Island of $0.4 million that we expect to occur in the next 12 months. We reflect these costs as current liabilities in our balance sheet. Likewise, we reflect the insurance receivable of $0.4 million relating to these reserves as a current asset in our balance sheet.

Additionally, in 2001 we entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

During the fourth quarter of fiscal year 2003, we entered into a Consent Decree with the Environmental Protection Agency ("EPA") for the cleanup of the Shipyards Sediments Operable Unit ("SSOU"), which was subsequently approved by the Department of Justice.

Remediation of the SSOU began in the second quarter of fiscal year 2005. We finished the pier demolition and required dredging in its entirety during fiscal year 2006. The EPA formally accepted our work at the site during the second quarter of fiscal year 2008.

Environmental regulations limit the period of time during the year that dredging may occur. Given these limits, dredging in the SSOU required several years to accomplish. We completed our first year of dredging during fiscal year 2005 and the second and final year of dredging during fiscal year 2006. As part of the sediment remedial action on our property, a temporary sand cap was placed over the sediments that are beneath Piers 1, 3 and 2P, and the building berth adjacent to Pier 1. When those piers reach the end of their usable lives (estimated to occur within the next 15 years), we are obligated to demolish those piers and conduct final cleanup of the under-pier sediments. The estimated cost of these final sediment Superfund remedial actions on our property is included in the stated reserve.

Under the Federal Superfund law, a potentially responsible party ("PRP") may have liability for damages to natural resources in addition to liability for remediation. During fiscal year 2003, we began discussions with the natural resource trustees ("Harbor Island Trustees") for the Site. Management anticipates that the Harbor Island Trustees will file a claim against us at some future date alleging damages to the natural resources at the Site caused by the release of hazardous substances. We have included our best estimate of natural resource damage liability in the environmental remediation reserve. Our insurance policy covers the payment of any eventual claim, provided that we do not exceed aggregate policy limits.

Other Environmental Sites

The Port of Tacoma, Washington filed a civil action against us during the fourth quarter of fiscal year 2008 in the United States District Court (Western District of Washington in Tacoma) for contribution under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and Model Toxics Control Act ("MTCA"). We previously disclosed our involvement with the CERCLA and MTCA remediation efforts in the Hylebos Waterway of Commencement Bay in Tacoma, Washington and subsequent natural resources assessment by the statutorily named trustees ("Commencement Bay Trustees"). A former subsidiary of ours operated a shipbuilding operation on the Hylebos Waterway under contract to the United States Navy ("Navy") during World War I and World War II. The contract between our subsidiary and the Navy for the operation of the shipyard site included an indemnification clause flowing from the Navy to our subsidiary. We have tendered any potential liability to the Navy pursuant to this contract. The Government to date has not accepted this tender nor has it agreed to indemnify us. We have not had a presence at the site since 1946. We have further taken the position with the Port of Tacoma, the EPA and the Commencement Bay Trustees that any potential liability that we may have had for the site was discharged in our 1987 filing under Chapter 11 of the United States bankruptcy code. The Port of Tacoma does not agree that our liability for this site was discharged in bankruptcy. The EPA did not name us as a PRP nor have the Commencement Bay Trustees filed a claim against us for natural resource damages. The Commencement Bay Trustees filed a claim against the Navy for natural resources damages caused by the Government. The Commencement Bay Trustees and the Navy have entered into a consent decree resolving the claim, releasing the Navy from further liability in connection with the site. We appeared at the consent decree hearing in United States District Court in Tacoma, Washington in October 2007 to protect our indemnification agreement with the Navy. The judge approved entry of the consent decree but also ruled that the consent decree would not operate to relieve the Navy from any contractual indemnification obligations it may owe us. We have included our current best estimate of this potential liability in our environmental reserve and will continue to analyze this exposure as we continue discovery in this litigation.

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

During the second quarter of fiscal year 2010, we received a settlement demand from the Chevron Environmental Management Company, a PRP at the EPC Eastside Disposal site outside of Bakersfield, California. We were first notified by the California Department of Toxic Substances Control of our PRP status at the site in 1995, and having asserted that any potential related liability was discharged in our 1987 Bankruptcy filing, have not been contacted by any agency or party since that time. We continue to believe that we have no liability at this site as a result of our 1987 bankruptcy filing and intend to continue to assert this defense. We have not established a reserve for this issue as we are unable to estimate the probable outcome.

During the first quarter of fiscal year 2010, we received notification from the EPA that we, along with approximately 125 other companies and organizations, are a PRP for the costs incurred in connection with contamination at the Omega Chemical Corporation Superfund Site in Whittier, California. We are investigating the factual allegations and any potential liability. Due to the preliminary status of this claim we have not established a reserve for this issue.

During fiscal year 2005, we received notification that we, along with 55 other companies and organizations, are a PRP at the BKK Landfill Facility in West Covina, California. The site is the subject of an investigation and remedial order from the California Department of Toxic Substances Control. It is alleged that our San Pedro shipyard (closed in 1990) caused shipyard waste to be sent to the BKK facility during the 1970s and 1980s. We have not established a reserve for this issue as we are unable to estimate the probable outcome.

We received notification in November 2006 regarding the discovery of sub surface oil on the property we formerly owned in Galveston, Texas. We sold the property to the Port of Galveston in 1992 and there have been several intervening owners and operators at the site since 1992. We are investigating the factual allegations and any potential liability. We have not established a reserve for this issue as we are unable to estimate the probable outcome.

Asbestos-Related Claims

As reported in our Form 10-K for fiscal year 2009, we are named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former facilities.

The cases generally include as defendants, in addition to us, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. We assess claims as they are filed and as the cases develop, analyzing them in two different categories based on severity of illness. Based on current fact patterns, we categorize certain diseases including mesothelioma, lung cancer and fully developed asbestosis as "malignant" claims. We categorize all others of a less medically serious nature as "non-malignant." We are currently defending approximately 10 "malignant" claims and approximately 555 "non-malignant" claims. We and our insurers are vigorously defending these actions.

As of September 27, 2009, we have recorded a bodily injury liability reserve of $4.8 million and a bodily injury insurance receivable of $3.8 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $5.0 million and $3.8 million, respectively, at March 29, 2009. We classify these bodily injury liabilities and receivables within our balance sheet as environmental and other reserves, and insurance receivables, respectively.

Other Reserves

During the first quarter of fiscal year 2004, we recorded a reserve of $2.5 million related to the unanticipated bankruptcy of one of our previous insurance carriers. The remaining reserve balance as of September 27, 2009 was $1.2 million, which reflects our best estimate of the known liabilities associated with unpaid workers compensation claims arising from the two-year coverage period commencing October 1, 1998, and is subject to change as additional facts are uncovered. These claims have reverted to us due to the liquidation of the insurance carrier. Although we expect to recover at least a portion of these costs from the liquidation and other sources, we cannot currently estimate the amount and the timing of any such recovery and therefore have not included an estimate of amounts recoverable in the current financial results. We have cumulatively paid approximately $1.3 million and $1.0 million in claims through September 27, 2009 and March 29, 2009, respectively, which have been charged against the reserve.

During our third quarter of fiscal year 2009, we discovered an error in how we reported several funds held by one of our health insurance carriers. These funds were held in a premium stabilization fund account ("PSF Account") and an incurred but not reported claims reserve account ("IBNR Reserve"). Although we did not previously report these funds on our balance sheet, we determined that they were reportable assets and that we should include their value in our consolidated financial statements. We also determined that the annual amounts transferred in prior periods from the Todd Shipyards Corporation Retirement System defined benefit plan ("Plan") to fund health benefits for our retired employees did not consider the funds available in the PSF Account and the IBNR Reserve. We calculated the amount to transfer from the Plan based on the requirements provided by Section 420 of the Internal Revenue Code. We are evaluating any potential tax implications for this matter and booked an excise tax reserve of $0.5 million during the fourth quarter of fiscal year 2009. For further discussion, refer to Note 12 of the Notes to Consolidated Financial Statements.

Other Contingencies

We previously reported that we received notice from the Defense Contract Audit Agency ("DCAA") questioning the reasonableness of a payment to one of our subcontractors on the 2005 docking-Planned Incremental Availability ("dPIA") of the aircraft carrier USS John C. Stennis. During the first quarter of our fiscal year 2009 the DCAA issued its final report disapproving $3.1 million of costs related to payments made to the subcontractor and costs incurred by us to perform work which was contracted to the subcontractor. The Navy contracting officer then issued the decision to disallow the costs and withhold the above stated amount from payments due on our current contracts with the Navy. In response, we filed a Request for Equitable Adjustment ("REA") with the Navy contracting officer to allow the $3.1 million in incurred costs. In the event of an unfavorable decision on our REA, we will file an appeal to the Armed Services Board of Contract Appeals or directly to federal court. We established a reserve for this item in the amount of $3.1 million and booked the resulting transaction as a reduction in revenue in the first quarter of fiscal year 2009. The Navy collected the entire amount in the second quarter of fiscal year 2009 through the non-payment of other outstanding project receivables. In the third quarter of fiscal year 2009, the Navy agreed to return the $3.1 million while the REA and additional information we have provided is under consideration. There are no assurances that the Navy will agree with our REA. Our current financial statements continue to reflect a reserve in billings in excess of sales for the $3.1 million at issue.

The Navy's Puget Sound contracting office has notified us of several instances of potential noncompliance with the Cost Accounting Standards ("CAS") relating to our contract to perform repair work on the aircraft carriers located in the Puget Sound. The instances under review primarily focus on our long standing cost allocation methods applicable to our Navy contracts and the degree to which we allocate indirect costs to work performed under our Navy cost-type contracts. We believe that we have valid positions and defenses to the findings of potential noncompliance and we are responding to the notification in an effort to resolve the matter prior to action by the Navy. We have submitted proposals for consideration by the Navy to resolve outstanding issues and began discussions with the Navy during the second quarter of fiscal year 2010. An unfavorable outcome in this matter could have a significant impact on our cost structure with the Navy and, depending upon the scope of any retroactive relief sought by the Navy, could be material in the period recorded. At this time, we are unable to estimate our potential exposure for this item and have not established a reserve.

5. COMPREHENSIVE INCOME

We reported comprehensive income of $2.11 million for the quarter ended September 27, 2009, which consisted of net income of $2.07 million and $0.04 unrealized gain on available-for-sale securities. For the six months ended September 27, 2009 we reported comprehensive income of $3.63 million, which consisted of net income of $3.59 million and $0.04 unrealized gain on available-for-sale securities.

For the second quarter of fiscal year 2009, ended September 28, 2008, we reported a comprehensive income of $1.87 million, which consisted of net income of $1.86 million and $0.01 million unrealized gain on available-for-sale securities. For the six months ended September 28, 2008, we reported comprehensive income of $0.54 million, which consisted of net income of $0.53 million and a $0.01 million unrealized gain on available-for-sale securities.

6. NET INCOME PER SHARE

The following table represents the calculation of net income per common equivalent share, diluted.

	Three Months Ended		Six Months Ended
(in thousands of dollars except per share data)	09/27/09	09/28/08	09/27/09	09/28/08

Net income	$ 2,069	$ 1,860	$ 3,591	$ 533
Weighted average common shares outstanding, basic	5,775	5,766	5,769	5,762
Dilutive effect of stock awards on weighted average
common shares	15	11	16	14
Weighted average common shares outstanding, diluted	5,790	5,777	5,785	5,776

Net income/(loss) per common share, diluted	$ 0.36	$ 0.32	$ 0.62	$ 0.09

We excluded 44,000 units of Stock Settled Appreciation Rights ("SSARs") from the calculations for the six month period ended September 27, 2009 because their affect would be anti-dilutive.

7. STOCK COMPENSATION EXPENSE

The Board of Directors approved the Todd Shipyards Corporation 2003 Incentive Stock Option Plan ("2003 Plan") in 2003 and the shareholders ratified it at the 2003 Annual Meeting. The 2003 Plan provides for the granting of incentive stock options, non-qualified stock options, performance share awards and restricted stock grants or any combination of such grants or awards to directors, officers and our key employees to purchase shares of the Class A Common Stock of the Company. The Board of Directors has authorized an aggregate of 250,000 shares of common stock for issuance under the 2003 Plan.

We account for stock compensation associated with the restricted stock awards, restricted stock grant agreement, and performance share award agreement that were approved at the June 2009 Board of Directors meeting by estimating the compensation cost for all stock based awards at fair value on the date of the grant and recognition of compensation over the service period for awards expected to vest. We estimate the fair value of stock-based awards using the Black-Scholes option pricing model, and amortize the fair value on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. We estimate future forfeitures and recognize compensation costs only for those equity awards expected to vest. Estimating the percentage of stock awards that will ultimately vest requires judgment. We will record such amounts as an increase or decrease in stock-based compensation in the period we revise the estimates, to the extent that actual results or updated estimates differ from our current estimates. We consider many factors when estimating expected forfeitures, including historical voluntary terminations. Actual results, and future changes in estimates, may differ substantially from our current estimates.

The remaining future compensation costs relating to unvested performance share awards and stock grants as of September 27, 2009 are $0.7 million, which will be recognized over a weighted average of 3.1 years, inclusive of estimated forfeitures. We amortize the stock compensation costs on a straight-line basis over the requisite service period, which is included in administrative and manufacturing overhead expense.

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

On August 21, 2009, pursuant to the 2003 Plan, and upon their election to our Board of Directors, we granted 4,500 RSUs to the non-employee members of our Board with restrictions that lapse by month through August 21, 2012, based on continued service. The fair value was $16.98 based on the grant date. The forfeiture rate assumed on these units is zero. We assume that the Directors will continue service until their units vest.

On August 21, 2009, pursuant to the 2003 Plan, and upon their election to our Board of Directors, we granted 12,000 units of performance award shares in the form of SSARs to the non-employee members of our Board. The SSARs vest ratably on continued service through August 21, 2012 and expire on August 21, 2014. The forfeiture rate assumed on these units is zero. We assume that the Directors will continue service until their units vest. We consider the achievement of the underlying performance criteria to be probable.

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

During the fiscal year ended March 29, 2009, pursuant to the 2003 plan, we granted 5,250 RSUs to our Board of Directors with restrictions that lapse by month through August 22, 2011, based on continued service. The fair value was $14.12 based on the grant date. The forfeiture rate assumed on these units is zero. We assume that the Directors will continue service until their units vest.

Determining Fair Value - We calculate the fair value of SSARs issued to employees and non-employee membes of the Board using the Black-Scholes pricing model. We then amortize the fair value on a straight-line basis over the requisite vesting period of the awards.

8. PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS

Non-union Pension Plan - We sponsor the Todd Shipyards Corporation Retirement System (the "Plan"), a non-contributory defined benefit plan under which certain non-union employees are covered. We base the benefits on years of service and the employee's compensation before retirement. Our funding policy is to fund such retirement costs as required to meet allowable deductibility limits under current Internal Revenue Service regulations. The Plan assets consist principally of common stocks and Government and corporate obligations. As of April 10, 2007, new employees are not eligible to enter the plan.

Pension Benefits	Three Months Ended		Six Months Ended
(in thousands of dollars)	09/27/09	09/28/08	09/27/09	09/28/08
Components of net periodic benefit cost
Service cost	$ 137	$ 157	$ 274	$ 314
Interest cost on projected benefit obligation	424	419	847	838
Expected return on plan assets	(522)	(758)	(1,044)	(1,516)
Amortization of prior service cost	497	151	994	302
Recognized actuarial loss	3	3	6	6
Net periodic (benefit) cost before asset transfer	539	(28)	1,077	(56)
Asset transfer	-	318	-	636
Net periodic cost	$ 539	$ 290	$ 1,077	$ 580

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

Other Post Retirement Benefits	Three Months Ended		Six Months Ended
(in thousands of dollars)	09/27/09	09/28/08	09/27/09	09/28/08
Components of net periodic benefit cost
Interest cost on projected benefit obligation	$ 162	$ 158	$ 324	$ 316
Recognized actuarial gain	(39)	(99)	(78)	(198)
Amortization of net gain	(105)	-	(210)	-
Net periodic cost before 401h transfer	18	59	36	118
Transfer of assets for payment of retiree medical
benefits (401(h) Plan)	-	(318)	-	(637)
Net periodic benefit	$ 18	$ (259)	$ 36	$ (519)

We established a Voluntary Employee Beneficiary Association Trust ("VEBA Trust") to fund health benefits for certain retired employees in the fourth quarter of fiscal year 2009. During the first quarter of fiscal 2010, we transferred $2.9 million to the VEBA Trust. Upon completion of the transfer of these funds, we reduced our current assets by $2.9 million and our medical retiree liability by a corresponding amount. We commenced paying certain retiree health benefits from this fund in the first quarter of the current year. We anticipate that we will pay current year retiree health benefits from the VEBA Trust and that we will pay all future retiree health benefits from the VEBA Trust until this fund is exhausted. Please refer to Note 12 of the Notes to Consolidated Financial Statements for more information on the establishment, funding and anticipated utilization of the VEBA Trust.

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

Union Pension Plans - Operating Shipyard - We participate in several multi-employer defined benefit and/or defined contribution pension plans, which provide benefits to our collective bargaining employees. The expense under these plans totaled $0.9 million and $0.5 million for the quarters ended September 27, 2009 and September 28, 2008, respectively.

9. INCOME TAXES

We record income taxes using the liability method, whereby we recognize deferred income taxes for temporary differences - the differences between the GAAP financial statement carrying amounts of assets and liabilities and those elected for use in our tax return. We report the tax effect of these temporary differences as deferred income tax assets and liabilities on the balance sheet, measured using IRS guidelines and income tax rates that are currently in effect. We record a valuation allowance to reduce deferred tax assets when realization of the tax benefit is unlikely.

In June 2006, the FASB issued guidance, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. Accordingly, we use a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in our tax returns.

We recognized no material interest or penalties during the three months and six months ended September 27, 2009. We have adopted a policy whereby we classify penalties incurred in connection with tax matters as general and administrative expenses, and we classify interest assessments incurred in connection with tax matters as interest expense.

As of March 29, 2009, we have recorded a liability for unrecognized tax benefits of $0.3 million related to certain positions which we concluded are more likely than not to be sustained upon audit. There were no adjustments to the liability in the current fiscal year. The following table summarizes the movement in uncertain tax benefits from March 29, 2009 to September 27, 2009 (in thousands):

	Gross	Net
March 29, 2009 balance	$ 811	$ 279
Additions based on current year tax positions	-	-
Additions for prior years' tax positions	-	-
Reductions for prior year's tax positions	-	-
Reductions due to a lapse of the statute of limitations	-	-
Settlements with tax authorities	-	-
September 27, 2009 balance	$ 811	$ 279

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

11. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

As of September 27, 2009 and March 29, 2009 our cash, cash equivalents, and marketable securities primarily consisted of cash, Government and Government agency securities, money market funds, and other investment grade securities. We record such amounts at fair value.

We use a hierarchy based on the inputs to measure fair value. The three-tier fair value hierarchy, which prioritizes the inputs used in our valuation methodologies, is:

Level 1 Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonable available assumptions made by other market participants. These valuations require significant judgment.

The following table summarizes, by major security type, our assets that we measured at fair value on a recurring basis and are categorized using the fair value hierarchy as of September 27, 2009:

(in thousands of dollars)	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value

Cash	$ 3,699	-	-	-	$ 3,699
Money Market Funds	-	264	-	-	264
US Government and Agency Securities	-	-	10,914	-	10,914
Corporate Debt Securities	-	-	7,200	-	7,200
Total	$ 3,699	$ 264	$ 18,114	$ -	$ 22,077

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

In the first quarter of the current fiscal year, we determined a deferred tax liability of $0.9 million should have been reported when we corrected our prior misstatements. This correction was not material to previously issued interim and annual financial statements as it was limited to a balance sheet adjustment and did not affect the statements of operations or cash flows. Accordingly, we overstated retained earnings by $0.9 million of fiscal year 2009 and understated our deferred tax liability by $0.9 million. We recorded these corrections in the first quarter of fiscal year 2010. However, to improve comparability between fiscal years 2010 and 2009, we elected to reflect the corrections as if they were corrected at the beginning of fiscal year 2009. The effect of the correction is a reduction in our beginning retained earnings of $0.9 million and an increase in our long-term deferred tax liability of $0.9 million for the quarters ending June 29, 2008 and June 28, 2009. Since the cumulative impact of correcting this error would be material to the results of the three months ended June 28, 2009, we applied the guidance of Staff Accounting Bulletin No. 108. This guidance requires that we correct the prior period financial statements, even though such revisions previously were, and continue to be, immaterial to the prior period financial statements. Please refer to our 10-K issued for the period ending March 29, 2009 under Note 20 of the Notes to Consolidated Financial Statements (Item 8) for further discussion regarding Correction of Prior Period Misstatements.

13. PROPERTY AND EQUIPMENT

Our property and equipment consisted of the following assets and accumulated depreciation at September 27, 2009 and March 29, 2009 (in thousands):

	09/27/09	03/29/09

Land and buildings	$ 27,536	$ 27,457
Drydocks	16,703	16,480
Piers and wharves	26,489	26,496
Computer hardware	2,606	2,857
Computer software	4,012	4,019
Equipment	33,817	33,318

Property and equipment, gross	111,163	110,627

Less: accumulated depreciation	(80,229)	(78,582)

Property and equipment, net	$ 30,934	$ 32,045

14. INTANGIBLE ASSETS

The following table presents the components of our intangible assets as of September 27, 2009 (in thousands):

				Weighted Average
	Cost	Accumulated	Net Book	Useful Life
	Basis	Amortization	Value	(in years)

Customer base	$ 1,402	$ (263)	$ 1,139	8
Non-compete agreements	603	(181)	422	5
Trade name	161	(16)	145	15
Total	$ 2,166	$ (460)	$ 1,706

For the six months ended September 27, 2009 and September 28, 2008, we recorded amortization expense of $0.2 million and $0.1 million, respectively.

Estimated amortization expense for the remaining estimated useful life of the intangible assets is as follows as of September 27, 2009 (in thousands):

Amortization
of Intangible
Years ending March	Assets

2010 (September 28, 2009
through March 28, 2010)	$ 153
2011	307
2012	307
2013	307
2014	186
Thereafter	446
Total	$ 1,706

15. SUBSEQUENT EVENTS

We evaluated subsequent events through November 5, 2009, the filing date of these statements with the SEC. The following events occurred between our quarter ended September 27, 2009 and November 5, 2009.

On October 7, 2009, we signed an amendment to our revolving credit facility, adding a working capital revolving loan in the amount of $7.0 million.

On October 13, 2009, we were awarded a $114.1 million contract from Washington State Ferries ("WSF") for the construction of two 64-Auto Ferries. As part of this award, WSF has an option for the construction of a third vessel for $50.8 million, which must be exercised no later than May 31, 2011. These three vessels represent the second, third, and fourth vessels in their class. The contract will commence once we receive a Notice to Proceed from WSF. The contract contemplates delivery of the second vessel in the class 18 months after Notice to Proceed, and the third vessel nine months after that delivery. Our wholly owned subsidiary, Everett, is a subcontractor on the project.

On October 14, 2009 we were awarded a $12.5 million modification to our previously awarded U.S. Coast Guard ("Coast Guard") contract in support of repairs and alterations during the triennial Dry Docking Planned Maintenance Availability ("DPMA") of the icebreaker USCGC Healy (WABG-20).

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Notes to Consolidated Financial Statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith.

OVERVIEW

We derive a significant portion of our revenues from work performed under our contracts with the Navy and the Coast Guard. The Navy and the Coast Guard schedule work under such contracts at their convenience.

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

On December 1, 2008 WSF awarded us a $65.5 million firm fixed-price contract for the construction of one 64-Auto Ferry. The ferry, currently under construction in our Seattle shipyard, is scheduled to be delivered 18 months after the Notice to Proceed was issued by WSF on January 5, 2009. Our wholly owned subsidiary, Everett, is a subcontractor on the project.

Subsequent to the end of the second quarter, we were awarded a $114.1 million contract from WSF for the construction of two 64-Auto Ferries. As part of this award, WSF has an option for the construction of a third vessel in the class for $50.8 million, which must be exercised no later than May 31, 2011. These three vessels represent the second, third, and fourth vessels in their class. The contract will commence once we receive a Notice to Proceed from WSF. The contract contemplates delivery of the second vessel in the class 18 months after Notice to Proceed, and the third vessel nine months after that delivery.

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

Operating Results

Revenue - Our second quarter revenue of $49.6 million reflects a $20.9 million (73%) increase from the same period last fiscal year. The increase largely results from higher ship repair and new construction volumes. Cost-type and firm fixed price revenues increased 88% and 104%, respectively, between the second quarters of fiscal years 2010 and 2009, while work under time-and-material contracts decreased by 82%. New construction volumes increased primarily due to the construction of a new WSF ferry and cost-type volumes increased due to the timing of Navy and Coast Guard availabilities, the most significant of which was the USS Abraham Lincoln.

Revenue for the first six months of fiscal year 2010 was $84.2 million, which reflects a $37.4 million, or 80% increase from the same period last fiscal year. The year to year increase results largely from higher ship repair and new construction volumes. Cost-type and firm fixed price work revenues increased 196% and 50%, respectively, between the second quarters of fiscal years 2010 and 2009, while work under time-and-material contracts decreased by 61%. We previously reported that we received a notice from DCAA questioning the reasonableness of a payment to one of our subcontractors for work performed on the aircraft carrier USS John C. Stennis, which was a cost-type contract in fiscal year 2005. We established a $3.1 million reserve for this item in the first quarter of fiscal year 2009 and filed an REA with the Navy contracting officer to allow the $3.1 million in incurred costs. In the event of an unfavorable decision on our REA, we will file an appeal to the Armed Services Board of Contract Appeals or directly to federal court.

The ship repair business consists of individual and short duration repair events, some of which the Government exercised under its various multi-ship, multi-option contracts. The new construction business consists of individual and multiple vessel construction contracts typically of one to two years duration. Consequently, operating results for any period presented are not necessarily indicative of results that may be expected in any other period.

Cost of Revenue - Cost of revenue during the second quarter of fiscal year 2010 was $37.1 million, or 75% of revenue. Cost of revenue during the second quarter of fiscal year 2009 was $19.7 million, or 69% of revenue. The increase in the cost of revenue in the second quarter of fiscal year 2010 is primarily attributable to an increase in volumes versus the same period in the prior year. The increase in cost of revenue as a percentage of total revenue for the second quarter is due primarily to an increase in work under cost type contracts which are characterized by lower relative profitability.

Cost of revenue during the first six months of fiscal year 2010 was $61.9 million, or 73% of revenue. During the same period of fiscal year 2009, cost of revenue was $33.1 million, or 71% of revenue. The increase in the cost of revenue and the cost of revenue as a percentage of revenue in the first six months of 2010 versus the prior year are primarily attributable to the increase in the relative profitability of work performed in fiscal year 2010 and the favorable impact of increased volume on our fixed costs.

Administrative and Manufacturing Overhead Expense - Overhead costs for administrative and manufacturing activities were $9.7 million, or 19% of revenue, for the second quarter of fiscal year 2010. During the same period of fiscal year 2009, administrative and manufacturing overhead costs were $7.4 million, or 26% of revenue. The $2.3 million increase in administrative and manufacturing overhead is primarily attributable to the volume increases in the second quarter of fiscal year 2010 versus the same period in the prior fiscal year. The decrease in administrative costs and manufacturing overhead as a percentage of revenue is attributable to the fixed nature of some of these costs and the full year impact of cost savings measures implemented in fiscal year 2009.

Administrative and manufacturing overhead costs for the first six months of fiscal year 2010 were $17.8 million, or 21% of revenue. During the same period of fiscal year 2009, administrative and manufacturing overhead costs were $15.1 million, or 32% of revenue. The $2.6 million increase is the result of higher volumes during the first six months of 2010 versus the same period in the prior year. The decrease in administrative costs and manufacturing overhead as percentage of revenue is attributable to the fixed nature of some of these costs and the full year impact of cost savings measures implemented in the prior year.

Investment & Other Income - Investment and other income (including gain on the sale of available-for-sale securities) was $0.3 million for the second quarter of fiscal year 2010 and $0.8 million for the first six months ended September 27, 2009. During the same periods in fiscal year 2009 investment and other income was $1.2 million and $2.2 million, respectively. Investment and other income in fiscal year 2010 was impacted negatively by the completion of contracts to lease certain facilities and provide related services to Kiewit-General in connection with their construction of the Hood Canal Floating Bridge.

Income Taxes - Our effective income tax rate was 34% in the second quarters of both fiscal years 2010 and 2009. In the second quarter of fiscal year 2010 we recorded $1.1 million of expense associated with federal income tax. During the same period in fiscal year 2009 we recorded $0.9 million in federal income tax expense.

Our effective income tax rate was 34% in the first half of both fiscal years 2010 and 2009. We recorded $1.9 million in federal tax expense in the first half of fiscal year 2010, and $0.3 million in federal income tax expense in the first half of fiscal year 2009.

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

Working Capital

Working capital at September 27, 2009 was $33.0 million, an increase of $4.9 million, or 17%, from the working capital reported at the end of fiscal year 2009. The overall increase is due to an increase in accounts receivable of $3.6 million, and an increase in cost in excess of billings of $8.4 million, which are partially offset by an increase in accounts payable of $5.8 million. All of these changes are primarily due to increased volumes and timing of work.

Capital Expenditures

We made capital acquisitions of $0.5 million and $0.3 million in the second quarters of fiscal years 2010 and 2009, and $1.0 million and $0.5 million in the first half of fiscal years 2010 and 2009, respectively, for planned improvements to our shipyard facilities.

Credit Facility

In July 2009, we renegotiated certain terms of our $10.0 million revolving credit facility. In July 2009, we also added a new $15.0 million credit facility to support the issuance of letters of credit to meet our performance security obligations on the WSF 64-Auto Ferry new construction project and other commercial new construction projects when performance security is required. As of September 27, 2009, we have a letter of credit outstanding of $0.5 million and we had borrowings of $2.6 million. These reduced our available revolving credit facility to $6.9 million and $15.0 million available on our performance letter of credit facility. The revolving credit facility, which is renewable on a bi-annual basis, provides us with flexibility in funding our operating cash flow needs. We have certain financial debt covenants that we must meet in order to maintain these credit lines. As of September 27, 2009, we believe we were compliant with all bank covenants.

On October 7, 2009, we signed an amendment to our revolving credit facility, adding a working capital revolving loan in the amount of $7.0 million, ending on November 6, 2009.

Dividends

On September 21, 2009 we paid a dividend of five cents ($0.05) per share to all shareholders of record as of September 4, 2009. On June 23, 2009 we paid a dividend of five cents ($0.05) per share to all shareholders of record as of June 8, 2009. The cumulative amount of dividends paid on a year-to-date basis as of September 27, 2009 was $0.6 million.

RESERVES AND OTHER CONTINGENCIES

As reflected in the balance sheet and discussed in Note 4 of the Notes to Consolidated Financial Statements, we provided total aggregate reserves of $10.8 million at September 27, 2009 for our contingent environmental and bodily injury liabilities. As of March 29, 2009, we had recorded aggregate reserves of $11.1 million. Due to the complexities and extensive history of our environmental and bodily injury matters, the amounts and timing of future expenditures are uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on our financial position, cash flows or results of operations.

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

As of September 27, 2009, we recorded aggregate assets of $8.9 million related to our reserves for environmental and bodily injury liabilities. As of March 29, 2009, we recorded aggregate assets of $9.0 million. These assets reflect receivables under contractual arrangements with the insurance companies to share costs for certain environmental and other matters, as well as amounts deposited to securitize certain remediation activities. We record amounts recoverable from insurance companies within our Consolidated Balance Sheets as insurance receivables and, in the case of reimbursements currently due, as a current asset. We record amounts held in security deposits within our balance sheet as restricted cash.

We previously reported that we received notice from the DCAA questioning the reasonableness of a payment to one of our subcontractors on the 2005 dPIA of the aircraft carrier USS John C. Stennis. During the first quarter of fiscal year 2009 the DCAA issued its final report disapproving $3.1 million of costs related to payments made to the subcontractor and costs incurred by us to perform work which we contracted to the subcontractor. The Navy contracting officer then issued the decision to disallow the costs and withhold the above stated amount from payments due on our current contracts with the Navy. In response, we filed an REA with the Navy contracting officer to allow the $3.1 million in incurred costs. In the event of an unfavorable decision on our REA, we will file an appeal to the Armed Services Board of Contract Appeals or directly to federal court. We established a reserve for this item in the amount of $3.1 million and booked the resulting transaction as a reduction in revenue in the first quarter of fiscal year 2009. The Navy collected the entire amount in the second quarter of fiscal year 2009 through the non-payment of other outstanding project receivables. In the third quarter of 2009, the Navy agreed to return the $3.1 million while the REA and additional information we have provided is under consideration. There are no assurances that the Navy will agree with our REA. Our current financial statements continue to reflect a reserve in billings in excess of sales for the $3.1 million at issue.

We previously reported that the Navy's Puget Sound contracting office has notified us of several instances of potential noncompliance with Cost Accounting Standards relating to our contract to perform repair work on the aircraft carriers located in the Puget Sound. The instances under review primarily focus on our long standing cost allocation methods applicable to our Navy contracts and the degree to which we allocate indirect costs to work performed under our Navy cost-type contracts. We believe that we have valid positions and defenses to the findings of potential noncompliance and we have responded to the notification in an effort to resolve the matter prior to action by the Navy. We have submitted proposals for consideration by the Navy to resolve the outstanding issue and began discussions with the Navy during the second quarter of fiscal year 2010. An unfavorable outcome in this matter could have a significant impact on our cost structure with the Navy and, depending upon the scope of any retroactive relief sought by the Navy, could be material in the period recorded. At this time, we are unable to estimate our potential exposure for this item and have not established a reserve.

BACKLOG

At September 27, 2009 our firm shipyard backlog consisted of approximately $58.1 million of repair and overhaul work. Our backlog at March 29, 2009 was approximately $84.0 million. The decrease in the backlog of work at the end of the first six months of fiscal year 2010 is primarily attributed to progress on projects under contract. The backlog does not include the award of the second 64-car ferry contract and the US Coast Guard Healy modification, for $114.1 million and $12.5 million respectively, both of which were awarded subsequent to the end of the second quarter.

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

(b) Changes in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 27, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No. 99.1	Press Release dated November 5, 2009 announcing financial results for our quarterly period ended September 27, 2009 (furnished herewith)*

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
November 5, 2009