Form 10-Q
period 2009-12-27
TODD SHIPYARDS CORP
filed 2010-02-04
CIK 98537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 27, 2009.

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

There were 5,775,691 shares of the corporation's $0.01 par value common stock outstanding at February 4, 2010.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Three and nine month periods ended December 27, 2009 and December 28, 2008
(in thousands of dollars, except per share data)

	Three Months Ended			Nine Months Ended
	12/27/09	12/28/08		12/27/09		12/28/08
Revenues	$ 47,129	$ 33,472		$ 131,335		$ 80,286
Operating expenses:
Cost of revenue	35,545	22,131		97,425		55,217
Administrative and manufacturing overhead	9,311	8,703		27,064		23,846
Other insurance settlements	(24)	(21)		(62)		(65)
Total operating expenses	44,832	30,813		124,427		78,998
Operating income	2,297	2,659		6,908		1,288
Investment and other income:
Lease income	163	1,085		744		3,037
Lease expense	(12)	(107)		(47)		(333)
Other income/(loss), net	(77)	276		156		721
Gain/(loss) on available-for-sale securities	(5)	30		49		31
Total investment and other income	69	1,284		902		3,456

Income before income tax expense	2,366	3,943		7,810		4,744
Income tax expense	(783)	(1,337)		(2,636)		(1,605)
Net income	$ 1,583	$ 2,606		$ 5,174		$ 3,139

Net income per common share
Basic	$ 0.27	$ 0.45		$ 0.90		$ 0.54
Diluted	$ 0.27	$ 0.45		$ 0.89		$ 0.54

Dividends declared per common share	$ 0.05	$ 0.05		$ 0.15		$ 0.15

Weighted average shares outstanding
Basic	5,776	5,766		5,771		5,763
Diluted	5,794	5,787		5,787		5,779

Retained earnings at beginning of period	$ 83,068	$ 76,382	(1)	$ 80,056	(1)	$ 76,425	(1)
Net income for the period	1,583	2,606		5,174		3,139
Dividends declared on common stock	(290)	(287)		(869)		(863)
Retained earnings at end of period	$ 84,361	$ 78,701	(1)	$ 84,361		$ 78,701	(1)

The accompanying notes are an integral part of these statements.

(1) Revised due to prior period corrections. See Note 12 of the Notes to Consolidated Financial Statements.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS
Balances as of December 27, 2009 and March 29, 2009
(in thousands of dollars, except share data)

	12/27/09	03/29/09

ASSETS
Cash and cash equivalents	$ 2,831	$ 4,551
Securities available-for-sale	18,407	19,003
Accounts receivable
U.S. Government	9,721	5,035
Other, net	8,770	8,878
Costs and estimated profits in excess of billings on incomplete contracts	17,347	12,326
Inventory	1,391	1,523
Insurance receivable	382	382
Other current assets	3,383	3,457
Deferred taxes	506	66
Total current assets	62,738	55,221
Property, plant, and equipment, net	30,271	32,045
Restricted cash	5,288	3,807
Deferred pension assets	6,327	7,942
Insurance receivable	8,637	8,622
Intangible assets, net	1,629	1,859
Goodwill	1,109	1,109
Other long-term assets	906	3,635
Total assets	$ 116,905	$ 114,240

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accruals	$ 13,991	$ 13,403
Accrued payroll and related liabilities	2,061	2,142
Billings in excess of costs and estimated profits on incomplete contracts	9,225	8,619
Environmental and other reserves	382	382
Taxes payable other than income taxes	1,028	1,376
Income taxes payable	578	1,199
Total current liabilities	27,265	27,121
Environmental and other reserves	11,955	10,703
Accrued post retirement health benefits	6,977	8,701
Deferred taxes	322	1,171	(1)
Other non-current liabilities	1,873	2,413
Total liabilities	48,392	50,109
Stockholders' equity
Common stock $.01 par value, authorized 19,500,000 shares,
issued 11,828,305 shares at December 27, 2009 and March 29, 2009,
and outstanding 5,775,691 shares at December 27, 2009 and 5,766,071 shares at March 29, 2009	118	118
Paid-in capital	38,816	38,690
Retained earnings	84,361	80,056	(1)
Accumulated other comprehensive loss	(10,925)	(10,806)
Treasury stock (6,052,614 shares at December 27, 2009 and 6,062,234 shares at March 29, 2009)	(43,857)	(43,927)
Total stockholders' equity	68,513	64,131
Total liabilities and stockholders' equity	$ 116,905	$ 114,240

The accompanying notes are an integral part of these statements.

(1) Revised due to prior period corrections. See Note 12 of the Notes to Consolidated Financial Statements.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Periods ended December 27, 2009 and December 28, 2008
(in thousands of dollars)

	Nine Months Ended
	12/27/09	12/28/08
OPERATING ACTIVITIES
Net income	$ 5,174	$ 3,139
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,395	3,361
(Gain)/loss on disposal of fixed assets	169	(18)
Gain on available-for-sale securities	(49)	(30)
Deferred pension cost	1,615	869
Post retirement health benefits	54	(778)
Deferred income taxes	(1,255)	39
Stock based compensation	196	94
Change in operating assets and liabilities
Accounts receivable	(4,578)	(5,375)
Costs and estimated profits in excess of billings on incomplete contracts	(5,021)	(660)
Inventory	132	(20)
Insurance receivable	(15)	84
Other assets	59	(605)
Accounts payable and accruals	1,621	1,508
Accrued payroll and related liabilities	(81)	(393)
Forward contract loss reserve	-	(155)
Billings in excess of costs and estimated profits on incomplete contracts	606	4,312
Environmental and other reserves	1,252	(139)
Income taxes payable	(621)	1,059
Other liabilities	(861)	(498)
Net cash provided by operating activities	1,792	5,794
INVESTING ACTIVITIES
Purchases of marketable securities	(7,411)	(10,614)
Sales of marketable securities	4,688	2,001
Maturities of marketable securities	3,054	6,426
Proceeds from disposal of fixed assets	-	6
Capital expenditures	(1,493)	(1,947)
Payments for acquisition	-	(7,948)
Net cash used in investing activities	(1,162)	(12,076)
FINANCING ACTIVITIES
Restricted cash	(1,481)	385
Proceeds from exercise of stock options	-	61
Dividends paid on common stock	(869)	(863)
Net cash used in financing activities	(2,350)	(417)
Net decrease in cash and cash equivalents	(1,720)	(6,699)
Cash and cash equivalents at beginning of period	4,551	12,600
Cash and cash equivalents at end of the period	$ 2,831	$ 5,901

Supplemental disclosures of cash flow information:
Cash paid for income taxes	4,450	705
Supplemental disclosures of non-cash information:
Liability for capital expenditure	67	-

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

1. BASIS OF PRESENTATION

We have included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation in the interim financial statements. Certain financial information that is required in the annual financial statements and prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") may not be required for interim financial reporting purposes and may have been condensed or omitted. Our results of operations for the nine months ended December 27, 2009 are not necessarily indicative of the operating results for the full year. Our interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2009 Annual Report on Form 10-K.

The Consolidated Financial Statements include the accounts of Todd Shipyards Corporation and our wholly owned subsidiaries Todd Pacific Shipyards Corporation ("Todd Pacific"), Everett Shipyard, Inc. ("Everett"), and TSI Management, Inc. ("TSI"). We have eliminated all intercompany transactions. We have evaluated the applicability of reportable segments using criteria outlined in ASC 280. In our evaluation, we determined that Todd Pacific Shipyards Corporation and Everett Shipyard, Inc. have similar methods of operation, customer bases and utilize similar general ship repair and construction industry factors. We have determined that both companies meet the criteria for aggregation and are consolidated as one reporting segment.

Preparing our interim financial statements in conformity with GAAP requires us to make estimates and assumptions that may affect the amounts reported in our Consolidated Financial Statements and Notes to Consolidated Financial Statements. Actual results could differ from those estimates.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board ("FASB") issued the FASB Accounting Standards Codification (the "Codification") for financial statements issued for interim and annual periods ending after September 15, 2009, which was effective for us beginning in the third quarter of fiscal year 2010. The Codification became the single authoritative source for GAAP. Accordingly, previous references to GAAP accounting standards are no longer used in our disclosures, including these Notes to the Consolidated Financial Statements. The Codification does not affect our consolidated financial position, cash flows, or results of operations.

In February 2008, FASB issued new accounting guidance which defers the effective date of a previously issued accounting standard for the fair value measurement of nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity's financial statements on a recurring basis.  We adopted the new accounting guidance on March 30, 2009 and it did not have a material impact on our consolidated financial statements.

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

On March 30, 2009, we adopted the accounting standard regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued. This standard was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. We evaluated subsequent events through the issuance of our consolidated financial statements on February 4, 2010.

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

The agreement provides coverage for the known liabilities in an amount not to exceed the policy limits. As of December 27, 2009 we have current recorded reserves of approximately $5.1 million and a corresponding insurance receivable of $4.8 million. Included in the reserves are sediment remediation costs for Harbor Island of $0.4 million that we expect to occur in the next 12 months. We reflect these costs as current liabilities in our balance sheet. Likewise, we reflect the insurance receivable of $0.4 million relating to these reserves as a current asset in our balance sheet.

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

Under the Federal Superfund law, a potentially responsible party ("PRP") may have liability for damages to natural resources in addition to liability for remediation. Subsequent to the end of the third quarter of fiscal year 2010, we received a claim for natural resource damages pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") on behalf of the Elliott Bay Natural Resource Trustees relating to the Site. We have included our best estimate of natural resource damage liability in the environmental remediation reserve. We believe that our estimated potential loss for this claim will be covered by our existing insurance, provided we do not exceed aggregate policy limits, which we do not anticipate.

Other Environmental Sites

The Port of Tacoma, Washington filed a civil action against us during the fourth quarter of fiscal year 2008 in the United States District Court (Western District of Washington in Tacoma) for contribution under CERCLA and the Model Toxics Control Act ("MTCA"). We previously disclosed our involvement with the CERCLA and MTCA remediation efforts in the Hylebos Waterway of Commencement Bay in Tacoma, Washington and subsequent natural resources assessment by the statutorily named trustees ("Commencement Bay Trustees"). A former subsidiary of ours operated a shipbuilding operation on the Hylebos Waterway under contract to the United States Navy ("Navy") during World War I and World War II. The contract between our subsidiary and the Navy for the operation of the shipyard site included an indemnification clause flowing from the Navy to our subsidiary. We have tendered any potential liability to the Navy pursuant to this contract. The government to date has not accepted this tender nor has it agreed to indemnify us. Subsequent to the end of the third quarter of fiscal year 2010, we reached a contingent settlement agreement in this litigation with the Port of Tacoma. The agreement is subject to approval by the government, which is necessary to protect our potential right of indemnification. The agreement resulted in a $1.3 million charge against cost of revenue for the third quarter of fiscal year 2010.

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

During the second quarter of fiscal year 2010, we received a settlement demand from the Chevron Environmental Management Company, a PRP at the EPC Eastside Disposal site outside of Bakersfield, California. We were first notified by the California Department of Toxic Substances Control of our PRP status at the site in 1995, and having asserted that any potential related liability was discharged in our 1987 Bankruptcy filing, have not been contacted by any agency since that time. We continue to believe that we have no liability at this site as a result of our 1987 bankruptcy filing and intend to continue to assert this defense. We have not established a reserve for this issue as we are unable to estimate the probable outcome.

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

The cases generally include as defendants, in addition to us, other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. We assess claims as they are filed and as the cases develop, analyzing them in two different categories based on severity of illness. Based on current fact patterns, we categorize certain diseases including mesothelioma, lung cancer and fully developed asbestosis as "malignant" claims. We categorize all others of a less medically serious nature as "non-malignant." We are currently defending approximately 10 "malignant" claims and approximately 561 "non-malignant" claims. We and our insurers are vigorously defending these actions.

As of December 27, 2009, we have recorded a bodily injury liability reserve of $4.9 million and a bodily injury insurance receivable of $3.7 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $5.0 million and $3.8 million, respectively, at March 29, 2009. We classify these bodily injury liabilities and receivables within our balance sheet as environmental and other reserves, and insurance receivables, respectively.

Other Reserves

During the first quarter of fiscal year 2004, we recorded a reserve of $2.5 million related to the unanticipated bankruptcy of one of our previous insurance carriers. The remaining reserve balance as of December 27, 2009 was $1.2 million, which reflects our best estimate of the known liabilities associated with unpaid workers compensation claims arising from the two-year coverage period commencing October 1, 1998, and is subject to change as additional facts are uncovered. These claims have reverted to us due to the liquidation of the insurance carrier. Although we expect to recover at least a portion of these costs from the liquidation and other sources, we cannot currently estimate the amount and the timing of any such recovery and therefore have not included an estimate of amounts recoverable in the current financial results. We have cumulatively paid approximately $1.3 million and $1.0 million in claims through December 27, 2009 and March 29, 2009, respectively, which have been charged against the reserve.

During our third quarter of fiscal year 2009, we discovered an error in how we reported several funds held by one of our health insurance carriers. These funds were held in a premium stabilization fund account ("PSF Account") and an incurred but not reported claims reserve account ("IBNR Reserve"). Although we did not previously report these funds on our balance sheet, we determined that they were reportable assets and that we should include their value in our consolidated financial statements. We also determined that the annual amounts transferred in prior periods from the Todd Shipyards Corporation Retirement System defined benefit plan ("Plan") to fund health benefits for our retired employees did not consider the funds available in the PSF Account and the IBNR Reserve. We calculated the amount to transfer from the Plan based on the requirements provided by Section 420 of the Internal Revenue Code. We recorded an excise tax reserve of $0.5 million during the fourth quarter of fiscal year 2009.

Other Contingencies

We previously reported that we received notice from the Defense Contract Audit Agency ("DCAA") questioning the reasonableness of a payment to one of our subcontractors on the 2005 docking-Planned Incremental Availability ("dPIA") of the aircraft carrier USS John C. Stennis. During the first quarter of our fiscal year 2009 the DCAA issued its final report disapproving $3.1 million of costs related to payments made to the subcontractor and costs incurred by us to perform work which was contracted to the subcontractor. The Navy contracting officer then issued the decision to disallow the costs and withhold the above stated amount from payments due on our current contracts with the Navy. In response, we filed a Request for Equitable Adjustment ("REA") with the Navy contracting officer to allow the $3.1 million in incurred costs. In the event of an unfavorable decision on our REA, we will file an appeal to the Armed Services Board of Contract Appeals or directly to federal court. We established a reserve for this item in the amount of $3.1 million and recorded the resulting transaction as a reduction in revenue in the first quarter of fiscal year 2009. The Navy collected the entire amount in the second quarter of fiscal year 2009 through the non-payment of other outstanding project receivables. In the third quarter of fiscal year 2009, the Navy agreed to return the $3.1 million while the REA and additional information we have provided is under consideration. There are no assurances that the Navy will agree with our REA. Our current financial statements continue to reflect a reserve in billings in excess of sales for the $3.1 million at issue.

We previously reported during the fourth quarter of fiscal year 2007 that the Navy's Puget Sound contracting office notified us of several instances of potential noncompliance with government Cost Accounting Standards ("CAS") relating to our five-year phased maintenance contract to perform repair work on the aircraft carriers located in the Puget Sound which was completed in fiscal year 2009. The instances under review primarily focus on our long standing cost allocation methods applicable to our Navy contracts and the degree to which we allocate indirect costs to work performed under our Navy cost-type contracts. We believe that we have valid positions and defenses to the findings of potential noncompliance and we are responding to the notification in an effort to resolve the matter prior to action by the Navy.

Additionally, in the current fiscal year, the Navy and the DCAA have questioned several modifications we made to our cost allocation methods and the degree to which we allocate indirect costs to work performed under our government cost-type contracts. We believe that we are in compliance with the Federal Acquisition Regulations and CAS and are making every effort to resolve these outstanding issues with the Navy's Puget Sound contracting officer. We have submitted proposals for consideration by the Navy to resolve all outstanding government cost accounting issues and began discussions with the Navy during the second quarter of fiscal year 2010. These discussions continued throughout the third quarter of fiscal year 2010. An unfavorable outcome in these matters could have a significant impact on our cost structure with the Navy and, depending upon the scope of any retroactive relief sought by the Navy, could be material in the period recorded. At the end of the third quarter, we recorded a reserve of $1.7 million to cover our estimated exposure for these unresolved government cost accounting issues.

5. COMPREHENSIVE INCOME

We reported comprehensive income of $1.50 million for the quarter ended December 27, 2009, which consisted of net income of $1.58 million, $0.01 million net of tax unrealized loss on available-for-sale securities, and $0.07 million net of tax unrealized loss on foreign currency forward contracts. For the nine months ended December 27, 2009 we reported comprehensive income of $5.05 million, which consisted of net income of $5.17 million, $0.05 million net of tax unrealized loss on available-for-sale securities, and $0.07 million net of tax unrealized loss on foreign currency forward contracts.

For the third quarter of fiscal year 2009, ended December 28, 2008, we reported comprehensive income of $2.81 million, which consisted of net income of $2.61 million and $0.20 million net of tax unrealized gain on available-for-sale securities. For the nine months ended December 28, 2008, we reported comprehensive income of $3.34 million, which consisted of net income of $3.14 million and a $0.20 million net of tax unrealized gain on available-for-sale securities.

6. NET INCOME PER SHARE

The following table represents the calculation of net income per common equivalent share, diluted.

	Three Months Ended		Nine Months Ended
(in thousands of dollars except per share data)	12/27/09	12/28/08	12/27/09	12/28/08

Net income	$ 1,583	$ 2,606	$ 5,174	$ 3,139
Weighted average common shares outstanding, basic	5,776	5,766	5,771	5,763
Dilutive effect of stock awards on weighted average
common shares	18	21	16	16
Weighted average common shares outstanding, diluted	5,794	5,787	5,787	5,779

Net income/(loss) per common share, diluted	$ 0.27	$ 0.45	$ 0.89	$ 0.54

We excluded 44,000 units of Stock Settled Appreciation Rights ("SSARs") from the calculations for the nine month period ended December 27, 2009 because their affect would be anti-dilutive.

7. STOCK COMPENSATION EXPENSE

The Board of Directors approved the Todd Shipyards Corporation 2003 Incentive Stock Option Plan ("2003 Plan") in 2003 and the shareholders ratified it at the 2003 Annual Meeting. The 2003 Plan provides for the granting of incentive stock options, non-qualified stock options, performance share awards and restricted stock grants, or any combination of such grants or awards to directors, officers and our key employees to purchase shares of the Class A Common Stock of the Company. The Board of Directors has authorized an aggregate of 250,000 shares of common stock for issuance under the 2003 Plan.

We account for stock compensation associated with the restricted stock awards, restricted stock grant agreement, and performance share awards by estimating the compensation cost for all stock based awards at fair value on the date of the grant, and recognition of compensation over the service period for awards expected to vest. We estimate the fair value of stock-based awards using the Black-Scholes option-pricing model, and amortize the fair value on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. We estimate future forfeitures and recognize compensation costs only for those equity awards expected to vest. Estimating the percentage of stock awards that will ultimately vest requires judgment. We will record such amounts as an increase or decrease in stock-based compensation in the period we revise the estimates, to the extent that actual results or updated estimates differ from our current estimates. We consider many factors when estimating expected forfeitures, including historical voluntary terminations. Actual forfeitures could differ from our current estimates.

The remaining future compensation costs relating to unvested performance share awards and stock grants as of December 27, 2009 are $0.6 million, which will be recognized over a weighted average of 2.9 years, inclusive of estimated forfeitures. We amortize the stock compensation costs on a straight-line basis over the requisite service period, which is included in administrative and manufacturing overhead expense.

Restricted Stock Units
Number of Units	Recipients	Grant Date	Fair Value Per Unit	Vesting Period
9,600	Officers	07/01/09	$ 16.98	5 Years
4,500	Non-employee Board Members	8/21/2009	$ 16.98	3 Years
9,600	Officers	7/1/2008	$ 14.48	5 Years
5,250	Non-employee Board Members	8/22/2008	$ 14.10	3 Years
16,000	Officers	7/6/2007	$ 21.02	5 Years
6,000	Non-employee Board Members	8/22/2007	$ 21.96	3 Years

We assume that the officers and the non-employee members of our Board will continue service until their units vest. The forfeiture rate assumed on these units is zero.

Stock-settled Appreciation Rights

Number of Units	Recipients	Grant Date	Fair Value Per Unit	Vesting Period
16,000	Officers	7/1/2009	$ 3.67	3 Years
12,000	Non-employee Board Members	8/21/2009	$ 3.67	3 Years
16,000	Officers	7/1/2008	$ 2.38	3 Years
16,000	Officers	7/6/2007	$ 4.65	3 Years

We assume that the officers and the non-employee members of our Board will continue service until their units vest. We consider the achievement of the underlying performance criteria to be probable. The forfeiture rate assumed on these units is zero.

Determining Fair Value - We calculate the fair value of SSARs issued to employees and non-employee members of the Board using the Black-Scholes pricing model. We then amortize the fair value on a straight-line basis over the requisite vesting period of the awards.

Black Scholes Pricing Model

	2010	2009	2008
Expected Volatility	38.35%	33.29%	37.81%
Expected term (in years)	4	4	4
Risk-free interest rate	1.88%	3.66%	5.10%
Expected Dividend	1.50%	1.40%	2.50%
Fair Value per share	$ 3.67	$ 2.38	$ 4.65

8. PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS

Non-union Pension Plan - We sponsor the Todd Shipyards Corporation Retirement System, a non-contributory defined benefit plan under which certain non-union employees are covered. We base the benefits on years of service and the employee's compensation before retirement. Our funding policy is to fund such retirement costs as required to meet allowable deductibility limits under current Internal Revenue Service regulations. The Plan assets consist principally of common stocks and government and corporate obligations. As of April 10, 2007, new employees are not eligible to enter the plan.

Pension Benefits	Three Months Ended		Nine Months Ended
(in thousands of dollars)	12/27/09	12/28/08	12/27/09	12/28/08
Components of net periodic benefit cost
Service cost	$ 137	$ 157	$ 411	$ 471
Interest cost on projected benefit obligation	424	419	1,272	1,257
Expected return on plan assets	(522)	(758)	(1,566)	(2,274)
Amortization of prior service cost	497	151	1,491	453
Recognized actuarial loss	3	3	9	9
Net periodic (benefit) cost before asset transfer	539	(28)	1,617	(84)
Asset transfer	-	318	-	954
Net periodic cost	$ 539	$ 290	$ 1,617	$ 870

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

Other Post Retirement Benefits	Three Months Ended		Nine Months Ended
(in thousands of dollars)	12/27/09	12/28/08	12/27/09	12/28/08
Components of net periodic benefit cost
Interest cost on projected benefit obligation	$ 162	$ 158	$ 486	$ 474
Recognized actuarial gain	(39)	(99)	(117)	(297)
Amortization of net gain	(105)	-	(315)	-
Net periodic cost before 401h transfer	18	59	54	177
Transfer of assets for payment of retiree medical
benefits (401(h) Plan)	-	(318)	-	(954)
Net periodic benefit	$ 18	$ (259)	$ 54	$ (777)

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

On December 8, 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("MMA") was signed into law. MMA introduces prescription drug benefits under Medicare Part D as well as a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We sponsor a post retirement health care benefit plan that provides prescription drug benefits that are deemed actuarially equivalent to Medicare Part D. We began reflecting the impact due to MMA effective March 31, 2005 and assume it will be in place for the lifetime of the plan. We are currently evaluating whether we will continue to receive this benefit due to recently proposed legislative changes.

Union Pension Plans - Operating Shipyard - We participate in several multi-employer defined benefit and/or defined contribution pension plans, which provide benefits to our collective bargaining employees. The expense under these plans totaled $1.1 million and $0.5 million for the quarters ended December 27, 2009 and December 28, 2008, respectively.

9. INCOME TAXES

We record income taxes using the asset and liability method, whereby we recognize deferred income taxes for temporary differences - the differences between the GAAP financial statement carrying amounts of assets and liabilities and those amounts for tax purposes. We report the tax effect of these temporary differences as deferred income tax assets and liabilities on the balance sheet using the applicable enacted tax rates. We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

In June 2006, the FASB issued guidance, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. Accordingly, we use a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in our tax returns.

We recognized no material interest or penalties during the three months and nine months ended December 27, 2009. We classify penalties incurred in connection with tax matters as general and administrative expenses, and we classify interest assessments incurred in connection with tax matters as interest expense.

As of March 29, 2009, we have recorded a liability for unrecognized tax benefits of $0.3 million related to certain positions which we concluded are more likely than not to be sustained upon audit. The following table summarizes the movement in uncertain tax benefits from March 29, 2009 to December 27, 2009 (in thousands of dollars):

	Gross	Net
March 29, 2009 balance	$ 811	$ 279
Additions based on current year tax positions	-	-
Additions for prior years' tax positions	-	-
Reductions for prior year's tax positions	-	-
Reductions due to a lapse of the statute of limitations	(282)	(99)
Settlements with tax authorities	-	-
December 27, 2009 balance	$ 529	$ 180

Tax years that remain open for examination by federal taxing authorities include 2007, 2008 and 2009.

10. LEASING ACTIVITIES

Lease Income and Lease Expense

We entered into an agreement on January 9, 2006 for the lease of certain facilities and provision of related services to Kiewit-General in connection with the construction of the Hood Canal Floating Bridge. The lease ended in the first quarter of fiscal year 2010.

11. FAIR VALUE OF FINANCIAL ASSETS AND LAIBILITIES

As of December 27, 2009 and March 29, 2009 our cash, cash equivalents, and marketable securities primarily consisted of cash, government and government agency securities, money market funds, and other investment grade securities. We record such amounts at fair value.

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

The following table summarizes, by major security type, our assets and liabilities that we measured at fair value on a recurring basis and are categorized using the fair value hierarchy as of December 27, 2009:

(in thousands of dollars)	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value

Cash	$ 2,790	-	-	-	$ 2,790
Money Market Funds	-	41	-	-	41
US Government and Agency Securities	-	-	12,402	-	12,402
Corporate Debt Securities	-	-	6,005	-	6,005
Forward Contracts, net of tax	-	(66)	-	-	(66)
Total	$ 2,790	$ 41	$ 18,341	$ -	$ 21,172

We utilize forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All hedging instruments held by us are cash flow hedges in accordance with ASC 815, Derivatives and Hedging. Generally, these contracts have maturities less than two years. At December 27, 2009, we had $3.2 million in foreign exchange contracts. We do not expect to convert the foreign currencies to U.S. dollars at maturity because we have entered into banking arrangements to deposit these funds in the foreign currency until necessary to fulfill our firm liability commitments.

We translate our foreign currency assets and liabilities at the exchange rate on the balance sheet date, and the foreign exchange hedging assets and liabilities using quoted market rates on the balance sheet date. We charge our translation adjustments resulting from this process to other comprehensive income (a component of stockholders' equity), net of taxes. Realized gains and losses resulting from the effects of changes in exchange rates on assets and liabilities denominated in foreign currencies are included in non-operating expense as foreign currency transaction gains and losses.

We do not hold or issue derivative financial instruments for trading purposes. The purpose of our hedging activities is to reduce the risk that the valuation of the underlying assets, liabilities and firm commitments will be adversely affected by changes in exchange rates. Our derivative activities do not create foreign currency exchange rate risk because fluctuations in the value of the instruments used for hedging purposes are offset by fluctuations in the value of the underlying exposures being hedged.

12. CORRECTION OF PRIOR PERIOD MISSTATEMENTS

In our Form 10-K for fiscal year ended March 29, 2009, we discussed that during fiscal year 2009 we discovered an error in how we reported several funds that were held by one of our health insurance carriers. Although we did not previously report these funds on our balance sheet, we determined that they were reportable assets and that their value should be included in our consolidated financial statements. For the twelve months ending March 29, 2009, the errors had no impact on reported cash flows from operating, financing or investing activities and were considered immaterial to previously reported results of operations.

In the first quarter of the current fiscal year, we determined a deferred tax liability of $0.9 million should have been reported when we corrected our prior misstatements. This correction was not material to previously issued interim and annual financial statements as it was limited to a balance sheet adjustment and did not affect the statements of operations or cash flows. Accordingly, we overstated retained earnings by $0.9 million as of the end of fiscal year 2009 and understated our deferred tax liability by $0.9 million. We recorded these corrections in the first quarter of fiscal year 2010. However, to improve comparability between fiscal years 2010 and 2009, we elected to reflect the corrections as if they were corrected at the beginning of fiscal year 2009. The effect of the correction is a reduction in our beginning retained earnings of $0.9 million and an increase in our long-term deferred tax liability of $0.9 million for the quarters ending June 29, 2008 and June 28, 2009. Since the cumulative impact of correcting this error would be material to the results of the three months ended June 28, 2009, we applied the guidance of Accounting Standards Codification Topic 250, "Accounting Changes and Error Corrections." This guidance requires that we correct the prior period financial statements, even though such revisions previously were, and continue to be, immaterial to the prior period financial statements. Please refer to our 10-K issued for the period ending March 29, 2009 under Note 20 of the Notes to Consolidated Financial Statements (Item 8) for further discussion regarding Correction of Prior Period Misstatements.

13. PROPERTY AND EQUIPMENT

Our property and equipment consisted of the following assets and accumulated depreciation at December 27, 2009 and March 29, 2009 (in thousands of dollars):

	12/27/09	03/29/09

Land and buildings	$ 27,710	$ 27,457
Drydocks	16,712	16,480
Piers and wharves	26,489	26,496
Computer hardware	1,662	2,857
Computer software	3,514	4,019
Equipment	33,597	33,318

Property and equipment, gross	109,684	110,627

Less: accumulated depreciation	(79,413)	(78,582)

Property and equipment, net	$ 30,271	$ 32,045

14. INTANGIBLE ASSETS

The following table presents the components of our intangible assets as of December 27, 2009 (in thousands of dollars):

				Weighted Average
	Cost	Accumulated	Net Book	Useful Life
	Basis	Amortization	Value	(in years)

Customer base	$ 1,402	$ (307)	$ 1,095	8
Non-compete agreements	603	(211)	392	5
Trade name	161	(19)	142	15
Total	$ 2,166	$ (537)	$ 1,629

For the nine months ended December 27, 2009 and December 28, 2008, we recorded amortization expense of $0.2 million and $0.2 million, respectively.

Estimated amortization expense for the remaining estimated useful life of the intangible assets is as follows as of December 27, 2009 (in thousands of dollars):

Years ending March	Amortization of Intangible Assets

2010 (December 28, 2009 through March 28, 2010)	$ 77
2011	307
2012	307
2013	307
2014	186
Thereafter	445
Total	$ 1,629

15. SUBSEQUENT EVENTS

We evaluated subsequent events through February 4, 2010, the filing date of these statements with the SEC. In addition to the items noted in the preceding Notes, the following events occurred between our quarter ended December 27, 2009 and February 4, 2010.

On January 27, 2010, we were awarded a change order to Part A of the contract with WSF for the execution of the detailed production design of the 144-Auto Ferries in the amount of $8.3 million.

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

On December 1, 2008 Washington State Ferries ("WSF") awarded us a $65.5 million firm fixed-price contract for the construction of one 64-Auto Ferry. The ferry, currently under construction in our Seattle shipyard, is scheduled to be delivered 18 months after the Notice to Proceed was issued by WSF on January 5, 2009. The contract contains liquidated damages for late delivery. Our wholly owned subsidiary, Everett, is a subcontractor on the project.

On October 13, 2009, we were awarded a $114.1 million contract from WSF for the construction of two additional 64-Auto Ferries. As part of this award, WSF has an option for the construction of a third additional vessel in the class for $50.8 million, which must be exercised no later than May 31, 2011. These three additional vessels represent the second, third, and fourth vessels in their class. The contract commenced upon receiving the Notice to Proceed from WSF on November 9, 2009. The contract contemplates delivery of the second vessel in the class 18 months after Notice to Proceed, and the third vessel nine months after delivery of the second.

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

Subsequent to the end of the third quarter of fiscal year 2010, we negotiated a change order to Part A of the contract with WSF for the execution of the detailed production design of the 144-Auto Ferries in the amount of $8.3 million. The change order was effective January 27, 2010 and the design work is scheduled to be completed by June 2011. We have subcontracted the production design services to Guido Perla & Associates of Seattle, Washington.

Operating Results

Revenue - Our third quarter revenue of $47.1 million reflects a $13.7 million, or 41% increase from the same period last fiscal year. The increase largely results from higher ship repair and new construction volumes. Cost-type and firm fixed price revenues both increased 65% between the third quarters of fiscal years 2009 and 2010, while work under time-and-material contracts decreased by 76%. New construction volumes increased primarily due to the construction of the 64-Auto Ferry for WSF and cost-type volumes increased due to the timing of Navy and Coast Guard vessel availabilities, the most significant of which were the USS Abraham Lincoln and the USCGC Healy.

Revenue for the first nine months of fiscal year 2010 was $131.3 million, which reflects a $51.0 million, or 64% increase from the same period last fiscal year. The year to year increase results largely from higher ship repair and new construction volumes primarily due to the construction of the 64-Auto Ferry for WSF and the Navy and Coast Guard availabilities discussed above. Cost-type and firm fixed price work revenues increased 58% and 16%, respectively, between the third quarters of fiscal years 2009 and 2010, while work under time-and-material contracts decreased by 76%. We previously reported that we received a notice from DCAA questioning the reasonableness of a payment to one of our subcontractors for work performed on the aircraft carrier USS John C. Stennis, under a cost-type contract in fiscal year 2005. We established a $3.1 million reserve for this item in the first quarter of fiscal year 2009 and filed an REA with the Navy contracting officer to allow the $3.1 million in incurred costs. In the event of an unfavorable decision on our REA, we will file an appeal to the Armed Services Board of Contract Appeals or directly to federal court.

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

Cost of Revenue - Cost of revenue during the third quarter of fiscal year 2010 was $35.5 million, or 75% of revenue. Cost of revenue during the third quarter of fiscal year 2009 was $22.1 million, or 66% of revenue. The increase in the cost of revenue in the third quarter of fiscal year 2010 is primarily attributable to an increase in volumes versus the same period in the prior year. The increase in cost of revenue as a percentage of total revenue for the third quarter is due primarily to an increase in work under cost-type contracts and new construction on the 64-Auto Ferry which are characterized by lower relative profitability, and the Commencement Bay contingent agreement reserve of $1.3 million dollars.

Cost of revenue during the first nine months of fiscal year 2010 was $97.4 million, or 74% of revenue. During the same period of fiscal year 2009, cost of revenue was $55.2 million, or 69% of revenue. The increase in the cost of revenue in the first nine months of fiscal year 2010 versus the same period last year is primarily attributable to the increase in revenues discussed above. The increase in the cost of revenue as a percentage of total revenue in the current year is due primarily to an increase in work under cost-type contracts which are characterized by lower relative profitability and the Commencement Bay agreement reserve of $1.3 million dollars.

Administrative and Manufacturing Overhead Expense - Overhead costs for administrative and manufacturing activities were $9.3 million, or 20% of revenue, for the third quarter of fiscal year 2010. During the same period of fiscal year 2009, administrative and manufacturing overhead costs were $8.7 million, or 26% of revenue. The $0.6 million increase in administrative and manufacturing overhead is primarily attributable to the volume increases in the third quarter of fiscal year 2010 versus the same period in the prior fiscal year. The decrease in administrative costs and manufacturing overhead as a percentage of revenue is attributable to the fixed nature of some of these costs and the full year impact of cost savings measures implemented in fiscal year 2009.

Administrative and manufacturing overhead costs for the first nine months of fiscal year 2010 were $27.1 million, or 21% of revenue. During the same period of fiscal year 2009, administrative and manufacturing overhead costs were $23.8 million, or 30% of revenue. The $3.2 million increase is the result of higher volumes during the first nine months of 2010 versus the same period in the prior year and the other items discussed above. The decrease in administrative costs and manufacturing overhead as percentage of revenue is attributable to the fixed nature of some of these costs and the full year impact of cost savings measures implemented in the prior year.

Investment & Other Income - Investment and other income (including gain on the sale of available-for-sale securities) was $0.1 million for the third quarter of fiscal year 2010 and $0.9 million for the first nine months ended December 27, 2009. During the same periods in fiscal year 2009 investment and other income was $1.3 million and $3.5 million, respectively. Lease income and lease expense in fiscal year 2010 was reduced by the completion of contracts to lease certain facilities and provide related services to Kiewit-General in connection with their construction of the Hood Canal Floating Bridge.

Income Taxes - Our effective income tax rate was 33.8% and 34% in the third quarters of fiscal year 2010 and 2009, respectively. In the third quarter of fiscal year 2010 we recorded $0.8 million of expense associated with federal income tax. During the same period in fiscal year 2009 we recorded $1.3 million in federal income tax expense.

Our effective income tax rate was 33.8% and 34% in the first nine months of fiscal years 2010 and 2009, respectively. We recorded $2.6 million in federal tax expense in the first nine months of fiscal year 2010, and $1.6 million in federal income tax expense in the first nine months of fiscal year 2009.

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

Working Capital

Working capital at December 27, 2009 was $35.5 million, an increase of $7.4 million, or 26%, from the working capital reported at the end of fiscal year 2009. The overall increase is due to an increase in accounts receivable of $4.6 million, and an increase in cost in excess of billings of $5.0 million, which are partially offset by a decrease in cash of $1.7 million and an increase in accounts payable of $0.6 million. These changes are primarily due to increased volumes and timing of billings and payments for our Navy, Coast Guard and new construction customers.

Capital Expenditures

We made capital acquisitions of $0.5 million and $1.4 million in the third quarters of fiscal years 2010 and 2009, and $1.5 million and $1.9 million in the first three quarters of fiscal years 2010 and 2009, respectively, for planned improvements to our shipyard facilities.

Credit Facility

In July 2009, we renegotiated certain terms of our $10.0 million revolving credit facility. In July 2009, we also added a new $15.0 million credit facility to support the issuance of letters of credit to meet our performance security obligations on the WSF 64-Auto Ferry new construction project and other commercial new construction projects when performance security is required. As of December 27, 2009, we have letters of credit outstanding of $1.6 million on our revolving credit facility and $11.4 million on our performance letter of credit facility. These reduced our available revolving credit facility to $8.4 million and $3.6 million, respectively. The revolving credit facility and the performance letter of credit, which are renewable on a bi-annual basis, provide us with flexibility in funding our operating cash flow needs. We have certain financial debt covenants that we must meet in order to maintain these credit lines. As of December 27, 2009, we were compliant with all bank covenants.

Dividends

On December 21, 2009 we paid a dividend of five cents ($0.05) per share to all shareholders of record as of December 4, 2009. On September 21, 2009 we paid a dividend of five cents ($0.05) per share to all shareholders of record as of September 4, 2009. On June 23, 2009 we paid a dividend of five cents ($0.05) per share to all shareholders of record as of June 8, 2009. The cumulative amount of dividends paid on a year-to-date basis as of December 27, 2009 was $0.9 million.

RESERVES AND OTHER CONTINGENCIES

As reflected in the balance sheet and discussed in Note 4 of the Notes to Consolidated Financial Statements, we provided total aggregate reserves of $12.3 million at December 27, 2009 for our contingent environmental and bodily injury liabilities. As of March 29, 2009, we had recorded aggregate reserves of $11.1 million. Due to the complexities and extensive history of our environmental and bodily injury matters, the amounts and timing of future expenditures are uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on our financial position, cash flows or results of operations.

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

As of December 27, 2009, we recorded aggregate assets of $9.0 million related to our reserves for environmental and bodily injury liabilities. As of March 29, 2009, we recorded aggregate assets of $9.0 million. These assets reflect receivables under contractual arrangements with the insurance companies to share costs for certain environmental and other matters, as well as amounts deposited to securitize certain remediation activities. We record amounts recoverable from insurance companies within our Consolidated Balance Sheets as insurance receivables and, in the case of reimbursements currently due, as a current asset. We record amounts held in security deposits within our balance sheet as restricted cash.

We previously reported that we received notice from the DCAA questioning the reasonableness of a payment to one of our subcontractors on the 2005 dPIA of the aircraft carrier USS John C. Stennis. During the first quarter of fiscal year 2009 the DCAA issued its final report disapproving $3.1 million of costs related to payments made to the subcontractor and costs incurred by us to perform work which we contracted to the subcontractor. The Navy contracting officer then issued the decision to disallow the costs and withhold the above stated amount from payments due on our current contracts with the Navy. In response, we filed an REA with the Navy contracting officer to allow the $3.1 million in incurred costs. In the event of an unfavorable decision on our REA, we will file an appeal to the Armed Services Board of Contract Appeals or directly to federal court. We established a reserve for this item in the amount of $3.1 million and recorded the resulting transaction as a reduction in revenue in the first quarter of fiscal year 2009. The Navy collected the entire amount in the second quarter of fiscal year 2009 through the non-payment of other outstanding project receivables. In the third quarter of 2009, the Navy agreed to return the $3.1 million while the REA and additional information we have provided is under consideration. There are no assurances that the Navy will agree with our REA. Our current financial statements continue to reflect a reserve in billings in excess of sales for the $3.1 million at issue.

We previously reported during the fourth quarter of fiscal year 2007 that the Navy's Puget Sound contracting office notified us of several instances of potential noncompliance with government Cost Accounting Standards ("CAS") relating to our five-year phased maintenance contract to perform repair work on the aircraft carriers located in the Puget Sound which was completed in fiscal year 2009. The instances under review primarily focus on our long standing cost allocation methods applicable to our Navy contracts and the degree to which we allocate indirect costs to work performed under our Navy cost-type contracts. We believe that we have valid positions and defenses to the findings of potential noncompliance and we have responded to the notification in an effort to resolve the matter prior to action by the Navy.

Additionally, in the current fiscal year, the Navy and the DCAA have questioned several modifications we made to our cost allocation methods and the degree to which we allocate indirect costs to work performed under our government cost-type contracts. We believe that we have valid positions and defenses to the government's assertions and we are responding in an effort to resolve these issues. We have submitted proposals for consideration by the Navy to resolve all outstanding government cost accounting issues and began discussions with the Navy during the second quarter of fiscal year 2010. These discussions continued throughout the third quarter of fiscal year 2010. An unfavorable outcome in these matters could have a significant impact on our cost structure with the Navy and, depending upon the scope of any retroactive relief sought by the Navy, could be material in the period recorded. At the end of the third quarter, we recorded a reserve of $1.7 million to cover our estimated exposure for these unresolved government cost accounting issues.

BACKLOG

At December 27, 2009 our firm shipyard backlog consisted of approximately $158.2 million of repair and overhaul work. Our backlog at March 29, 2009 was approximately $84.0 million. The increase in the backlog of work at the end of the first nine months of fiscal year 2010 is primarily attributed to the award of a contract in the second quarter of fiscal year 2010 from WSF for the construction of two 64-Auto Ferries.

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

(b) Changes in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 27, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Port of Tacoma, Washington filed a civil action against us during the fourth quarter of fiscal year 2008 in the United States District Court (Western District of Washington in Tacoma) for contribution under CERCLA and the Model Toxics Control Act ("MTCA"). We previously disclosed our involvement with the CERCLA and MTCA remediation efforts in the Hylebos Waterway of Commencement Bay in Tacoma, Washington and subsequent natural resources assessment by the statutorily named trustees ("Commencement Bay Trustees"). A former subsidiary of ours operated a shipbuilding operation on the Hylebos Waterway under contract to the United States Navy ("Navy") during World War I and World War II. The contract between our subsidiary and the Navy for the operation of the shipyard site included an indemnification clause flowing from the Navy to our subsidiary. We have tendered any potential liability to the Navy pursuant to this contract. The government to date has not accepted this tender nor has it agreed to indemnify us. Subsequent to the end of the third quarter of fiscal year 2010, we reached a contingent settlement agreement in this litigation with the Port of Tacoma. The agreement is subject to approval by the government, which is necessary to protect our potential right of indemnification. The agreement resulted in a $1.3 million charge against cost of revenue for the third quarter of fiscal year 2010.

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

No. 99.1	Press Release dated February 4, 2010 announcing financial results for our quarterly period ended December 27, 2009 (furnished herewith)*

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
February 4, 2010