Form 10-K
period 2010-03-28
TODD SHIPYARDS CORP
filed 2010-06-10
CIK 98537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 28, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files ). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]; Accelerated Filer [X]; Non-Accelerated Filer [ ]; Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $88.9 million as of October 1, 2009.

There were 5,775,691 shares of the corporation's $0.01 par value common stock outstanding at June 10, 2010.

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

PART I

ITEM 1. BUSINESS

INTRODUCTION

Todd Shipyards Corporation ("we", "us", or "our") was organized in 1916 and has operated a shipyard in Seattle, Washington (the "Shipyard") since incorporation. We are incorporated under the laws of the State of Delaware and operate shipyards through our wholly owned subsidiaries, Todd Pacific Shipyards Corporation ("Todd Pacific") and Everett Shipyard, Inc. ("ESI"). Todd Pacific has historically been engaged in the repair/overhaul, conversion and construction of commercial and military ships. On March 31, 2008, our subsidiary Everett Ship Repair and Drydock, Inc. ("Everett") acquired the assets of ESI and subsequently changed its name to ESI. ESI is engaged in repair, overhaul, and conversion work of commercial and government owned vessels. We consider ourselves to operate under one segment.

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

OPERATIONS

SHIP REPAIR

Currently, our primary operation is ship repair. The nature of this work ranges from relatively minor repairs to major overhauls and often involves the dry-docking of the vessel under repair. The cycle time for these projects spans from brief periods of one week or less to longer durations of six months or more, depending on the work performed.

Commercial repair and overhaul contracts are generally obtained by competitive bidding or awarded by negotiation. On jobs advertised for competitive bids, owners usually furnish specifications and plans that become the basis for an agreed upon contract. We usually contract commercial repair and overhaul jobs on a fixed-price or time and material basis. Examples of customers in the commercial ship repair category include fishing vessels, cargo shippers, tug and barge operators and cruise lines.

We are awarded the majority of our ship repair and overhaul work for the US Government ("Government") on an option basis under one of our cost-type contracts with the Navy and the Coast Guard. These contracts provide for reimbursement of costs, to the extent allocable and allowable under applicable Government regulations, and payment of an incentive or award fee based on our performance with respect to certain pre-established criteria. We also perform repair and overhaul work for the Navy, the Coast Guard and other Government entities on a fixed-price basis through a formal bidding process.

All of our ship repair and overhaul contracts contain customer payment terms that are determined by mutual agreement. Typically, we are reimbursed periodically through progress payments based on the achievement of certain agreed upon milestones. In some cases, the customer retains an agreed portion of the contract price during the warranty period. Some vessel owners contracting for repair, maintenance, or conversion work also require some form and amount of performance and payment bonding, particularly state agencies. Because of these requirements, we are bonded for certain projects in the cumulative amount of $34.8 million at March 28, 2010.

CONSTRUCTION

Although our major focus is on ship repair, overhaul and conversion, we selectively undertake new construction projects when we deem the risks are manageable and the opportunities are commensurate with the risks undertaken. For example, on December 1, 2008 WSF awarded us a $65.5 million firm fixed-price contract for the construction of one 64-Auto Ferry. Construction commenced in fiscal year 2009 and the ferry, currently under construction, is scheduled to be delivered during fiscal year 2011. Our wholly owned subsidiary, Everett, is a subcontractor on the project.

On October 13, 2009, WSF awarded us a $114.1 million contract for the construction of two additional 64-Auto Ferries. As part of this award, WSF has an option for the construction of a third additional vessel for $50.8 million, which they must exercise no later than May 31, 2011. The contract commenced upon receiving the Notice to Proceed from WSF on November 9, 2009. The contract contemplates delivery of the second vessel in the class 18 months after Notice to Proceed, and delivery of the third vessel nine months after the delivery date of the second.

In July 2007, we, as prime contractor, commenced negotiations with WSF for the terms and conditions of a contract to build up to four 144-Auto Ferries. We concluded those negotiations and executed the prime contract with WSF in December 2007. WSF issued the contract in two parts: Part A provides for the design of the ferries and Part B will dictate the terms of the actual construction of the ferries. Part A of the contract, which was awarded for $2.4 million, is performed by us and our primary subcontractor, Guido Perla & Associates of Seattle, Washington ("GPA"), who will provide ferry design services. We reached agreement on the terms and conditions of a subcontract with Martinac Shipbuilding of Tacoma, Washington in December 2007 to be a subcontractor to us for Part B of the contract. Once the design and cost estimate are complete, we are contractually obligated to negotiate a price and delivery schedule for Part B of the contract, covering the construction of the ferry, with WSF. The timetable for the contract execution of Part B is dependent upon the availability of funds from WSF. There are no assurances that we will reach agreement with WSF on a price for construction of the ferries, a mutually acceptable delivery schedule, or that the necessary funding will be available from the State of Washington to build any or all of the ferries.

In the fourth quarter of fiscal year 2010, we negotiated a change order to Part A of the contract with WSF for the execution of the detailed production design of the 144-Auto Ferries in the amount of $8.3 million. The change order was effective January 27, 2010 and the design work is scheduled to be completed by June 2011. We have subcontracted substantial production design services to GPA.

COMPETITION

DOMESTIC

Competition in the domestic ship repair and overhaul industry is intense. The reduced size of the Government's active duty fleet has resulted in a significant decline in the total amount of Government business available to private sector shipyards, creating excess shipyard capacity and acute price competition. We compete for commercial and Government work with a number of other shipyards in a severely cost conscious environment. Our competitors for repair, maintenance and overhaul work include non-union shipyards and shipyards with excess capacity. Our competitors for new construction work, in addition to West Coast competitors, include Gulf Coast and East Coast shipyards with lower wage structures, substantial financial resources or significant investments in productivity enhancing facilities. Competition for domestic construction and repair opportunities will continue to be intense as some of our larger competitors have more modern facilities, lower labor cost structures, or access to greater financial resources.

FOREIGN

Opportunities for us to serve non-United States ship owners or operators are limited because shipyards in foreign countries are often subsidized by their governments and in some cases enjoy significantly lower labor costs. Subsidies can allow foreign shipyards to enter into production contracts at prices below their actual production costs.

COMPETITIVE ADVANTAGES

We intend to continue capitalizing on the advantages of our geographic location and the skills of our experienced workforce as we compete for repair, maintenance, new construction, and overhaul opportunities.

CUSTOMERS

In fiscal year 2010, we serviced approximately 84 customers, both as the prime contractor and as a subcontractor to the prime contractor, compared with 109 in 2009. Our three largest customers are the Navy, WSF and the Coast Guard. Our business with the Navy and the Coast Guard is typically done through multi-year cost-type and fixed-priced contracts. Our business with WSF is done with short duration repair contracts and new construction contracts for auto ferries. A loss of any of these significant customers could have an adverse effect upon our business.

DISTRIBUTION OF REVENUES

The approximate distribution of our shipyard revenues for each of the last three fiscal years is summarized as follows:

	2010	2009	2008
GOVERNMENT	95%	65%	76%
NON - GOVERNMENT	5%	35%	24%
	100%	100%	100%

Government revenue consists of revenue on only federal, state and local Government jobs for which we were the prime contractor and excludes revenue where we were the subcontractor. Revenues earned as a subcontractor are included in non-Government revenues. Work volumes and revenue are closely tied to the timing of availabilities for certain Navy and Coast Guard vessels covered by our long-term Government contracts. The increase from fiscal year 2009 to fiscal year 2010 in revenue from Government sources was primarily driven by increased work demand by Government customers for the vessel availabilities coinciding with our fiscal year 2010 and the construction of the 64-Auto Ferry for WSF. Revenue continues to be strongly influenced by the amount and timing of repair, maintenance and overhaul work awarded under the remaining Navy cost-type contracts (see Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) - "Significant Revenue Contracts").

BACKLOG

At March 28, 2010, our backlog consisted of approximately $144.9 million of ship repair, maintenance, new construction, and conversion work. This compares with backlogs of approximately $84.0 million and $12.0 million at March 29, 2009 and March 30, 2008, respectively. Our backlog is primarily attributable to new construction scheduled for completion during fiscal year 2011 and 2012. The increase in backlog from fiscal year 2009 to 2010 is due primarily to the fiscal year 2010 award of a $114.1 million contract to build two additional 64-Auto Ferries for WSF.

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

AVAILABLE INFORMATION

General information about us can be found at www.toddpacific.com. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed by the Company with the SEC. Our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q are available free of charge through our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Our SEC filings, including any amendments, and our Current Reports on Form 8-K may be obtained at the SEC's public reference room at 100 F Street N.E. Washington, DC 20549. Information on the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330.

The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC issuers, including Todd Shipyards Corporation.

EMPLOYEES

The number of people we employ varies considerably and depends primarily on the level of shipyard activity. Employment averaged approximately 800 during fiscal year 2010 and totaled approximately 800 employees on March 28, 2010.

In September 2008, we reached an agreement for a new collective bargaining agreement with the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific) which was subsequently ratified by the rank and file members at the Seattle shipyard. The five-year agreement, which was retroactive to August 1, 2008, will expire on July 31, 2013. The agreement provides for increases in the wages and fringe benefits at a rate of approximately 4.5% per year. The shipyard workers employed by ESI are represented by the Boilermakers and Carpenters Unions under a separate collective bargaining agreement that will expire July 31, 2010. During fiscal year 2010, an average of approximately 600 of our Shipyard employees were covered by these union contracts. At March 28, 2010, approximately 600 workers were employed under these contracts. We consider our relations with the various unions to be stable.

ACQUISITION OF ASSETS OF EVERETT SHIPYARD, INC.

On March 31, 2008, our subsidiary, Everett, acquired the assets of Everett Shipyard, Inc., and Everett subsequently changed its name to ESI. ESI performs ship repair work for a range of government and commercial customers, including the Navy and WSF, in Everett, Washington.

The acquired assets include a 1,000 ton dry dock which allows ESI to compete in a broader market of marine repair and overhaul opportunities. ESI and Todd Pacific do not generally compete for the same contracts. ESI employs the same workforce as the previous owner and assumed the previous owner's collective bargaining agreements with the International Brotherhood of Boilermakers, Local 104 and the United Brotherhood of Carpenters, Local 1184.

REGULATORY MATTERS

ENVIRONMENTAL AND BODILY INJURY MATTERS

We are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. Fines and penalties may be imposed for non-compliance with these laws.

We have an accrued liability of $10.9 million as of March 28, 2010 for environmental and bodily injury matters. As assessments of environmental matters and remediation activities progress, we review these liabilities regularly and adjust them to reflect additional technical, engineering and legal information that becomes available. Our estimate of environmental liabilities is affected by several uncertainties such as, but not limited to, the method and extent of remediation of contaminated sites, the percentage of material attributable to us at the sites relative to that attributable to other parties, and the financial capabilities of the other Potentially Responsible Parties ("PRP") at most sites. Our estimate of bodily injury liabilities is also affected as additional information becomes known regarding alleged damages from past exposure to asbestos at our facilities. We are covered under various insurance policies for some, but not all, potential environmental and bodily injury liabilities.

As of March 28, 2010, we recorded insurance receivables of $7.6 million, which mitigates a major portion of the accrued environmental and bodily injury liabilities.

For further information regarding our environmental and bodily injury matters see Legal Proceedings (Item 3), Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) and Note 10 of the Notes to Consolidated Financial Statements (Item 8).

SAFETY MATTERS

We are also subject to the federal Occupational Safety and Health Act ("OSHA") and similar state statutes.  We have an extensive health and safety program and employ a staff of safety/fire inspectors whose primary functions are to monitor in-process work to assure safety protocols are followed.  Company policies meet or exceed the safety standards set by OSHA.  Production employees are required to attend regularly scheduled safety training meetings.

ITEM 1A. RISK FACTORS

Set forth below are various risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report or otherwise adversely affect our business.

  Economic downturns and reductions in Government funding could have a negative impact on our business. We derive significant portions of our revenues from contracts that are funded by the Government. Our ability to obtain future Government work at reasonable margins is highly dependent on the amount of work that is available to bid, which is largely a function of the level of Government funding available. The availability of Government funding also affects the long-term contracts we currently have as the contacts are based on options that the Government could choose not to exercise if funding is cut back or not available at all. The availability of funding could also affect whether or not those long-term Government contracts are renewed. We also perform commercial work for customers in the private sector. The availability of this private sector work can be significantly adversely affected by general economic downturns and by fluctuations in specific customers' economic circumstances.

  Our cost-type Government contracts provide the Government with the option to have us perform repair, maintenance and overhaul activities on certain Government ships, and in some cases at certain Government facilities. While work on these ships is typically done at reasonably predictable intervals, those intervals can be substantially altered as a result of changing military priorities and other unexpected deployments. Furthermore, a decision by the Government to redeploy these ships to another permanent geographic location could have a negative impact on our business depending on that location. Additionally, there is no assurance that we will be successful in our efforts to win renewal of any cost-type Government contracts. Even in the absence of geographic reassignment or other necessity, the Government remains free to elect to have work done by other parties that is contemplated to be done under their contracts with us.

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

  Our accounting for revenues and costs involves significant estimates. As further described in "Critical Accounting Policies, Estimates, and Judgments" under Management's Discussion and Analysis of Financial Condition and Results of Operation (Item 7), accounting for contract related revenues and costs as well as other cost items requires management to make a variety of significant estimates and assumptions. Although we believe we have sufficient experience and processes to enable us to formulate appropriate assumptions and produce reliable estimates, these assumptions and estimates may change significantly in the future and such changes could have a material adverse effect on our financial position and the results of operations. On a regular basis, we monitor our policies and procedures with respect to our contracts to ensure consistent application under similar terms and conditions as well as compliance with all applicable government regulations. In addition, costs incurred and allocated to contracts with the Government are routinely audited by the Defense Contract Audit Agency ("DCAA"). The Government has the ability to recover or disallow any costs which are improperly charged against or allocated to the contracts. Certain reviews by the Government of our cost accounting in Government contracts are discussed in more detail in "Environmental Matters and Other Contingencies" under Management's Discussion and Analysis of Financial Condition and Results of Operation (Item 7).

  Future profitability depends largely on our ability to maintain an adequate volume of ship repair, overhaul and conversion business to augment our longer-term contracts. The variables affecting our business volume include public support provided to competing Northwest shipyards, excess West Coast and industry-wide shipyard capacity, domestic and foreign competition, governmental legislation and regulatory issues, activity levels of the Navy and other customers, competitors' pricing behavior, and our labor efficiencies, work practices and estimating abilities. Other factors that can contribute to future profitability include the amounts of annual expenditures needed to ensure continuing serviceability of our owned and leased machinery and equipment.

  Our long-term success in managing a profitable operation at ESI will depend on the availability of a sufficient volume of profitable work including pier-side WSF repairs and continued work on small water craft for a variety of customers, both pier-side and in drydock.

  As more fully described in Item 3. Legal Proceedings, we have been named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at our Seattle shipyard and at closed former facilities. We are currently defending approximately 565 such claims, 10 of which are considered significant. We have insurance agreements in place to cover these potential liabilities but we expect a portion of that coverage, based on historical data, to be exhausted in approximately two years. The continued defense and settlement of these claims, after exhaustion of one of the insuring agreements, could have a significant impact on our profitability. We have various insurance policies and agreements that provide coverage of the costs to remediate environmental sites and for the defense and settlement of bodily injury cases. These policies and agreements are primarily with two insurance companies. Based upon the current credit ratings of both these companies, we anticipate both insurers will be able to perform under their respective policy or agreement. However, if this assumption is incorrect and either or both of these companies are unable to meet their future financial commitments, our financial condition and results of operations could be adversely affected.

  We use certain commodity products subject to significant price fluctuations. We use petroleum-based products to fuel and lubricate our equipment. We also use steel and other commodities in projects, which can be subject to significant price fluctuations. We have not been significantly adversely affected by commodity price fluctuations in the past; however, there is no guarantee that we will not be in the future.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The 46-acre Shipyard facility in Seattle offers three operating dry docks. Five piers offer a total of nearly 3,700 feet of berthing space.

The design capacities of our four operating dry docks located at the Seattle and Everett shipyards are as follows:

Name	Description	Year Built	Type	Leased/ Owned	Location	Max. Design Capacity (in tons)	Date of Lease Expiration
Dry Dock 1	YFD-70	1945	Steel	Owned	Seattle, WA	17,500
Dry Dock 10	Resolute	1945	Steel	Leased	Seattle, WA	18,000	September 30, 2015
Dry Dock 3	Emerald Sea	1970	Steel	Owned	Seattle, WA	40,000
Everett Dry Dock 3	Drydock 3	1942	Steel	Owned	Everett, WA	1,000

The lease terms on Dry Dock 10 provide for nominal annual lease payments and minimum amounts of annual maintenance that we must perform. The lease also includes minimum levels of maintenance that we must perform over the life of the lease. We have included the nominal annual lease payments and the costs of the average annual maintenance that must be performed over the life of the lease on this dry dock in the current and future lease commitments in Note 8 of the Notes to Consolidated Financial Statements in Item 8.

We completed the purchase of the YFD-70 dry dock from the Navy in July 2009 and now possess complete ownership of the dock.

We removed our owned floating dry dock, the Emerald Sea, from commercial operation on May 31, 2006 and, along with certain other facilities under a lease arrangement, it was utilized by Kiewit-General through July 2007 for the construction of bridge anchors for the new eastern section of the Hood Canal Bridge in Kitsap County, Washington. For purposes of the Kiewit-General lease, we cut the dock into two sections. We placed five of the eight pontoons that comprise the dry dock back into service subsequent to the lease with Kiewit-General and currently use that section in our barge repair and refurbishment business. The remaining three-pontoon section is not currently in service.

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

During fiscal years 2010 and 2009, we incurred approximately $2.0 million and $2.7 million, respectively, on shipyard capital expenditures.

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

At March 28, 2010, we maintained aggregate reserves of $10.9 million for pending claims and assessments relating to environmental and bodily injury matters, including $7.9 million associated with the Harbor Island Superfund Site (the "Harbor Island Site") and $3.0 million for asbestos related claims.

We expect to recover significant funding for costs and payments of claims represented by such reserves by receivables due from insurance companies under policies and insurance agreements in place as described below. At March 28, 2010, such receivables aggregated $7.6 million.

Included in the reserves are estimated final sediment remediation costs for Harbor Island of $2.5 million that are expected to occur within the next 15 years after certain piers reach the end of their useful lives. These costs are reflected in our balance sheet under Environmental and Other Reserves. Similarly, the insurance receivable of $2.5 million relating to these reserves is reflected in our balance sheet under Insurance Receivable.

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

The agreement provides coverage for the known liabilities in an amount greater than our current recorded reserves of $5.4 million. Additionally, we entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

HARBOR ISLAND SITE HISTORY

To date, the EPA has separated the Harbor Island Site into three operable units that affect us: the Soil and Groundwater Unit (the "Soil Unit"), the Shipyard Sediments Operable Unit (the "SSOU") and the Sediments Operable Unit (the "SOU"). We, along with a number of other Harbor Island PRPs, received a Special Notice Letter from the EPA on May 4, 1994 pursuant to section 122 (e) of CERCLA. We entered into a Consent Decree for the Soil Unit in September 1994 under which we agreed to remediate the designated contamination on our property. Removal of floating petroleum product from the water table began in October 1998 and is anticipated to continue through fiscal year 2011.

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

Under the Federal Superfund law, a PRP may have liability for damages to natural resources in addition to liability for remediation. During the fourth quarter of fiscal year 2010, we received a claim for natural resource damages pursuant to CERCLA on behalf of the Elliott Bay Natural Resource Trustees relating to the Site. We have included our best estimate of natural resource damage liability in the environmental remediation reserve. We believe that our estimated potential loss for this claim will be covered by our existing insurance, provided we do not exceed aggregate policy limits, which we do not anticipate.

OTHER ENVIRONMENTAL REMEDIATION MATTERS

The Port of Tacoma, Washington filed a civil action against us during the fourth quarter of fiscal year 2008 in the United States District Court (Western District of Washington in Tacoma) for contribution under CERCLA and MTCA. We previously disclosed our involvement with the CERCLA and MTCA remediation efforts in the Hylebos Waterway of Commencement Bay in Tacoma, Washington and subsequent natural resources assessment by the statutorily named trustees ("Commencement Bay Trustees"). A former subsidiary of ours operated a shipbuilding operation on the Hylebos Waterway under contract to the Navy during World War I and World War II. The contract between our subsidiary and the Navy for the operation of the shipyard site included an indemnification clause flowing from the Navy to our subsidiary. We have tendered any potential liability to the Navy pursuant to this contract. The Government to date has not accepted this tender nor has it agreed to indemnify us. In the fourth quarter of fiscal year 2010, we reached a contingent settlement agreement in this litigation with the Port of Tacoma. The agreement is subject to approval by the Government, which is necessary to protect our potential right of indemnification. The agreement resulted in a $1.3 million charge against cost of revenue in fiscal year 2010.

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

During the second quarter of fiscal year 2010, we received a settlement demand from the Chevron Environmental Management Company, a PRP at the EPC Eastside Disposal site outside of Bakersfield, California. The California Department of Toxic Substances Control first notified us of our PRP status at the site in 1995, and having asserted that any potential related liability was discharged in our 1987 Bankruptcy filing, have not been contacted by any agency since that time. We continue to believe that we have no liability at this site as a result of our 1987 bankruptcy filing and intend to continue to assert this defense. We have not established a reserve for this issue as we are unable to estimate the probable outcome.

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

In addition to us, the cases generally include other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers as defendants, and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. We assess claims as they are filed and as the cases develop, dividing them into three different categories based on severity of illness and whether the claim is considered to be active or inactive litigation. Based on current fact patterns, we categorize certain active claims for diseases including mesothelioma, lung cancer and fully developed asbestosis as "malignant" claims. We categorize all other active claims of a less medically serious nature as "non-malignant." We are currently defending approximately 10 "malignant" claims and approximately 184 "non-malignant" claims. Additional information about our claims inventory became available that allowed us to re-classify 371 cases in the fourth quarter of fiscal year 2010, previously classified as "non-malignant" claims, into a new category of "inactive" claims. Our improved ability to track these "inactive" claims, and to accrue for them accordingly, did not have a material impact on our stated reserves. We now include in our reserves acknowledgement of these 371 known inactive claims that could become active upon the presentation of additional evidence of disease and/or exposure by those claimants and/or renewed prosecution of their claims.

The relief sought in all cases varies greatly by jurisdiction and claimant. Included in the approximate 490 cases open as of March 28, 2010 are approximately 565 claimants. The exact number of claimants is not determinable as approximately 87 of the open cases include multiple claimant filings against 20-100 defendants. The filings do not indicate which claimants allege liability against us. Considering known facts, the previously stated 565 claimants is our best estimate.

Approximately 245 cases do not assert any specific amount of relief sought.

Approximately 153 cases assert on behalf of each claimant a claim for compensatory damages of $2 million and punitive damages of $20 million against 20-100 defendants. Approximately 39 cases assert $5-20 million in compensatory and $5-20 million in punitive damages on behalf of each claimant against 20-100 defendants. Approximately 50 cases assert $1-5 million in compensatory and $5-10 million in punitive damages on behalf of each claimant against 20-100 defendants. Approximately three cases seek compensatory damages of less than $1 million per claim. The claims involved in the foregoing cases do not specify against which defendants made which claims or alleged dates of exposure.

Based upon settled or concluded claims to date, we have not identified any correlation between the amount of the relief sought in the complaint and the final value of the claim. We and our insurers are vigorously defending these actions.

Bodily injury reserves decreased from $5.0 million at March 29, 2009 to $3.0 million at March 28, 2010. Bodily injury insurance receivables also decreased from $3.8 million at March 29, 2009 to $2.1 million at March 28, 2010. We classified these bodily injury liabilities and receivables within our consolidated balance sheets as environmental and other reserves, and insurance receivables, respectively.

We entered into agreements with several of our insurers to provide coverage for a significant portion of settlements and awards related to these bodily injury claims. These agreements have aggregate limits on amounts to be paid overall and formulas for amounts of payment on individual claims. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims. The two most significant agreements provide coverage applicable to claims of exposure to asbestos occurring between 1949 and 1976 and occurring between 1976 through 1987. Insurance coverage for exposures to asbestos was no longer available from the insurance industry after 1987. Due to changes in federal regulations in the 1970s that resulted in the swift decline in commercial and military application of asbestos and increased regulation over the handling and removal of asbestos, there exists minimal risk of claims arising from exposure after 1987. We utilize contractual formulas to determine the amount of coverage from each agreement on each claim settled or litigated. Once the initial date of alleged exposure to asbestos becomes evident, all contractual years subsequent to that date participate in the settlement. Since all known claims involve alleged exposure prior to 1976, the 1976 through 1987 agreement will participate in the settlement or judgment of all outstanding claims that are settled or litigated. As a result and as further discussed below, the 1976 through 1987 agreement will exhaust prior to the 1949 through 1976 agreement. Based on historical claims settlement data only, we project that at March 28, 2010, the 1949 through 1976 agreement will provide coverage for an additional 21.9 years and the 1976 through 1987 agreement will provide coverage for an additional 1.9 years. At March 29, 2009, we projected that these agreements would provide coverage for an additional 21.6 years and 2.1 years, respectively. We resolved 8 malignant claims in fiscal year 2010 compared with 8 in 2009 and 6 in 2008. If historical settlement patterns or the rate of filing for new cases change in future periods, these estimated coverage periods could be shorter or longer than anticipated. Moreover, if one or both of these coverages are exhausted at some future date, our costs related to subsequent claims and associated legal expenses previously covered by these insurance agreements may increase.

The following chart indicates the number of claims filed and resolved in the past two fiscal years, including the number of claims yet to be resolved at the end of each fiscal year. (Resolutions include settlements, adjudications and dismissals.) The claims are further categorized as either malignant or non-malignant.

Bodily Injury Claims
	Malignant	Non- Malignant	Inactive	Total
Outstanding, March 30, 2008	15	488	0	503
Claims filed	5	65	0	70
Claims resolved	(8)	(30)	-	(38)
Outstanding, March 29, 2009	12	523	0	535
Claims filed	6	85	0	91
Claims resolved	(8)	(53)	-	(61)
Claims reclassed	-	(371)	371	-
Outstanding, March 28, 2010	10	184	371	565

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

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is listed on the New York Stock Exchange (NYSE:TOD).

In accordance with paragraph 12(a) of Section 303A of the New York Stock Exchange ("NYSE") Company Manual, Stephen G. Welch, our Chief Executive Officer, has certified to the NYSE our compliance with the NYSE's corporate governance listing standards as of September 8, 2009. The certifications required by the Sarbanes-Oxley Act of 2002 and the regulations thereunder are filed with or furnished to the Securities and Exchange Commission as exhibits to this report on Form 10-K.

The following table sets forth, by quarter, the high and low composite sales prices of the stock as reported by the NYSE.

Quarter Ended	High	Low
June 29, 2008	$17.14	$14.10
September 28, 2008	$15.80	$12.67
December 28, 2008	$13.75	$9.47
March 29, 2009	$14.50	$10.11
June 28, 2009	$17.80	$12.50
September 27, 2009	$17.80	$15.51
December 27, 2009	$17.70	$15.88
March 28, 2010	$17.14	$13.98

At June 10, 2010, there were 5,775,691 outstanding shares of common stock. On that date there were 1,029 shareholders of record.

The Board of Directors has authorized a quarterly dividend of $0.075 per share, payable June 23, 2010 to shareholders of record as of June 8, 2010. In fiscal years 2010 and 2009, we paid quarterly dividends of $0.05 per share.

We made no purchases of treasury stock in the fourth quarter of fiscal year 2010.

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

	March 28, 2010	March 29, 2009		March 30, 2008		April 1, 2007		April 2, 2006
Operations
Revenue	$ 180,023	$ 113,518		$ 139,165	(1)	$ 125,494	(1)	$ 201,926
Operating income	10,510	3,509		5,975	(1)	421	(1)	11,074
Net income	7,809	4,782		6,585	(1)	3,169	(1)	8,181
Net income per common share
Basic	1.35	0.83		1.16		0.57	(1)	1.51
Diluted	1.35	0.83		1.16		0.55		1.47
Dividends declared per common share	0.23	0.20		0.40		0.60		0.45
Extraordinary dividends declared per common share	-	-		-		4.00		-
Financial position
Working capital	39,029	28,100		34,244	(1)	26,777	(1)	50,261
Fixed assets, net	29,716	32,045		30,161		32,021		29,893
Total assets	133,296	114,240		112,606	(1)	120,457	(1)	147,255
Long-term obligations	21,367	22,988	(1)	27,110		29,580		37,188
Stockholders' equity	75,402	64,131	(1)	68,796	(1)	66,821	(1)	85,713

(1) Revised due to prior period corrections. See Note 20 of the Notes to Consolidated Financial Statements (Item 8).

COMPREHENSIVE INCOME

We reported comprehensive income of $12.3 million for fiscal year 2010, which primarily consisted of net income of $7.8 million, plus pension and other post retirement benefits adjustments, net of tax, of $4.8 million, and less unrealized losses on available-for sale securities of $0.1 million and foreign currency contracts of $0.2 million. For fiscal year 2009, we reported comprehensive loss of $2.8 million, which primarily consisted of net income of $4.8 million, less pension and other post retirement benefits adjustments of $7.8 million, plus an unrealized gain on available-for sale securities of $0.2 million.

We sponsor the Todd Shipyards Corporation Retirement System (the "Plan"), which is discussed in Note 6 of the Notes to Consolidated Financial Statements (Item 8). We measure the funded status of the Plan as the difference between the fair market value of the Plan assets and the Projected Benefit Obligation ("PBO"). As of March 28, 2010, the Plan assets exceeded the PBO by $11.7 million. This created a positive funded status, which was recognized as a non-current asset in the statement of financial position. We record these amounts in Accumulated Other Comprehensive Income ("AOCI"). These amounts consist of gains or losses, prior service costs or credits and transition obligations, or assets which have not yet been recognized in the net periodic benefit cost. As of March 28, 2010, the Plan had an accumulated actuarial net loss of $15.0 million and an accumulated prior service cost of $0.1 million. We recognized a benefit, net of tax, of $4.2 million in AOCI during fiscal year 2010.

As of March 29, 2009, the Plan assets exceeded the PBO by $7.9 million and the Plan had an accumulated actuarial net loss of $21.2 million and an accumulated prior service cost of $0.1 million. For the fiscal year 2009, we recognized a charge, net of tax, of $7.8 million associated with the Plan in AOCI.

We sponsor a retirement health care plan for certain retired administrative employees (the "Retiree Medical Plan"), which is discussed in Note 6 of the Notes to Consolidated Financial Statements (Item 8). We measure the funded status of the Retiree Medical Plan as the difference between the fair market value of Retiree Medical Plan assets and the Accumulated Post Benefit Obligation ("APBO"). As of March 28, 2010, the APBO exceeded Retiree Medical Plan assets by $6.2 million. This created a negative funded status, which is recognized as a non-current liability in the statement of financial position. We record these amounts in AOCI. These amounts consist of gains or losses, prior service costs or credit and transition obligations or assets, which have not yet been recognized in the net periodic benefit costs. As of March 28, 2010, the Retiree Medical Plan had an accumulated actuarial net gain of $5.5 million. For the fiscal year 2010, we recognized a benefit, net of tax, of $0.6 million associated with the Retiree Medical Plan in AOCI.

As of March 29, 2009, the APBO exceeded Retiree Medical Plan assets by $9.9 million and the Retiree Medical Plan had an accumulated actuarial net gain of $4.6 million. For fiscal year 2009, we recognized a benefit, net of tax, of $0.1 million associated with the Retiree Medical Plan in AOCI.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Notes to Consolidated Financial Statements (Item 8) are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith. The following discussion and analysis of financial condition and results of operations contain forward-looking statements, which involve risks and uncertainties. Our actual results in future periods may differ significantly from the results discussed in or anticipated by such forward-looking statements. Readers should also refer to Risk Factors in Item 1A.

The United States is currently experiencing an economic slowdown. There have been disruptions in the capital and credit markets, and the number of unemployed workers has increased dramatically. Our largest customers are the Unites States Government and the Washington State Department of Transportation. To date, our business volumes from these customers have not been materially impacted by the economic downturn. Although our backlog of scheduled work totaled $144.9 million at the end of our fiscal year 2010, our future business volumes could be impacted in the event that general economic conditions continue to decline and federal, state and commercial spending on vessel maintenance and repair decreases. Continued economic distress could have negative impacts on a variety of financial services that we utilize, including our ability to secure adequate insurance and bonding capacity for our business and/or increase the cost of such security. As disclosed in Note 6 of the Notes to Consolidated Financial Statements (Item 8), the recent turmoil in the financial markets has had a negative impact on the value of the marketable securities held in the Todd Shipyards Corporation Retirement System defined benefit plan (the "Plan"). In spite of these impacts, the Plan remained over-funded at the conclusion of our fiscal year ending March 28, 2010. As a result, we do not anticipate needing to make additional contributions to the Plan to maintain its funded status in the immediate future. To date, the impact of the economic slowdown on our liquidity has been immaterial. During fiscal year 2010, our cash flows from operations were more than sufficient to fund our capital expenditures and dividends. As of March 28, 2010, our line of credit and letter of credit facilities totaled $25.0 million with $12.5 million available. See Item 1A, Risk Factors, in this Form 10-K for additional discussion on the risks to our business associated with economic and financial market conditions.

SIGNIFICANT REVENUE CONTRACTS

We are the largest private shipyard in the Pacific Northwest and are engaged in the construction, repair, maintenance, and overhaul of commercial and Government vessels. Our headquarters and Shipyard are in Seattle, Washington on Harbor Island. We also have employees located on-site at Puget Sound Naval Shipyard ("PSNS") in Bremerton, Washington, off-site in Bremerton, and at the Naval Station in Everett, Washington. ESI operates on a site leased from the Port of Everett, Washington.

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

Government cost-type contracts typically include the following negotiated cost elements: direct material, direct labor and subcontracting costs, and certain indirect costs including allowable general, administrative and manufacturing overhead costs. Costs billed to contracts with the Government are regulated by the requirements of the Federal Acquisition Regulations ("FAR") as allowable and allocable costs. Examples of costs we incur and do not bill to the Government in accordance with the requirements of FAR and Cost Accounting Standards ("CAS") include, but are not limited to: certain legal costs, certain travel and entertainment expenses, stock compensation expense, lobbying costs, charitable donations, and advertising costs.

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

Award Fees

Certain cost-type contracts contain provisions consisting of award fees based on performance criteria such as cost, schedule, quality, management and effectiveness in meeting technical goals. Award fees are determined and earned based on the customer's subjective evaluation of our performance against such performance criteria.

Compliance and Monitoring

On a regular basis, we monitor our policies and procedures with respect to our contracts to ensure consistent application under similar terms and conditions as well as compliance with all applicable government regulations. In addition, the DCAA routinely audits costs incurred and allocated to contracts with the Government. The Government has the ability to recover any costs which are improperly charged against or allocated to the contracts.

The table below summarizes status of our significant long-term contracts and a discussion of each contract follows. The amounts shown under Estimated Value of Contract are the estimated contract revenues at the inception of the contract, and assumes that all options are exercised. There is no assurance that all options will be exercised.

	Contract	Customer	Contract Type	Vessel Type	Estimated Value of Contract
(1)	CMT	U.S. Navy	Cost-type	Frigates & Destroyers	$75 million
(2)	CVN	U.S. Navy	Cost-type	Aircraft Carriers	$133 million
(3)	POLARS	U.S. Coast Guard	Cost-type	Icebreakers	$29 million
(4)	HEALY	U.S. Coast Guard	Fixed-price	Icebreakers	$11 million
(5)	64-AUTO FERRY	WSF	Fixed-price	Ferry	$180 million
(6)	144-AUTO FERRY	WSF	Fixed-price	Ferry	$11 million

(1) CMT - We were first awarded this five-year contract in fiscal year 2001 for the repair and maintenance of all surface combatants (frigates and destroyers) stationed at the Naval Station in Everett. The Navy extended this cost-plus-award-fee contract by approximately five years in September of 2005. We are the prime contractor and lead a team of subcontractors who at times may perform as much as half of the work. The work is done either at our Seattle shipyard or pier-side at the Naval Station in Everett. We perform the work under this contract at the option of the Navy, which has not established a dollar value for the work. However, the five-year life of the contract may be approximately $75 million.

(2) CVN - This five-year contract was awarded in fiscal year 2009 and consists of multiple contract options for planned incremental availabilities ("PIAs"), docking planned incremental availabilities ("DPIAs") and continuous maintenance and upkeep for the USS Lincoln (CVN-72), USS Stennis (CVN-74), and other CVN class vessels when they are in Puget Sound for maintenance. The work includes all types of non-nuclear ship repair, alterations and maintenance. Our workforce accomplishes all on-board work at PSNS in Bremerton, Washington, or at the Naval Station in Everett. We perform the work under a cost-type award fee with performance incentive fee contract and it represents the third long term contract for aircraft carrier maintenance awarded to us. Various regional suppliers and subcontractors support us in this effort.

(3) USCG POLARS - This five-year, cost-plus incentive fee multi-ship multi-option contract with the Coast Guard was awarded in fiscal year 2009 for the overhaul and continued maintenance of the two Polar Class Icebreakers stationed in Seattle, Washington. The options call for planned maintenance availabilities ("PMAs") and docking planned maintenance availabilities ("DPMAs") for the Polar Star (WAGB-10) and Polar Sea (WAGB-11). The work to be performed includes availability planning and general ship maintenance and repairs as needed, with emphasis on propulsion and deck machinery work. There is no assurance that the Coast Guard will exercise all options, in whole or in part.

(4) USCG HEALY - This fixed-price, four and one half year multi-option contract with the Coast Guard was awarded in fiscal year 2006 and provides for the periodic pier-side maintenance of the USCGC Healy at the Coast Guard Integrated Support Center in Seattle, Washington. We responded to a solicitation by the Coast Guard in the fourth quarter of fiscal year 2010 for the next multi-year, multi-option contract on this vessel. There is no assurance that we will be the successful bidder or that an award will be made by the Coast Guard.

(5) WASHINGTON STATE FERRIES 64-AUTO FERRY - On December 1, 2008 WSF awarded us a $65.5 million firm fixed-price contract for the construction of one 64-Auto Ferry. The ferry, currently under construction, is scheduled to be delivered approximately 18 months after the Notice to Proceed was issued by WSF on January 5, 2009. The contract contains liquidated damages for late delivery. Our wholly owned subsidiary, ESI, is a subcontractor on the project. We anticipate the delivery of this ferry during fiscal year 2011.

On October 13, 2009, WSF awarded us a $114.1 million contract for the construction of two additional 64-Auto Ferries. As part of this award, WSF has an option for the construction of a third additional vessel for $50.8 million, which must be exercised no later than May 31, 2011. The contract commenced upon receiving the Notice to Proceed from WSF on November 9, 2009. The contract contemplates delivery of the second vessel in the class 18 months after Notice to Proceed, and delivery of the third vessel nine months after the delivery date of the second. The contract contains liquidated damages for late delivery.

(6) WASHINGTON STATE FERRIES 144-AUTO FERRY - In July 2007, we, as prime contractor, commenced negotiations with WSF for the terms and conditions of a contract to build up to four 144-Auto Ferries. We concluded those negotiations and executed the prime contract with WSF in December 2007. WSF issued the contract in two parts: Part A provides for the design of the ferries and Part B will dictate the terms of the actual construction of the ferries. Part A of the contract, which was awarded for $2.4 million, is shared between us and our primary subcontractor, GPA, who will provide ferry design services. We reached agreement on the terms and conditions of a subcontract with Martinac Shipbuilding of Tacoma, Washington in December 2007 to be a subcontractor to us for Part B of the contract. Once the design and cost estimate are complete, we are contractually obligated to negotiate a price and delivery schedule for Part B of the contract, covering the construction of the ferries, with WSF. The timetable for the contract execution of Part B is dependent upon the availability of funds from WSF. There are no assurances that we will reach agreement with WSF on a price for construction of the ferries, a mutually acceptable delivery schedule, or that the necessary funding will be available from the State of Washington to build any or all of the ferries.

In January 2010, we negotiated a change order to Part A of the contract with WSF for the execution of the detailed production design of the 144-Auto Ferries in the amount of $8.3 million. The change order was effective January 27, 2010 and the design work is scheduled to be completed by June 2011. We have subcontracted substantial production design services to GPA.

MANAGEMENT'S OVERVIEW

The ship repair business consists of individual and short duration repair events, some of which the Government exercises under its various multi-ship, multi-option contracts. Consequently, operating results for any period presented are not necessarily indicative of results that may be expected in any other period.

During the first half of fiscal year 2010, we recorded $84.2 million, or 47% of our total fiscal year revenue. Revenues in the second half of the year were higher than the first half due to higher volumes of fixed-price work. Revenues for the third and fourth quarters of the year were $95.8 million. Work volumes in the second half of the fiscal year increased due to continued construction of the WSF 64-Auto Ferries, as well as repair work for WSF and the Coast Guard.

For the full year ended March 28, 2010, we recorded revenue of $180.0 million, an increase of $66.5 million, or approximately 59%, from fiscal year 2009 revenue of $113.5 million. Fiscal year 2010 volumes included repair and overhaul work on the USS Lincoln, USS Davis, USCGC Polar Sea, USCGC Healy and several WSF ferries. Work also continued on the construction of new 64-Auto Ferries for WSF. The year on year revenue increase from fiscal year 2009 to 2010 is primarily attributable to new construction work for WSF.

For the fiscal year ended March 28, 2010, we reported operating income of $10.5 million, which was $7.0 million more than operating income for the fiscal year ended March 29, 2009 of $3.5 million. The increase in operating income for the fiscal year is attributable to the increase in fiscal year 2010 volumes, lower administrative and manufacturing overhead costs as a percentage of revenue and a $3.1 million reserve established during fiscal year 2009 and associated with questioned subcontractor costs, which reduced operating income by that amount in the prior year. We discuss this fiscal year 2009 reserve item further in Government Contracting (Item 7). The increases in operating income in fiscal year 2010 versus the prior year associated with these factors were offset by reductions to operating income resulting from changes in our business mix, whereby new construction activities, which are characterized by higher cost of revenue as a percentage of revenue, contributed a greater share of revenues in fiscal year 2010.

OPERATING INCOME BY CONTRACT TYPE

Cost-type contracts

During fiscal year 2010, we experienced higher work volumes related to cost-type contracts as compared to fiscal year 2009. Our direct labor hours increased approximately 111% from fiscal year 2009 on cost-type contracts. The year on year increase is primarily attributable to the USS Lincoln aircraft carrier availability in fiscal year 2010 and the lack of a major aircraft carrier availability in the prior year. Operating income attributable to cost-type contracts increased by approximately 95% from fiscal year 2009 to fiscal year 2010 primarily due to volume increases and $3.1 million reserve recorded in fiscal year 2009 associated with questioned subcontractor costs, which is discussed further in Government Contracting (Item 7). The primary factors that impact operating income on cost-type contracts are work volumes, allowability of costs, the timing of the award fees and our ability to manage project costs.

Fixed-price contracts

Work volumes on fixed-price contracts, as measured by direct labor hours, were approximately 75% higher in fiscal year 2010 as compared to the prior year, primarily due to increases in new construction activity under fixed-price contracts. In fiscal year 2010, we continued our work on the construction of the first 64-Auto Ferry project, which started in the last quarter of fiscal year 2009, and began construction of the second vessel in this class. Operating income on fixed-price projects increased by 40% from fiscal year 2009 to fiscal year 2010. The primary drivers of improved profitability in fiscal year 2010 on fixed-price contracts included improved change order management and decreases in the share of revenue associated with administrative and manufacturing overhead costs, which is primarily the result of year-on-year volume increases.

Time-and- materials contracts

The work we completed under time-and-materials contracts in fiscal year 2010 was 71% lower as compared to fiscal year 2009. Operating income on time-and-materials contracts decreased year on year by approximately 69% from fiscal year 2010 to fiscal year 2009. The year on year decrease in operating income was primarily associated with the decrease in time and material contract work volumes.

CONSOLIDATED OPERATING RESULTS

(In thousands)	March 28, 2010		March 29, 2009		March 30, 2008
Revenue	$ 180,023	100%	$ 113,518	100%	$ 139,165	(1)	100%
Operating expenses:
Cost of revenue	131,377	73%	76,554	67%	98,509		71%
Administrative and MFG overhead	38,248	21%	33,545	30%	34,771		25%
Other insurance settlements	(112)	(0%)	(90)	(0%)	(90)		(0%)
Total operating expenses	169,513	94%	110,009	97%	133,190		96%
Operating Income	10,510	6%	3,509	3%	5,975	(1)	4%
Investment and Other Income
Lease income	923	1%	3,762	3%	4,271		3%
Lease expense	(62)	(0%)	(523)	(0%)	(1,157)		(1%)
Other income, net	697	0%	962	1%	794		1%
Gain on available-for-sale securities	72	0%	47	0%	96		0%
Income before income tax expense	12,140	7%	7,757	7%	9,979	(1)	7%
Income tax expense	(4,331)	(2%)	(2,975)	(3%)	(3,394)	(1)	(2%)
Net income	$ 7,809	4%	$ 4,782	4%	$ 6,585	(1)	5%

(1) Revised due to prior period corrections. See Note 20 of the Notes to Consolidated Financial Statements (Item 8).

REVENUES

We discuss many of the factors that influence our business volumes and revenues in Business (Item 1) and Risk Factors (Item 1A). These include, but are not limited to: general economic conditions; fluctuations in specific private sector customers' economic circumstances; the level of competition in the marketplace from domestic and international shipyards; our ability and willingness to compete for available projects; our capacity and capability to perform available work; the level of Government funding available for ship repair projects; the timing and duration of repair availabilities for Government vessels; Government decisions regarding the allocation of work between public and private shipyards; Government decisions regarding the volumes and types of work that will be solicited; and Government decisions regarding the specific contract vehicles that will be used to solicit work to private sector contractors. Consequently, revenues for any given period are not necessarily indicative of results that may be expected in any other period. We recognize revenue on the percentage-of completion method based upon the percentage of work completed to date compared to the estimate of total work at completion. When adjustments in contract value or estimated costs are determined, we generally reflect any changes from prior estimates in revenue in the current period using the cumulative catch-up method of accounting. As a result, our revenues in any given period may reflect the economic benefit or impact of changes in estimates in the current period for work performed in another period. For cost-type contracts with performance incentives or award fees, we only record revenue associated with incentives and award fees that we can reasonably estimate in the current period. Conversely, incentives and award fees that we cannot reasonably estimate are recognized when awarded. We collect amounts from customers, which under common trade practices are referred to as sales taxes, and record these amounts on a net basis. As a result, our revenues in any given period may reflect incentive and award fee revenue associated with work that was performed in another period. For more information on our revenue recognition methods, see Note 1 of the Notes to Consolidated Financial Statements (Item 8).

2010 - We recorded revenues of $180.0 million during fiscal year 2010, an increase of $66.5 million, or approximately 59%, from fiscal year 2009 when we reported revenues of $113.5 million. The increase in total revenues was primarily due higher new construction volumes as compared with fiscal year 2009. Fiscal year 2010 volumes included repair and overhaul work on the USS Abraham Lincoln, USS Davis, USCGC Polar Sea, USCGC Healy and several WSF ferries. Work also continued on the construction of new 64-Auto Ferries for WSF.

2009 - We recorded revenue of $113.5 million during fiscal year 2009, a decrease of $25.7 million, or approximately 18%, from fiscal year 2008 when we reported revenue of $139.2 million. The decrease in total revenues was primarily due to the lack of a major aircraft carrier availability and lower new construction volumes as compared with fiscal year 2008. Fiscal year 2009 volumes included repair and overhaul work on the Pacific Glacier, USS Lincoln, USS Stennis, USS Ingraham, USCGC Polar Sea, USCGC Healy and several WSF ferries.

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

2010 - Cost of revenues for fiscal year 2010 were $131.4 million, which reflected an increase of $54.8 million, or approximately 72%, from fiscal year 2009. This increase was primarily attributable to an increase in volumes in fiscal year 2010 compared to fiscal year 2009. Cost of revenues as a percentage of revenues was 73% and 67% for fiscal years 2010 and 2009, respectively. The increase in cost of revenues as a percentage of revenue in fiscal year 2010 versus fiscal year 2009 was due to increases in direct material as a percentage of revenue. The largest driver of this increase is the scope of work needed to construct the new auto ferries, which involves a greater percentage of material and subcontractors.

2009 - Cost of revenues for fiscal year 2009 were $76.6 million, which reflected a decrease of $22.0 million, or approximately 22%, from fiscal year 2008. This decrease was primarily attributable to a decrease in volumes in fiscal year 2009 compared to fiscal year 2008. Cost of revenues as a percentage of revenues was 67% and 71% for fiscal years 2009 and 2008, respectively. The decrease in cost of revenues as a percentage of revenue in fiscal year 2009 was due to cost containment measures implemented by management which included staff reductions, enhanced subcontract management, and change order management improvements.

ADMINISTRATIVE AND MANUFACTURING OVERHEAD

Our administrative and manufacturing overhead expenses primarily consist of wages and related payroll benefits for our internal administrative and production support employees. These expenses also include, but are not limited to: depreciation; telecommunications; material purchases and equipment rentals to support our production activities; employee training and development expenses; maintenance and lease expenses associated with our equipment and facilities; legal and accounting professional fees; insurance; business taxes; general corporate expenses; and other administrative and manufacturing expenses. We discuss many of the factors that influence our operating costs in Business (Item 1) and Risk Factors (Item 1A). These include, but are not limited to: our ability to effectively manage our operating costs; our union and non-union wage structures; our exposure to price fluctuations for purchased materials; the degree to which our business volumes are adequate to absorb costs (as cost of revenues) that would otherwise be recorded as administrative and manufacturing costs; and expenditures needed to ensure continuing service of our owned and leased machinery and equipment. Our administrative and manufacturing overhead includes a mix of fixed costs (e.g. depreciation, facility maintenance, and corporate administration costs), costs which are positively correlated with business volumes (e.g. labor and non-labor production support costs), costs which are negatively correlated with business volumes (e.g. production costs not fully absorbed by our business volumes in a given period), and costs which are variable but otherwise uncorrelated with business volumes (e.g. legal and environmental compliance costs). Consequently, our administrative and manufacturing overhead costs for any given period are not necessarily indicative of the costs that may be expected in any other period. Our administrative and manufacturing overhead costs as a percentage of revenue are affected by the factors that influence our revenues (as discussed above under "Revenues") and the factors that influence our administrative and manufacturing costs.

2010 - Overhead costs for administrative and manufacturing activities for fiscal year 2010 were $38.2 million, which reflected an increase of $4.7 million, or 14%, from fiscal year 2009. Administrative and manufacturing overhead as a percentage of revenue was approximately 21% and 30%, respectively, for fiscal years 2010 and 2009. The increase in administrative and manufacturing overhead costs in fiscal year 2010 was primarily attributable to volume increases from fiscal year 2009 to fiscal year 2010. The decrease in administrative and manufacturing costs as a percentage of revenue was primarily driven by the fact that a significant portion of these costs are fixed.

2009 - Overhead costs for administrative and manufacturing activities decreased by $1.2 million, or 4%, from fiscal year 2008. Administrative and manufacturing overhead expenses, as a percentage of revenue, were approximately 30% and 25% for fiscal years 2009 and 2008, respectively. The decrease in administrative and manufacturing costs was primarily attributable to volume increases from fiscal year 2007 to fiscal year 2008. The increase in administrative and manufacturing overhead costs as a percentage of revenue was primarily driven by the fact that a significant portion of these costs are fixed.

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

2010 - Investment and other income in fiscal year 2010 was $1.6 million, which reflected a decrease of $2.6 million, or approximately 62%, when compared to fiscal year 2009. The decrease in investment and other income reported during fiscal year 2010 was due primarily to the timing of the conclusion of our agreement to lease certain facilities, and provide related services to Kiewit-General in connection with their construction of the Hood Canal Floating Bridge. Also in fiscal year 2010, we recognized $0.4 million of grant award income (net of expenses) from the U.S. Maritime Administration's Assistance to Small Shipyard Grant program.

2009 - Investment and other income for fiscal year 2009 increased from fiscal year 2008 by approximately $0.3 million or 8%. The increase in investment and other income reported during fiscal year 2009 was due primarily to the aforementioned lease arrangement with Kiewit-General.

GAIN ON SALE OF AVAILABLE-FOR-SALE SECURITIES

2010 - During fiscal year 2010, we reported a net gain of $72,000 on the sale of available for sale securities.

2009 - During fiscal year 2009, we reported a net gain of $47,000 on the sale of available-for-sale securities, versus a net gain of $96,000 reported in fiscal year 2008.

INCOME TAXES

2010 - In fiscal year 2010, we recognized federal income tax expense of $4.3 million. This represents an increase of $1.4 million in federal income tax expense when compared to fiscal year 2009. The effective income tax rates recorded in fiscal years 2010 and 2009 were 35.7% and 38.4% respectively. Effective income tax rates were higher in fiscal year 2009 primarily due to the recording of a non-deductable excise tax of $0.5 million in fiscal year 2009.

2009 - In fiscal year 2009, we recognized federal income tax expense of $3.0 million, a decrease of $0.4 million when compared to fiscal year 2008. The effective income tax rates recorded in fiscal years 2009 and 2008 were 38.4% and 33.6%, respectively. Effective income tax rates were higher in fiscal year 2009 than in 2008 primarily due to the recording of the aforementioned non-deductable excise tax in fiscal year 2009.

COMPREHENSIVE INCOME

We reported comprehensive income of $12.3 million for fiscal year 2010, which primarily consisted of net income of $7.8 million, plus pension and other post retirement benefits adjustments, net of tax, of $4.8 million, and less unrealized losses on available-for sale securities of $0.1 million and foreign currency contracts of $0.2 million. For fiscal year 2009, we reported comprehensive loss of $2.8 million, which primarily consisted of net income of $4.8 million, less pension and other post retirement benefits adjustments of $7.8 million, plus an unrealized gain on available-for sale securities of $0.2 million.

We sponsor the Todd Shipyards Corporation Retirement System (the "Plan"), which is discussed in Note 6 of the Notes to Consolidated Financial Statements (Item 8). We measure the funded status of the Plan as the difference between the fair market value of the Plan assets and the Projected Benefit Obligation ("PBO"). As of March 28, 2010, the Plan assets exceeded the PBO by $11.7 million. This created a positive funded status, which was recognized as a non-current asset in the statement of financial position. We record these amounts in Accumulated Other Comprehensive Income ("AOCI"). These amounts consist of gains or losses, prior service costs or credits and transition obligations, or assets which have not yet been recognized in the net periodic benefit cost. As of March 28, 2010, the Plan had an accumulated actuarial net loss of $15.0 million and an accumulated prior service cost of $0.1 million. We recognized a benefit, net of tax, of $4.2 million in AOCI during fiscal year 2010.

As of March 29, 2009, the Plan assets exceeded the PBO by $7.9 million and the Plan had an accumulated actuarial net loss of $21.2 million and an accumulated prior service cost of $0.1 million. For the fiscal year 2009, we recognized a charge, net of tax, of $7.8 million associated with the Plan in AOCI.

We sponsor a retirement health care plan for certain retired administrative employees (the "Retiree Medical Plan"), which is discussed in Note 6 of the Notes to Consolidated Financial Statements (Item 8). We measure the funded status of the Retiree Medical Plan as the difference between the fair market value of Retiree Medical Plan assets and the Accumulated Post Benefit Obligation ("APBO"). As of March 28, 2010, the APBO exceeded Retiree Medical Plan assets by $6.2 million. This created a negative funded status, which is recognized as a non-current liability in the statement of financial position. We record these amounts in AOCI. These amounts consist of gains or losses, prior service costs or credit and transition obligations or assets, which have not yet been recognized in the net periodic benefit costs. As of March 28, 2010, the Retiree Medical Plan had an accumulated actuarial net gain of $5.5 million. For the fiscal year 2010, we recognized a benefit, net of tax, of $0.6 million associated with the Retiree Medical Plan in AOCI.

As of March 29, 2009, the APBO exceeded Retiree Medical Plan assets by $9.9 million and the Retiree Medical Plan had an accumulated actuarial net gain of $4.6 million. For fiscal year 2009, we recognized a benefit, net of tax, of $0.1 million associated with the Retiree Medical Plan in AOCI.

CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

As of March 28, 2010 and March 29, 2009 our cash, cash equivalents, and marketable securities primarily consisted of cash, government and government agency securities, money market funds and other investment grade securities. We record such amounts at fair value.

Fair value hierarchy based is on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

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

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as of March 28, 2010:

(In thousands)	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value
Cash	$ 1,678	-	-	-	$ 1,678
Money Market Funds	-	6,493	-	-	6,493
US Government and Agency Securities	-	500	13,431	-	13,931
Corporate Debt Securities	-	-	6,090	-	6,090
Total	$ 1,678	$ 6,993	$ 19,521	$ -	$ 28,192

GOODWILL

We do not amortize goodwill but rather test it for impairment annually, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The test for goodwill impairment is a two-step process. First, we use a discounted cash flow model to determine if the carrying value of our related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we compare the implied fair value of the goodwill to its carrying value to determine if there is an impairment. As of March 28, 2010, the fair value of our goodwill significantly exceeded the carrying value of our related reporting unit and we therefore did not have to perform the second step. Management does not believe that a material impairment charge is likely to occur in the near future for goodwill.

BACKLOG

At March 28, 2010, our backlog consisted of approximately $144.9 million of ship repair, maintenance, new construction and conversion work. This compares with backlogs of approximately $84.0 million and $12.0 million at March 29, 2009 and March 30, 2008, respectively. Our backlog was primarily attributable to firm fixed-price repair, maintenance, new construction and conversion work scheduled for completion during fiscal year 2011 and 2012. The increase in backlog from 2009 to 2010 is due primarily to the award of a contract to build two additional new 64-Auto Ferries.

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

ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

We provided total aggregate reserves of $10.9 million as of March 28, 2010 for our contingent environmental and bodily injury liabilities. Due to the complexities and extensive history of our environmental and bodily injury matters, the amounts and timing of future expenditures is uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on our financial position, cash flows or results of operations.

We have various insurance policies and agreements that provide coverage of the costs to remediate environmental sites and for the defense and settlement of bodily injury cases. These policies and agreements are primarily with two insurance companies. Based upon the current credit ratings of both of these companies, we anticipate that both parties will be able to perform under their respective policy or agreement. As of March 28, 2010, we recorded an insurance receivable of $7.6 million to reflect the contractual arrangements with the insurance companies to share costs for certain environmental and other matters.

Included in the reserves are estimated final sediment remediation costs for Harbor Island of $2.5 million that we expect to occur within the next 15 years after certain piers reach the end of their useful lives. We reflect these costs in our balance sheet under Environmental and Other Reserves. Similarly, we reflect the insurance receivable of $2.5 million relating to these reserves in our balance sheet under Insurance Receivable.

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

Our policy is to accrue costs for environmental matters in the accounting period in which the responsibility is established and the cost is estimable. We base our estimates of our liabilities for environmental matters on evaluations of currently available facts with respect to each individual situation and take into consideration factors such as existing technology, presently enacted laws and regulations, and the results of negotiations with regulatory authorities. We do not discount these liabilities.

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

In fiscal year 2010, we spent $0.2 million for environmental site remediation. All of these costs are reimbursable through our insurance coverage. Expenses for environmental remediation directed by our management and performed by third party vendors are paid directly to the third party vendors under our insurance policies. Most of our environmental site remediation expenditures in fiscal year 2010 were related to the Harbor Island Site.

We spent approximately $0.1 million on environmental site remediation in fiscal year 2009. We received reimbursement for all of these costs through our insurance coverage. In fiscal year 2009, there were no third party remediation costs. Most of our environmental site remediation expenditures in fiscal year 2009 were related to the Harbor Island Site.

PAST ACTIVITIES - ASBESTOS AND RELATED CLAIMS

We are named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at our Seattle shipyard and closed former facilities.

In addition to us, the cases generally include other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers as defendants, and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. We assess claims as they are filed and as the cases develop, dividing them into three different categories based on severity of illness and whether the claim is considered to be active or inactive litigation. Based on current fact patterns, we categorize certain active claims for diseases including mesothelioma, lung cancer and fully developed asbestosis as "malignant" claims. We categorize all other active claims of a less medically serious nature as "non-malignant." We are currently defending approximately 10 "malignant" claims and approximately 184 "non-malignant" claims. Additional information about our claims inventory became available that allowed us to re-classify 371 cases in the fourth quarter of fiscal year 2010, previously classified as "non-malignant" claims, into a new category of "inactive" claims. Our improved ability to track these "inactive" claims, and to accrue for them accordingly, did not have a material impact on our stated reserves. We now include in our reserves acknowledgement of these 371 known inactive claims that could become active upon the presentation of additional evidence of disease and/or exposure by those claimants and/or renewed prosecution of their claims.

The relief sought in all cases varies greatly by jurisdiction and claimant. Included in the approximate 490 cases open as of March 28, 2010 are approximately 565 claimants. The exact number of claimants is not determinable as approximately 87 of the open cases include multiple claimant filings against 20-100 defendants. The filings do not indicate which claimants allege liability against us. Considering known facts, the previously stated 565 claimants is our best estimate.

Approximately 245 cases do not assert any specific amount of relief sought.

Approximately 153 cases assert on behalf of each claimant a claim for compensatory damages of $2 million and punitive damages of $20 million against 20-100 defendants. Approximately 39 cases assert $5-20 million in compensatory and $5-20 million in punitive damages on behalf of each claimant against 20-100 defendants. Approximately 50 cases assert $1-5 million in compensatory and $5-10 million in punitive damages on behalf of each claimant against 20-100 defendants. Approximately three cases seek compensatory damages of less than $1 million per claim. The claims involved in the foregoing cases do not specify against which defendants made which claims or alleged dates of exposure.

Based upon settled or concluded claims to date, we have not identified any correlation between the amount of the relief sought in the complaint and the final value of the claim. We and our insurers are vigorously defending these actions.

Bodily injury reserves decreased from $5.0 million at March 29, 2009 to $3.0 million at March 28, 2010. Bodily injury insurance receivables also decreased from $3.8 million at March 29, 2009 to $2.1 million at March 28, 2010. We classified these bodily injury liabilities and receivables within our consolidated balance sheets as environmental and other reserves, and insurance receivables, respectively.

We entered into agreements with several of our insurers to provide coverage for a significant portion of settlements and awards related to these bodily injury claims. These agreements have aggregate limits on amounts to be paid overall and formulas for amounts of payment on individual claims. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims. The two most significant agreements provide coverage applicable to claims of exposure to asbestos occurring between 1949 and 1976 and occurring between 1976 through 1987. Insurance coverage for exposures to asbestos was no longer available from the insurance industry after 1987. Due to changes in federal regulations in the 1970s that resulted in the swift decline in commercial and military application of asbestos and increased regulation over the handling and removal of asbestos, there exists minimal risk of claims arising from exposure after 1987. We utilize contractual formulas to determine the amount of coverage from each agreement on each claim settled or litigated. Once the initial date of alleged exposure to asbestos becomes evident, all contractual years subsequent to that date participate in the settlement. Since all known claims involve alleged exposure prior to 1976, the 1976 through 1987 agreement will participate in the settlement or judgment of all outstanding claims that are settled or litigated. As a result and as further discussed below, the 1976 through 1987 agreement will exhaust prior to the 1949 through 1976 agreement. Based on historical claims settlement data only, we project that at March 28, 2010, the 1949 through 1976 agreement will provide coverage for an additional 21.9 years and the 1976 through 1987 agreement will provide coverage for an additional 1.9 years. At March 29, 2009, we projected that these agreements would provide coverage for an additional 21.6 years and 2.1 years, respectively. We resolved 8 malignant claims in fiscal year 2010 compared with 8 in 2009 and 6 in 2008. If historical settlement patterns or the rate of filing for new cases change in future periods, these estimated coverage periods could be shorter or longer than anticipated. Moreover, if one or both of these coverages are exhausted at some future date, our costs related to subsequent claims and associated legal expenses previously covered by these insurance agreements may increase.

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

GOVERNMENT CONTRACTING

We previously reported that we received notice from the DCAA questioning the reasonableness of a payment to one of our subcontractors on the 2005 dPIA of the aircraft carrier USS John C. Stennis. During the first quarter of our fiscal year 2009 the DCAA issued its final report disapproving $3.1 million of costs related to payments made to the subcontractor and costs incurred by us to perform work which was contracted to the subcontractor. The Navy contracting officer then issued the decision to disallow the costs and withhold the above stated amount from payments due on our current contracts with the Navy. In response, we filed a Request for Equitable Adjustment ("REA") with the Navy contracting officer to allow the $3.1 million in incurred costs. In the event of an unfavorable decision on our REA, we will file an appeal to the Armed Services Board of Contract Appeals or directly to federal court. We established a reserve for this item in the amount of $3.1 million and recorded the resulting transaction as a reduction in revenue in the first quarter of fiscal year 2009. The Navy collected the entire amount in the second quarter of fiscal year 2009 through the non-payment of other outstanding project receivables. In the third quarter of fiscal year 2009, the Navy agreed to return the $3.1 million while the REA and additional information we have provided is under consideration. There are no assurances that the Navy will agree with our REA. Our current financial statements continue to reflect a reserve in billings in excess of sales for the $3.1 million in question.

Subsequent to the end of fiscal year 2010, in June 2010, we received a Notice of Noncompliance with CAS from the Navy's Puget Sound contracting office relating to our five-year phased maintenance contract to perform repair work on the aircraft carriers located in the Puget Sound. This contract was completed in fiscal year 2009. During the fourth quarter of fiscal year 2007, we reported that the Navy's Puget Sound contracting office notified us of several potential noncompliance issues. The Notice of Noncompliance primarily focuses on our cost allocation methods applicable to our Navy contracts and the allocation methods we use for indirect costs for our work on cost-type contracts. We will begin negotiations with the Navy in the first quarter of fiscal year 2011 in an effort to reach a conclusion acceptable to us and the Navy. There is no assurance that an acceptable resolution will be reached. We believe that we have valid positions and defenses to the findings of noncompliance and will pursue all available avenues of appeal in the event an acceptable resolution is not reached. An unfavorable outcome in this matter could have a significant impact on our cost structure with the Navy and, depending upon the scope of any retroactive relief sought by the Navy, could be material in the period recorded. At this time, we are unable to estimate our potential exposure for this item.

Additionally, in the current fiscal year, the Navy and the DCAA have questioned several modifications we made to our cost allocation methods and the degree to which we allocate indirect costs to work performed under our government cost-type contracts. We believe that we are in compliance with the Federal Acquisition Regulations and are making every effort to resolve these outstanding issues with the Navy's Puget Sound contracting officer. We have submitted proposals for consideration by the Navy to resolve all outstanding government cost accounting issues and began discussions with the Navy during the second quarter of fiscal year 2010. These discussions continued throughout the second half of fiscal year 2010. An unfavorable outcome in these matters could have a significant impact on our cost structure with the Navy and, depending upon the scope of any retroactive relief sought by the Navy, could be material in the period recorded. At the end of the third quarter, we recorded a reserve of $1.1 million to cover our estimated exposure for these unresolved government cost accounting issues.

OTHER RESERVES

During the first quarter of fiscal year 2004, we recorded a reserve of $2.5 million related to the unanticipated bankruptcy of one of our previous insurance carriers. The remaining balance as of March 28, 2010 was $1.1 million. The reserve, which reflects our best estimate of the known liabilities associated with unpaid workers compensation claims arising from the two-year coverage period commencing October 1, 1998, is subject to change as additional facts are uncovered. These claims have reverted to us due to the liquidation of the insurance carrier. Although we expect to recover at least a portion of these costs from the liquidation and other sources, we cannot currently estimate the amount and the timing of any such recovery and therefore no estimate of amounts recoverable is included in the current financial results. Since establishing the reserve, we made claims payments of approximately $0.4 million in fiscal year 2010 and $0.1 million in each of fiscal years 2009 and 2008, and charged such payments against the reserve. It is unlikely that any distribution from the liquidation will occur in the next 12 months.

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL

The following table presents information about our cash and securities balances (as of fiscal year end), sources and uses of cash (for the respective fiscal years) and working capital balances (as of fiscal year end):

(In thousands)	March 28, 2010	March 29, 2009	March 30, 2008
Cash and cash equivalents	$ 8,171	$ 4,551	$ 12,600
Securities available-for-sale	$ 20,021	19,003	10,655
Total	$ 28,192	$ 23,554	$ 23,255

Net cash provided by (used in):
Operating activities	$ 10,117	$ 11,575	$ 10,675
Investing activities (1)	$ (3,376)	$ (18,449)	$ 2,294
Financing activities	$ (3,121)	$ (1,175)	$ (3,277)

Capital expenditures	$ 2,041	$ 2,519	$ 2,774

Dividends paid	$ 1,301	$ 1,151	$ 2,826

Working capital	$ 39,029	$ 28,100	$ 34,244

(1) Investing activities for 2009 included the purchase the assets of Everett Shipyard, Inc.

Our primary sources of liquidity are cash from operations and investments in securities. We expect that the principal use of funds for the foreseeable future will be for working capital, capital expenditures and dividends to shareholders. The primary drivers of cash flow are operating profit on contracts, timing of invoicing, which is based on contract terms, and timing of capital acquisitions.

We anticipate that our cash, cash equivalents and marketable securities position, expected fiscal year 2011 cash flow, access to credit facilities and capital markets, taken together, will provide sufficient liquidity to fund operations for fiscal year 2011. Accordingly, we expect to finance shipyard capital expenditures and operations from existing working capital. A change in the composition or timing of projected work could cause planned capital expenditures and shipyard repair and maintenance expenditures to change.

During the first quarter of fiscal year 2009, we purchased the assets of ESI, which was funded with cash balances and the sale of available for sale securities.

In the long-term, our liquidity could be impacted by default of our insurers on environmental or bodily injury claims. However, we anticipate that we will meet our long-term liquidity needs due to our available cash reserves, ability to generate profits and debt financing.

NET CASH PROVIDED BY OPERATING ACTIVITIES

2010 - Net cash provided by operating activities was $10.1 million for the fiscal year ended March 28, 2010. This reflects a $1.5 million, or approximately 13%, decrease from net cash provided by operating activities in fiscal year 2009. The decrease was primarily attributable to an increase in accounts payable and billings in excess of sales, offset by an increase in accounts receivable and sales in excess of billings, compared to fiscal year 2009.

2009 - Net cash provided by operating activities was $11.6 million for the year ended March 29, 2009. This represents a $0.9 million increase from net cash provided by operating activities in 2008. The increase was primarily attributable to an increase in accounts payable and billings in excess of sales, offset by an increase in accounts payable, compared to fiscal year 2008.

INVESTING CASH FLOWS

2010 - For the year ended March 28, 2010 net cash used by investing activities was $3.4 million and consisted primarily of the purchase of $11.5 million of marketable securities, the sale of $6.5 million of marketable securities, the maturity of $3.6 million of marketable securities and the $2.0 million of capital expenditures.

2009 - Net cash used by investing activities was $18.4 million for the year ended March 29, 2009 and consisted primarily of the purchase of $18.1 million of marketable securities, the sale of $2.5 million of marketable securities, the maturity of $7.5 million of marketable securities and the $7.9 million purchase of the assets of ESI.

FINANCING ACTIVITIES

2010 - Net cash used in financing activities for fiscal year 2010 was $3.1 million. This consisted primarily of normal dividends paid on common stock of $1.3 million and an increase in restricted cash of $1.8 million associated with WSF new construction retention.

2009 - Net cash used in financing activities for fiscal year 2009 was $1.2 million. This consisted primarily of normal dividends paid on common stock of $1.2 million.

Credit Facility

In July 2009, we renegotiated certain terms of our $10.0 million revolving credit facility, which expires July 31, 2011. In July 2009, we also added a new $15.0 million credit facility, which expires July 31, 2013, to support the issuance of letters of credit to meet our performance security obligations on our WSF 64-Auto Ferry new construction contracts and other commercial new construction projects when performance security is required. As of March 28, 2010, we have letters of credit outstanding of $1.1 million on our revolving credit facility and $11.4 million on our performance letter of credit facility. These reduced our available revolving credit facility and performance letter of credit facility to $8.9 million and $3.6 million, respectively. The revolving credit facility and the performance letter of credit facility, which are renewable on a bi-annual basis, provide us with flexibility in funding our operating cash flow needs. We have certain financial debt covenants that we must meet in order to maintain these credit lines. We were in compliance with all debt covenants as of fiscal year end 2010. We had no outstanding borrowings as of March 28, 2010 and March 29, 2009.

Cash Flow Hedges

Our cash flow hedges consist of foreign currency forward contracts. We use these forward contracts to manage currency risk associated with purchases made in foreign currencies. Our foreign currency forward contracts are normally for periods less than two years. We do not expect to convert the foreign currencies to U.S. dollars at maturity because we have entered into banking arrangements to deposit these foreign currency funds until the point in time at which we will fulfill our liability commitments.

Stock Repurchase

During fiscal year 2010, we did not repurchase any stock. We held 6,052,614 shares of treasury stock as of March 28, 2010.

Off Balance Sheet Arrangements

We do not engage in off balance sheet financing transactions.

CONTRACTUAL OBLIGATIONS

The following table presents information about our future contractual obligations as of March 28, 2010 based on the timing of future cash payments (in thousands):

	Total Amount Committed	Less than one year	One to three years	Three to five years	Beyond five years
Operating leases	$ 11,204	$ 1,304	$ 2,525	$ 2,195	$ 5,180
Other long-term liabilities*	37,511	1,313	13,894	9,015	13,289
	$ 48,715	$ 2,617	$ 16,419	$ 11,210	$ 18,469

* This represents other long-term liabilities on our balance sheet, including the current portion of long-term liabilities. Our estimates of the projected timing of cash flows associated with these obligations are largely based on historical experience. The amount also includes all liabilities under our environmental reserves and all liabilities under our retirement plans, which we discuss in the Notes to Consolidated Financial Statement (Item 8).

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

Performance Incentives and Award Fees

Many contracts contain positive and negative profit incentives based upon performance relative to predetermined targets that may occur during or subsequent to completion of the job. Estimates of award or incentive fees are based on actual award experience and anticipated performance. These incentives take the form of potential additional fees earned or penalties incurred. We record incentives and award fees that we can reasonably estimate over the performance period of the contract. We record incentives and award fees that we cannot reasonably estimate when they are awarded. Estimates of award or incentive fees are based on past fee experience and our anticipated performance on these projects.

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

Fixed-Price Contracts

We perform a substantial share of our work on a fixed-price basis. Under fixed-price contracts, we execute the work with a risk that we may not be able to perform all of the work profitably for the specified contract amount. We bear the risk of increases in costs due to inflation, inefficiency, faulty estimates, and labor productivity, unless otherwise provided for in the contract. We track information about the bid process and the historical results of prior fixed-price contracts, evaluate the availability of materials and labor and other factors on an ongoing basis. We use our best judgment to predict the impact to the profitability on the work. A significant change in one or more of these estimates could affect the reported or future profitability of one or more of our contracts.

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

ENVIRONMENTAL REMEDITAION, BODILY INJURY, OTHER RESERVES AND INSURANCE RECEIVABLE

We face potential liabilities in connection with the alleged presence of hazardous waste materials at the Shipyard and at several sites we allegedly used for disposal of alleged hazardous waste. We are also named as a defendant in a number of civil actions alleging damages from past exposure to toxic substances, generally asbestos, at former facilities that are now closed. At March 28, 2010, we maintained aggregate reserves of $10.9 million for pending claims and assessments relating to these environmental matters, including $7.9 million associated with our Seattle shipyard and $3.0 million for asbestos or bodily injury related claims.

We have various insurance policies and agreements that provide coverage on the costs to remediate these environmental sites and for the defense and settlement of bodily injury claims. At March 28, 2010, we recorded an insurance receivable of $7.6 million relating to these environmental and bodily injury matters, including $5.5 million associated with our Seattle shipyard and $2.1 million for bodily injury related claims. We accrue for the estimated ultimate liability for incurred losses, based on historic trends modified, if necessary, by recent events. Changes in our loss assumptions caused by changes in actual experience would result in a change in our assessment of the ultimate liability that could have a material effect on our operating results and financial position.

Included in the reserves are estimated final sediment remediation costs for Harbor Island of $2.5 million that we expect to occur within the next 15 years after certain piers reach the end of their useful lives. We reflect these costs in our balance sheet under Environmental and Other Reserves. Similarly, we reflect the insurance receivable of $2.5 million relating to these reserves in our balance sheet under Insurance Receivable.

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

(In thousands)	Other Post Retirement Benefits
	2010	2009
Health care cost trend sensitivity analysis
Effect of a 1% increase in the health care cost trend on:
Service cost plus interest cost	$ 27	$ 32
Accumulated post retirement benefit obligation	$ 487	$ 663
Effect of a 1% decrease in the health care cost trend on:
Service cost plus interest cost	$ (24)	$ (29)
Accumulated post retirement benefit obligation	$ (442)	$ (596)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We do not own any derivative financial instruments as of March 28, 2010 nor do we presently plan to in the future. However, we are exposed to interest rate risk. Our interest income is most sensitive to changes in the general level of US interest rates. In this regard, changes in US interest rates affect the interest earned on our cash equivalents and certain marketable securities. Our marketable securities are also subject to the inherent market risks and exposures of the underlying debt and equity securities in both US and foreign markets. We employ established policies and procedures to manage our exposure to changes in the market risk of our marketable securities. We believe that the risk associated with interest rate and market fluctuations related to these marketable securities is not a material risk based on a 1% sensitivity analysis.

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

FOREIGN EXCHANGE RISK

We have shipbuilding contracts requiring material purchases that are priced in foreign currencies, primarily the Australian dollar and the Euro. We attempt to manage the risk posed by fluctuations in these currencies through the purchase of forward contracts on these currencies. As such, we are exposed to market risk on these hedging instruments due to changes in foreign currency exchange rates, primarily the Australian dollar and the Euro. Based upon our March 28, 2010 currency hedge exposures, a hypothetical ten-percent weakening of the U.S. dollar against the Australian dollar and the Euro would cause an approximate $0.3 million decrease in the fair values of these foreign currency instruments. This sensitivity analysis assumes a parallel shift in the foreign currency exchange rates. Because exchange rates rarely move in lockstep, our assumption that the Australian dollar and the Euro exchange rates would change in a parallel fashion may overstate the impact of changing exchange rates on our hedging instruments. Due to the fact that these instruments are primarily entered into for hedging purposes, the gains or losses on the hedging contracts would be largely offset by losses and gains on the underlying firm commitment or forecasted transaction.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Todd Shipyards Corporation

We have audited the accompanying balance sheets of Todd Shipyards Corporation and subsidiaries ("Todd Shipyards Corporation") as of March 28, 2010 and March 29, 2009, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended March 28, 2010. Our audits of the basic consolidated financial statements include the financial statement schedule listed in the index appearing under Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Todd Shipyards Corporations of March 28, 2010 and March 29, 2009, and the results of its operations and its cash flows for each of the three years in the period ended March 28, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Todd Shipyards Corporation's internal control over financial reporting as of March 28, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 10, 2010, expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Grant Thornton LLP

Seattle, Washington

June 10, 2010

REPORT OF GRANT THORNTON LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

Todd Shipyards Corporation

We have audited Todd Shipyards Corporation and subsidiaries' ("Todd Shipyards Corporation") internal control over financial reporting as of March 28, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Todd Shipyards Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on Todd Shipyards Corporation's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. Exceptions were identified in the operation of the Company's internal controls over accounting for pension assets related to the transmission of pension information to the Company's actuaries and proper controls surrounding the period end processing of payments of certain accrued expenses.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Todd Shipyards Corporation has not maintained effective internal control over financial reporting as of March 28, 2010, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Todd Shipyards Corporation as of March 28, 2010 and March 29, 2009 and related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended March 28, 2010. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 financial statements, and this report does not affect our report dated June 10, 2010, which expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Seattle, Washington

June 10, 2010

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

We maintain a system of internal controls to provide reasonable assurance that assets are safeguarded and that transactions are recorded properly to produce reliable financial records. The system of internal controls includes appropriate divisions of responsibility, established policies and procedures (including a code of conduct to promote strong ethics) that are communicated throughout the Company, and careful selection, training and development of our people. For the reasons described in Item 9A of this report, management has concluded that our internal control over financial reporting was not effective as of March 28, 2010. In making its assessment of the effectiveness of our internal control over financial reporting, management used the criteria set forth in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our internal control over financial reporting, as of March 28, 2010, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which appears on the proceeding page.

The Board of Directors provides oversight to the financial reporting process through its Audit Committee, which meets regularly with management, corporate audit staff, and the independent registered public accounting firm to review the activities of each and to ensure that each is meeting its responsibilities with respect to financial reporting and internal controls.

/s/ Stephen G. Welch
Stephen G. Welch
President and Chief Executive Officer

/s/ Berger A. Dodge
Berger A. Dodge
Chief Financial Officer

TODD SHIPYARDS CORPORATION
CONSOLIDATED BALANCE SHEETS
March 28, 2010 and March 29, 2009
(In thousands of dollars, except for share data)

	2010	2009

ASSETS
Cash and cash equivalents	$ 8,171	$ 4,551
Securities available-for-sale	20,021	19,003
Accounts receivable
U.S. Government	6,689	5,035
Other, net	15,592	8,878
Costs and estimated profits in excess of billings on incomplete contracts	20,675	12,326
Inventory	1,491	1,523
Insurance receivable	447	382
Other current assets	2,068	3,457
Deferred taxes	402	66
Total current assets	75,556	55,221
Property, plant and equipment, net	29,716	32,045
Restricted cash	5,627	3,807
Deferred pension assets	11,657	7,942
Insurance receivable	7,180	8,622
Intangible assets, net	1,553	1,859
Goodwill	1,109	1,109
Other long-term assets	898	3,635
Total assets	$ 133,296	$ 114,240
LIABILITIES AND STOCKHOLDERS EQUITY
Accounts payable and accruals	$ 16,635	$ 13,403
Accrued payroll and related liabilities	3,586	2,142
Billings in excess of costs and estimated profits on incomplete contracts	13,624	8,619
Environmental and other reserves	447	382
Taxes payable other than income taxes	1,559	1,376
Income taxes payable	676	1,199
Total current liabilities	36,527	27,121
Environmental and other reserves	10,415	10,703
Accrued post retirement health benefits	6,171	8,701
Deferred taxes	2,648	1,171	(1)
Other non-current liabilities	2,133	2,413
Total liabilities	57,894	50,109
Stockholders equity
Common stock $.01 par value, authorized 19,500,000 shares,
issued 11,828,305 shares in 2010 and 2009, and outstanding
5,775,691 in 2010 and 5,766,071 in 2009	118	118
Paid-in capital	38,885	38,690
Retained earnings	86,564	80,056	(1)
Accumulated other comprehensive loss	(6,308)	(10,806)
Treasury stock (6,052,614 shares in 2010 and 6,062,234 shares in 2009)	(43,857)	(43,927)
Total stockholders' equity	75,402	64,131
Total liabilities and stockholders' equity	$ 133,296	$ 114,240

(1) Revised due to prior period corrections. See Note 20 of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years Ended March 28, 2010, March 29, 2009 and March 30, 2008

(In thousands, except for share data)

	2010	2009	2008
Revenues	$ 180,023	$ 113,518	$ 139,165	(1)
Operating expenses
Cost of revenues	131,377	76,554	98,509
Administrative and manufacturing overhead	38,248	33,545	34,771
Other insurance settlements	(112)	(90)	(90)
Total operating expenses	169,513	110,009	133,190

Operating income	10,510	3,509	5,975	(1)
Investment and Other Income
Lease income	923	3,762	4,271
Lease expense	(62)	(523)	(1,157)
Other income, net	697	962	794
Gain on available-for-sale securities	72	47	96
Total Investment and Other income	1,630	4,248	4,004
Income before income taxes	12,140	7,757	9,979	(1)
Income tax expense	(4,331)	(2,975)	(3,394)	(1)
Net income	$ 7,809	$ 4,782	$ 6,585	(1)

Net income per Common Share
Basic	$ 1.35	$ 0.83	$ 1.16	(1)
Diluted	$ 1.35	$ 0.83	$ 1.16

Dividends declared per Common Share	$ 0.23	$ 0.20	$ 0.40

Weighted Average Shares Outstanding
Basic	5,772	5,764	5,684
Diluted	5,787	5,780	5,687

(1) Revised due to prior period corrections. See Note 20 of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 28, 2010, March 29, 2009 and March 30, 2008

(In thousands)

	2010	2009	2008
OPERATING ACTIVITIES
Net income	$ 7,809	$ 4,782	$ 6,585	(1)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,498	4,619	4,619
Loss (gain) on disposal of fixed assets	166	(52)	(3)
Realized loss (gain) on available-for-sale securities	(72)	(47)	(96)
Pension expense (benefit)	2,566	(2,770)	(125)
Post retirement health expense (benefit)	176	(678)	(684)
Deferred income tax expense (benefit)	(1,176)	661	827
Stock based compensation	265	183	125
Changes in operating assets and liabilities
Accounts receivable	(8,368)	(3,292)	734
Costs and estimated profits in excess of billings on incomplete contracts	(8,349)	(697)	7,359
Inventory	32	82	(62)
Insurance receivable	1,377	63	428
Other assets	1,434	(859)	1,566
Accounts payable and accruals	4,153	4,304	(8,767)
Accrued payroll and related liabilities	1,444	140	(140)
Contract loss reserve	-	(182)	(1,791)
Billings in excess of costs and estimated profits on incomplete contracts	5,005	4,902	1,274
Environmental and other reserves	(223)	(319)	(582)
Income taxes payable	(523)	769	(686)	(1)
Other liabilities	(97)	(34)	94
Net cash provided by operating activities	10,117	11,575	10,675
INVESTING ACTIVITIES
Purchases of marketable securities	(11,506)	(18,055)	(9,274)
Sales of marketable securities	6,504	2,485	6,824
Maturities of marketable securities	3,643	7,482	7,500
Proceeds from disposal of fixed assets	24	106	18
Capital expenditures	(2,041)	(2,519)	(2,774)
Payments for acquisition	-	(7,948)	-
Net cash provided by (used in) investing activities	(3,376)	(18,449)	2,294
FINANCING ACTIVITIES
Restricted cash	(1,820)	(24)	(451)
Dividends paid on common stock	(1,301)	(1,151)	(2,826)
Net cash used in financing activities	(3,121)	(1,175)	(3,277)
Net increase (decrease) in cash and cash equivalents	3,620	(8,049)	9,692
Cash and cash equivalents at beginning of year	4,551	12,600	2,908
Cash and cash equivalents at end of the year	$8,171	$4,551	$12,600

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$ 6,170	$ 1,780	$ 1,980
Cash paid for interest	$ 81	$ -	$ -

Supplemental disclosures of non-cash information:
Liability for capital expenditure	$ 11	$ 150	$ -

(1) Revised due to prior period corrections. See Note 20 of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
Years Ended March 28, 2010, March 29, 2009 and March 30, 2008

(In thousands, except per share amounts)	Out-standing Shares	Common Stock	Paid-in Capital	Retained Earnings	Treasury Shares	Treasury Stock	AOCI*	Total Stock-holders' Equity	Other Compre- hensive Income
Balance as of April 1, 2007	5,638,676	$ 120	$ 40,273	$ 72,125	6,317,350	$(45,775)	$ (827)	$ 65,916	$ 1,282	(1)
Stock based compensation			125					125
Issuance of restricted stock units	7,600		(55)		(7,600)	55
Exercise of stock options	111,345	(2)	(2,972)		(239,066)	1,732		(1,242)
Tax benefit on stock options
exercised			1,166					1,166
Net income				6,585				6,585	6,585	(1)
Dividends declared				(2,285)				(2,285)
Unrealized gain on available-for-sale securities net of tax of $59							115	115	115
Minimum pension liability adjustment, net of tax of $1,282							(2,489)	(2,489)	(2,489)
Balance as of March 30, 2008	5,757,621	$ 118	$ 38,537	$ 76,425	6,070,684	$(43,988)	$ (3,201)	$ 67,891	$ 4,211	(1)
Stock based compensation			183					183
Issuance of restricted stock units	5,250		(38)		(5,250)	38
Exercise of stock options	3,200		8		(3,200)	23		31
Net income				4,782				4,782	4,782
Dividends declared				(1,151)				(1,151)
Unrealized loss on available-for-sale securities net of tax of $78

							154	154	154
Minimum pension liability adjustment, net of tax of $3,997
							(7,759)	(7,759)	(7,759)
Balance as of March 29, 2009	5,766,071	$ 118	$ 38,690	$ 80,056	6,062,234	$(43,927)	$ (10,806)	$ 64,131	$ (2,823)
Stock based compensation			265					265
Issuance of restricted stock units	4,500		(33)		(4,500)	33		-
Exercise of restricted stock units	5,120		(37)		(5,120)	37		-
Net income				7,809				7,809	7,809
Dividends declared				(1,301)				(1,301)
Unrealized loss on available-for-sale securities net of tax of $43

							(83)	(83)	(83)
Minimum pension liability adjustment, net of tax of $2,451
							4,758	4,758	4,758
Unrealized loss on foreign currency contracts, net of tax of $91
							(177)	(177)	(177)
Balance as of March 28, 2010	5,775,691	$ 118	$ 38,885	$ 86,564	6,052,614	$(43,857)	$ (6,308)	$ 75,402	$ 12,307

*AOCI: Accumulated Other Comprehensive Income/(Loss)

(1) Revised due to prior period corrections. See Note 20 of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 28, 2010, March 29, 2009 and March 30, 2008

1. PRINCIPAL ACCOUNTING POLICIES

(A) Business -Todd Shipyards Corporation ("we", "us", or "our") was organized in 1916 and has operated a shipyard in Seattle, Washington (the "Shipyard") since incorporation. We are incorporated under the laws of the State of Delaware and operate shipyards through our wholly owned subsidiaries, Todd Pacific Shipyards Corporation ("Todd Pacific") and Everett Shipyard, Inc. ("ESI"). Todd Pacific has historically been engaged in the repair/overhaul, conversion and construction of commercial and military ships. On March 31, 2008, our subsidiary Everett Ship Repair and Drydock, Inc. ("Everett") acquired the assets of ESI and subsequently changed its name to ESI. ESI is engaged in repair, overhaul, and conversion work of commercial and government owned vessels. We consider ourselves to operate under one segment.

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

(B) Basis of Presentation - The Consolidated Financial Statements include our accounts and those of our wholly owned subsidiaries, Todd Pacific, ESI, and TSI Management, Inc. ("TSI"). We eliminated all inter-company transactions. In accordance with our policy of ending our fiscal year on the Sunday nearest March 31, our fiscal year 2010 ended on March 28, 2010, fiscal year 2009 ended on March 29, 2009, and fiscal year 2008 ended on March 30, 2008 and each of these fiscal years included 52 weeks.

(C) Estimates - The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, including those related to long term contracts and projects, income taxes, pensions and other post retirement benefits, workers' compensation, warranty obligations, environmental and bodily injury reserves, other reserves, inventory, contingencies and litigation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. The results of our estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from the estimates under different assumptions or conditions.

(D) Revenue Recognition - We recognize revenue, contract costs, and profit on the percentage-of-completion method based upon the percentage of work completed to date compared to the estimate of total work at completion. Using the percentage-of-completion method requires us to make certain estimates of the total cost to complete a project, estimates of project schedule and completion dates, estimates of the percentage at which the project is complete, estimates of award fees earned, estimates of annual overhead rates and estimates of amounts of any probable unapproved claims and/or change orders. These estimates are continuously evaluated and updated by experienced project management and accounting personnel assigned to these activities, and senior management also reviews them on a periodic basis. When adjustments in contract value or estimated costs are determined, we generally reflect any changes from prior estimates in revenue in the current period. We collect amounts from customers, which under common trade practices are referred to as sales taxes, and record these amounts on a net basis.

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

  Fixed-price: We recognize revenue and profits on fixed-price contracts on the percentage-of-completion method based on percentage of work completed to date compared to the estimate of total work at completion.

Performance Incentives and Award Fees - Many contracts contain positive and negative profit incentives based upon performance relative to predetermined targets that may occur during or subsequent to completion of the job. These incentives take the form of potential additional fees earned or penalties incurred. We record incentives and award fees that we can reasonably estimate over the performance period of the contract. We recognize incentives and award fees that we cannot reasonably estimate when they are awarded.

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

(G) Accounts Receivable and Costs in Excess of Billings - Accounts receivable represents primarily Government and commercial receivables, net of allowance for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on historical customer experience and other currently available evidence. When we deem a specific account to be uncollectible, the account is written off against the allowance. We did not establish a reserve for fiscal years 2010 or 2008, but did reserve $0.3 million in fiscal year 2009.

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

(J) Long-lived Assets - We recognize impairment losses relating to long-lived assets based on several factors, including, but not limited to, our plans for future operations, recent operating results and projected cash flows. We evaluate long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on the expected undiscounted cash flow attributable to that asset or group of assets. The amount of any impairment is measured as the difference between the carrying value and the fair value of the subject asset. We do not have any long-lived assets, including intangible assets, that we consider impaired. For the fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008 we indicated no such impairment for long-lived assets.

(K) Goodwill and Intangible Assets - We recorded $1.1 million of goodwill and $2.2 million of intangible assets when we acquired the assets of Everett Shipyard, Inc. on March 31, 2008. The acquired intangible assets include customer base, non-compete agreements, and trade name.

Intangible Assets
	Net Book Value as of March 28, 2010 (in millions)	Useful Life (in years)
Customer relationships	$1.1	8
Non-compete agreements	0.4	5
Trade name	0.1	15
Goodwill	1.1	indefinite
Total intangible assets	$2.7

The related amortization expense reflected in our income statement was $0.3 million for the twelve month periods ended March 28, 2010 and March 29, 2009. There was no such related amortization expense during fiscal year 2008. We expect the annual amortization expense for intangible assets to be $0.3 million for each of the next five years.

We do not amortize goodwill but rather test it for impairment annually, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The annual test for goodwill impairment is a two-step process. First, we determine if the carrying value of our related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we then compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. We conducted our most recent test for impairment as of March 28, 2010, and we determined that there was no impairment to goodwill.

We estimate the fair values of the acquired business enterprise using a discounted cash flow forecast. We forecast future cash flows by combining our best estimate of future sales and operating costs, based on existing firm orders, expected future orders, contracts with suppliers, labor agreements, and general market conditions. Changes in these forecasts could change the amount of impairment recorded, if any.

(L) Income Taxes - We account for income taxes using the asset and liability method, whereby deferred income taxes are recorded for the temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes. We report the tax effects of these temporary differences as deferred income tax assets and liabilities on the balance sheet, measured using federal income tax laws and tax rates that are currently in effect. We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or the entire deferred income tax asset will not be realized. No valuation allowance was deemed necessary in fiscal years 2010 or 2009.

We use a more-likely-than-not threshold for the financial statement recognition and measurement of tax positions taken or expected to be taken in our tax returns. A liability is recorded for the difference between the benefit recognized and measured for financial statement purposes and the tax position taken or expected to be taken in our tax returns. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. Tax-related interest and penalties are classified as interest expense and operating expense, respectively.

There is a liability for uncertain tax positions of $0.2 million as of March 28, 2010 and $0.3 million as of March 29, 2009. See further discussion in Income Taxes (Note 7). There were no unrecognized tax benefits as of March 30, 2008.

We recognized $0.2 million of interest related to recorded uncertain tax provisions during the year ended March 28, 2010, which is classified as interest expense.

Tax years that remain open for examination by federal taxing authorities include 2007, 2008, 2009 and 2010.

(M) Environmental Remediation, Bodily Injury, Other Reserves, and Insurance Receivable - For current operating activities, costs of complying with environmental regulations are immaterial and expensed as incurred. Environmental costs are capitalized if the costs extend the life of the property and/or increase its capacity.

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

We record accruals for bodily injury liabilities when it is probable that we incurred a liability and the amount of the liability can be reasonably estimated based on the known facts. Civil actions relating to toxic substances vary according to the case's fact patterns, jurisdiction and other factors. Accordingly, any potential expenses for claims that will be filed in the future related to alleged damages from past exposure to toxic substances are not estimable and, as such, are not included in our reserves. We record a charge against earnings when a liability associated with a claim, or pending or threatened litigation matter, is probable and our exposure can be reasonably estimated. The ultimate resolution of any claim or exposure to us may change as additional facts and circumstances become known.

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

(N) Stock Based Compensation - We account for stock compensation associated with the restricted stock awards, restricted stock grant agreement, and performance share awards by estimating the compensation cost for all stock based awards at fair value on the date of the grant, and recognizing compensation expense over the service period for awards expected to vest. We estimate the fair value of stock-based awards using the Black-Scholes option-pricing model, and amortize the fair value on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. We estimate future forfeitures and recognize compensation costs only for those equity awards expected to vest. Estimating the percentage of stock awards that will ultimately vest requires judgment. We will record such amounts as an increase or decrease in stock-based compensation in the period we revise the estimates, to the extent that actual results or updated estimates differ from our current estimates. We consider many factors when estimating expected forfeitures, including historical voluntary terminations. Actual forfeitures could differ from our current estimates.

(O) Earnings per Share - We compute basic earnings per share based on weighted average shares outstanding. Diluted earnings per share include the effects of dilutive securities except where their inclusion is anti-dilutive.

(P) Comprehensive Income - We report unrealized gains or losses on our available-for-sale securities as other comprehensive income (loss) in the consolidated balance sheets and statement of stockholders' equity. Changes in the funded status of the pension and postretirement plans are also reflected as a portion of comprehensive income. Unrealized gains or losses on foreign currency hedging instruments are reflected in Comprehensive Income.

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

We derive a significant portion of our revenues from Government contracts. Revenues from the Government were 95%, 65% and 76% for fiscal years 2010, 2009 and 2008, respectively. As such, accounts receivable balances owed by the Government at any one time can be significant. As of March 28, 2010, trade accounts receivable totaled $22.3 million, of which three Government customers totaled $21.6 million of accounts receivable, each accounting for more than 10% of the balance. As of March 29, 2009, trade accounts receivable totaled $12.4 million, of which three customers, including two Government customers, totaled $8.4 million of accounts receivable, each accounting for more than 10% of the balance.

(R) Fair Value of Financial Instruments - The carrying value of financial instruments including cash and cash equivalents, securities available for sale, accounts receivable and accounts payable approximates their fair values based on the short term nature of the instruments. The fair value of our marketable equity securities is determined using quoted prices in active markets for identical assets or similar instruments. Unrealized gains (losses) are recorded in other comprehensive income.

2. RECENT ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements that we adopted or will adopt in the near future are as follows:

In June 2009, the Financial Accounting Standards Board ("FASB") issued the FASB Accounting Standards Codification (the "Codification") for financial statements issued for interim and annual periods ending after September 15, 2009, which was effective for us beginning in the third quarter of fiscal year 2010. The Codification became the single authoritative source for GAAP. Accordingly, previous references to GAAP accounting standards are no longer used in our disclosures, including these Notes to Consolidated Financial Statements. The Codification does not affect our consolidated financial position, cash flows, or results of operations.

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

On March 30, 2009, we adopted the accounting standard regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued. This standard was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. We evaluated subsequent events through the issuance of our consolidated financial statements.

On March 30, 2009, we adopted the accounting standard designed to create greater clarity and consistency in accounting for, and presenting impairment losses on, debt securities. This standard was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. This adoption did not have an impact to our consolidated financial statements.

3. RESTRICTED CASH

The majority of our restricted cash balances are short term and are related to retention on our WSF new construction contracts. We also have long-term restricted cash deposits relate to the Harbor Island Superfund site clean up and will be released upon our satisfying certain remediation provisions.

4. SECURITIES AVAILABLE FOR SALE

Securities available for sale are carried at fair value. The following is a summary of securities available-for-sale:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 28, 2010
Debt securities
U.S. treasury securities and agency obligations	$ 13,779	$ 159	(8)	$ 13,930
U.S. corporate securities	6,032	61	(2)	6,091
Total securities	$ 19,811	$ 220	$ (10)	$ 20,021

March 29, 2009
Debt securities
U.S. treasury securities and agency obligations	$ 13,066	$ 325	(10)	$ 13,381
U.S. corporate securities	5,602	40	(20)	5,622
Total securities	$ 18,668	$ 365	$ (30)	$ 19,003

The cost and fair value of our available-for-sale debt securities that are carried at fair value at March 28, 2010, by contractual maturity, are shown below (in thousands):

(In thousands)	Cost	Fair Value
Debt securities
Due in one year or less	$ 7,518	$ 7,593
Due in more than one year but less than three years	12,293	12,428
Total	$ 19,811	$ 20,021

The following table shows our investments' gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

(In thousands)	< 12 months		> 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 28, 2010
U.S. treasury securities and agency obligations	$ 4,072	$ (2)	$ 9,858	$ (6)	$ 13,930	$ (8)
U.S. corporate securities	3,521	-	2,570	(2)	6,091	(2)
Total	$ 7,593	$ (2)	$ 12,428	$ (8)	$ 20,021	$ (10)

March 29, 2009
U.S. treasury securities and agency obligations	$ 1,035	$ -	$ 12,346	$ (10)	$ 13,381	$ (10)
U.S. corporate securities	2,108	(2)	3,514	(18)	5,622	(20)
Total	$ 3,143	$ (2)	$ 15,860	$ (28)	$ 19,003	$ (30)

The unrealized losses of these investments represented approximately less than 1% of the cost of the investment portfolio at March 28, 2010 and March 29, 2009.

We recorded gross realized gains (in thousands of dollars) of $30, $48 and $99 on sales of available-for-sale securities for fiscal years 2010, 2009 and 2008, respectively.

We recorded gross realized losses (in thousands of dollars) of $102, $1 and $3 on sales of available-for-sale securities for fiscal years 2010, 2009 and 2008, respectively.

We had no charge for fiscal year 2010 or fiscal year 2009 attributable to the impairment of publicly traded securities.

We reviewed all of our investments with unrealized losses at March 28, 2010 in accordance with our impairment policy described in Note 1. This evaluation concluded that these declines in fair value were temporary after considering:

  That the losses for securities in an unrealized loss position for less than 12 months were interest related.

  For securities in an unrealized loss position for 12 months or more, the financial condition and near-term prospects of the issuer of the security including any specific events that may affect its operating or earning potential.

  Our intent and ability is to hold the security long enough to recover its value.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and accumulated depreciation at March 28, 2010 and March 29, 2009 consisted of the following (in thousands):

	03/28/10	03/29/09

Land and buildings	$ 27,565	$ 27,457
Drydocks	16,789	16,480
Piers and wharves	26,514	26,496
Computer hardware	1,958	2,857
Computer software	3,645	4,019
Equipment	33,668	33,318

Property and equipment, gross	110,139	110,627

Less: accumulated depreciation	(80,423)	(78,582)

Property and equipment, net	$ 29,716	$ 32,045

We recognized $4.2 million, $4.3 million, and $4.6 million of depreciation expense in fiscal years 2010, 2009, and 2008, respectively.

6. PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS

We sponsor the Todd Shipyards Corporation Retirement System (the "Plan"). We measure the funded status of the Plan as the difference between the fair market value of the Plan assets and the Projected Benefit Obligation ("PBO"). As of March 28, 2010, the Plan assets exceeded the PBO by $11.7 million. This created a positive funded status, which was recognized as a non-current asset in the statement of financial position. We record these amounts in Accumulated Other Comprehensive Income ("AOCI"). These amounts consist of gains or losses, prior service costs or credits and transition obligations, or assets which have not yet been recognized in the net periodic benefit cost. As of March 28, 2010, the Plan had an accumulated actuarial net loss of $15.0 million and an accumulated prior service cost of $0.1 million. We recognized a benefit, net of tax, of $4.2 million in AOCI during fiscal year 2010.

As of March 29, 2009, the Plan assets exceeded the PBO by $7.9 million and the Plan had an accumulated actuarial net loss of $21.2 million and an accumulated prior service cost of $0.1 million. For the fiscal year 2009, we recognized a charge, net of tax, of $7.8 million associated with the Plan in AOCI.

We sponsor a retirement health care plan for certain retired administrative employees (the "Retiree Medical Plan"). We measure the funded status of the Retiree Medical Plan as the difference between the fair market value of Retiree Medical Plan assets and the Accumulated Post Benefit Obligation ("APBO"). As of March 28, 2010, the APBO exceeded Retiree Medical Plan assets by $6.2 million. This created a negative funded status, which is recognized as a non-current liability in the statement of financial position. We record these amounts in AOCI. These amounts consist of gains or losses, prior service costs or credit and transition obligations or assets, which have not yet been recognized in the net periodic benefit costs. As of March 28, 2010, the Retiree Medical Plan had an accumulated actuarial net gain of $5.5 million. For the fiscal year 2010, we recognized a benefit, net of tax, of $0.6 million associated with the Retiree Medical Plan in AOCI.

As of March 29, 2009, the APBO exceeded Retiree Medical Plan assets by $9.9 million and the Retiree Medical Plan had an accumulated actuarial net gain of $4.6 million.

We provide pension benefits and postretirement benefits to employees as described below.

Nonunion Pension Plan - We sponsor the Todd Shipyards Corporation Retirement System (the "Plan"), a noncontributory defined benefit plan under which all nonunion employees hired on or before April 9, 2007 are covered. On January 25, 2010, the Board of Directors adopted a restatement of the Plan with an effective date of July 1, 2009. The benefits are based on years of service and the employee's compensation before retirement. Our funding policy is to fund such retirement costs as required to meet allowable deductibility limits under current Internal Revenue Service regulations. The Plan assets consist principally of common stocks and Government and corporate obligations. The Plan was amended as of April 6, 2007, to freeze membership in the Plan effective for new hires and employees transferring from union to non-union employment status on and after April 10, 2007, and to provide that employees rehired on and after April 10, 2007 are ineligible to accrue benefits on and after that date.

Under a provision of the Omnibus Budget Reform Act of 1990 ("OBRA '90") we transferred approximately $0.4 million in fiscal year 2009 of excess pension assets from the Plan into a fund to pay retiree medical benefit expenses. OBRA '90 was modified by the Work Incentives Improvement Act of 1999 and subsequently updated April 10, 2004 by the Pension Funding Equity Act ("HR-3108") to extend annual excess asset transfers through the fiscal year ending March 30, 2014.

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

We established a Voluntary Employee Beneficiary Association Trust ("VEBA Trust") to fund health benefits for certain retired employees in the fourth quarter of fiscal year 2009. During the first quarter of fiscal year 2010, we transferred $2.9 million to the VEBA Trust. Upon completion of the transfer of these funds, we reduced our current assets by $2.9 million and our medical retiree liability by a corresponding amount. We commenced paying certain retiree health benefits from this fund in the first quarter of the current year. We anticipate that we will pay current year retiree health benefits from the VEBA Trust and that we will pay all future retiree health benefits from the VEBA Trust until this fund is exhausted.

The following is a reconciliation of the benefit obligation, plan assets, and funded status of our sponsored plans as measured at March 28, 2010 and March 29, 2009.

(In thousands)	Pension Benefits		Other Post Retirement Benefits
	2010	2009	2010	2009
Change in projected benefit obligation
Projected benefit obligation at beginning of the year	$ 25,308	$ 27,970	$ 9,852	$ 10,654
Service cost	594	577	-	-
Interest cost	1,741	1,669	649	630
Actuarial loss (gain)	3,722	(1,602)	(1,485)	(520)
Benefits paid, net	(2,445)	(3,306)	(878)	(912)
Projected benefit obligation at end of year	$ 28,920	$ 25,308	$ 8,138	$ 9,852
Accumulated benefit obligation at end of year	$ 26,771	$ 23,731
Change in plan assets
Fair value of plan assets at the beginning of the year	$ 33,250	$ 45,023	$ -	$ -
Actual gain (loss) on plan assets	9,772	(10,937)	20	-
Asset transfer	-	(400)	-	400
Contributions	-	2,870	2,930	620
Benefits paid	(2,445)	(3,306)	(983)	(1,020)
Fair value of plan assets at the end of the year	$ 40,577	$ 33,250	$ 1,967	$ -
Funded status reconciliation
Funded status of plan	$ 11,657	$ 7,942	$ (6,171)	$ (9,852)
Deferred asset (liability)	$ 11,657	$ 7,942	$ (6,171)	$ (9,852)
Less: Current portion included in "Accounts payable and accruals"			-	1,151
Long-term accrued post retirement health benefits			$ (6,171)	$ (8,701)
Weighted average assumptions
Discount rate (1)	5.5%	7.0%	5.5%	7.0%
Expected return on plan assets (2)	6.5%	6.5%	0.6%	-
Rate of compensation increase	4.0%	4.0%	-	-
Medical trend rate of retirees (3)			7.8%	8.0%

(1) We estimated our discount rate at 5.5% at the end of fiscal year 2010 to reflect the rate at which our own cash flow obligations could be securitized as of March 28, 2010.

(2) We rely on historical rates of return by asset class, returns expected to be available for reinvestment and the current and expected asset allocation strategy to determine our expected long-term rate of return assumptions. We have set our expected return on plan assets assumption at fiscal year end 2010 at 6.5%.

(3) Post retirement benefit medical trend rate in fiscal year 2010 is 7.8% graded to 4.7% over 49 years. For fiscal year 2009, the rate was 8.0% graded to 6.0% over 2 years. The projected decrease in the medical cost trend rate is based on the belief that medical cost increases will begin slowing because economic forces will not allow double digit medical cost increases to continue indefinitely.

The following is a schedule of amounts recognized in accumulated other comprehensive loss (income):

(In thousands)	Pension Benefits		Other Post Retirement Benefits
	2010	2009	2010	2009
Net actuarial loss (gain)	$ 14,960	$ 21,230	$ (5,517)	$ (4,589)
Prior service cost	56	67	-	-
Total recognized in accumulated other comprehensive loss (income)	$ 15,016	$ 21,297	$ (5,517)	$ (4,589)

The following is a schedule of the components of the net periodic benefit cost:

(In thousands)	Pension Benefits			Other Post Retirement Benefits
	2010	2009	2008	2010	2009	2008
Components of net periodic benefit cost
Service cost	$ 594	$ 577	$ 635	$ -	$ -	$ -
Interest cost on projected benefit obligation	1,741	1,669	1,627	649	630	617
Expected return on plan assets	(2,093)	(3,075)	(3,432)	(158)	-	-
Amortization of prior service cost	11	11	11	-	-	-
Recognized actuarial (gain) loss	2,314	518	60	(419)	(395)	(389)
Net periodic (benefit) cost before asset transfer	2,567	(300)	(1,099)	72	235	228
Asset transfer *	-	400	973	-	(400)	(973)
Contributions for key employees	-	-	-	-	-	-
Net periodic cost (benefit)	$ 2,567	$ 100	$ (126)	$ 72	$ (165)	$ (745)

*For payment of retiree medical benefits related to the 401 (h) Plan in accordance with OBRA '90.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

(In thousands)	Other Post Retirement Benefits
	2010	2009
Health care cost trend sensitivity analysis
Effect of a 1% increase in the health care cost trend on:
Service cost plus interest cost	$ 27	$ 32
Accumulated post retirement benefit obligation	$ 487	$ 663
Effect of a 1% decrease in the health care cost trend on:
Service cost plus interest cost	$ (24)	$ (29)
Accumulated post retirement benefit obligation	$ (442)	$ (596)

INVESTMENT POLICIES AND STRATEGIES

We adopted an investment policy for the Plan that incorporates a strategic, long-term asset allocation mix designed to best meet our long-term pension obligations.

Pension plan fiduciaries set the investment policies and strategies for the Plan. This includes the following:

  Selecting investment managers.

  Setting long-term and short-term target asset allocations.

  Periodic review of the target asset allocations, and if necessary to make adjustments based on changing economic and market conditions.

  Monitoring the actual asset allocations, and when necessary, rebalancing to the current target allocation.

Asset allocations - The weighted-average asset allocations for the Plan by asset categories at March 28, 2010 and March 29, 2009 are as follows:

	Pension Benefits
	2010	2009
Asset category
US Equities	53%	48%
Fixed income	38%	47%
International equities	9%	5%
	100%	100%

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

Fair Value Measurements

The following table presents our plan assets using the fair value hierarchy as of March 28, 2010. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

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

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as of March 28, 2010:

(In thousands)	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value
Cash	$ 48	-	-	-	$ 48
Money market	-	1,395	-	-	1,395
Domestic common stock	-	18,446	-	-	18,446
Foreign common stock	-	3,171	2,633	-	5,804
US Government and Agency Securities	-	-	7,415	-	7,415
Corporate Debt Securities	-	-	7,309	-	7,309
Total	$ 48	$ 23,012	$ 17,357	$ -	$ 40,417

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

The assumed long-term return on pension plan assets used for the year ending March 28, 2010 was 6.5%.

Medicare Drug Act

On December 8, 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("MMA") was signed into law. MMA introduces prescription drug benefit under Medicare Part D as well as a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We sponsor a post retirement health care benefit plan that provides prescription drug benefits that are deemed actuarially equivalent to Medicare Part D. We paid gross Retiree Medical Plan benefits of $0, $1.0 million and $1.0 million and recognized Medicare Part D reimbursements of $0.1 million, $0.1 million and $0.1 million in fiscal years 2010, 2009 and 2008, respectively.

We began reflecting the impact due to MMA effective March 31, 2005 and assume it will be in place for the lifetime of the plan. The Patient Protection and Affordable Care Act, which was signed into law in March 2010, will result in our Medicare Part D subsidy becoming taxable in 2013.

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

Estimated ten years of future pension benefit payments, post-retirement premiums, and Medicare Part D subsidy payments according to our latest actuarial results (including expected future service) are as follows (in thousands):

Fiscal Year	Pension Benefits	Other Post Retirement Benefits	Medicare Part D Subsidy
2011	$ 2,142	$ 1,067	$ 100
2012	2,240	1,052	99
2013	2,113	1,021	96
2014	2,091	964	92
2015	1,912	914	87
2016 - 2020	9,560	3,729	354

Union Pension Plans - We participate in several multi-employer defined benefit and/or defined contribution pension plans, which provide benefits to our collective bargaining employees. The expense for these plans totaled $3.8 million, $2.3 million and $3.2 million, for fiscal years 2010, 2009 and 2008, respectively.

Savings Investment Plan - We sponsor a Savings Investment Plan (the "Savings Plan"), under Internal Revenue Code Section 401(k), covering all non-union employees. Under the terms of the Savings Plan, which we modified in fiscal year 2001, we now contribute an amount up to 2.4% of each participant's annual salary depending on the participant's Savings Plan contributions. These contributions are subject to a two-year cliff-vesting. We incurred expenses related to this plan of $0.2 million, $0.1 million, and $0.2 million in fiscal years 2010, 2009, and 2008, respectively.

7. INCOME TAXES

Components of the income tax expense are as follows (in thousands):

	2010	2009	2008
Current tax expense	$ 5,506	$ 2,393	$ 2,568
Deferred tax expense (benefit)	(1,175)	582	826
Total income tax expense	$ 4,331	$ 2,975	$ 3,394

The provision for income taxes differs from the amount of tax determined by applying the federal statutory rate and is as follows (in thousands):

	2010		2009		2008
Tax provision at federal statutory tax rate	$ 4,128	34.0%	$ 2,637	34.0%	$ 3,440	34.0%
Non-deductible excise taxes	19	0.2%	164	2.1%	-	0.0%
Other, net	184	1.5%	174	2.3%	(46)	(0.4%)
Income tax expense	$ 4,331	35.7%	$ 2,975	38.4%	$ 3,394	33.6%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Patient Protection and Affordable Care Act, which was signed into law in March 2010, will result in our Medicare Part D subsidy becoming taxable in 2013. This resulted in a $0.5 million reduction in our deferred income tax assets. Our deferred income tax assets and liabilities at March 28, 2010 and March 29, 2009 were as follows (in thousands):

	2010	2009
Deferred income tax assets/liabilities
Accrued employee benefits	$ 4,882	$ 6,161
Environmental and other reserves	3,693	3,769
Other	170	107
Total deferred income tax assets	8,745	10,037

Deferred income tax liabilities
Insurance receivable	(2,593)	(3,258)
Deferred pension income	(4,882)	(3,311)
Accelerated depreciation	(3,326)	(3,078)
Other	(190)	(589)
Total deferred income tax liabilities	(10,991)	(10,236)
Net deferred tax liability	$ (2,246)	$ (199)

As of March 28, 2010 a liability for uncertain tax positions of $0.2 million was recorded for matters which management concluded was more likely than not to be sustained upon audit. The following table summarizes the movement in uncertain tax benefits from March 29, 2009 to March 28, 2010 (in thousands):

	Gross	Net
March 29, 2009 balance	$812	$279
Additions based on current year tax positions	0	0
Additions for prior years' tax positions	0	0
Reductions for prior year's tax positions	0	0
Reductions due to a lapse of the statute of limitations	(283)	(99)
Settlements with tax authorities	0	0
March 28, 2010 balance	$529	$180

We recognized $0.1 million and $0.1 million for interest related to recorded uncertain tax provisions during the years ended March 28, 2010 and March 29, 2009, which was classified as interest expense.

Tax years that remain open for examination by federal taxing authorities include 2007, 2008, 2009 and 2010.

8. LEASES

Operating lease payments charged to expense were $1.0 million, $2.0 million and $1.1 million for fiscal years 2010, 2009 and 2008, respectively. Certain leases contain renewal options and minimum amounts of annual maintenance clauses. Minimum lease commitments at March 28, 2010 are summarized below (in thousands):

Fiscal Year	Operating Leases
2011	$ 1,304
2012	1,256
2013	1,269
2014	1,123
2015	1,072
Thereafter	5,180
$ 11,204

9. FINANCING ARRANGEMENTS

In July 2009, we renegotiated certain terms of our $10.0 million revolving credit facility, which expires July 31, 2011. In July 2009, we also added a new $15.0 million credit facility, which expires July 31, 2013, to support the issuance of letters of credit to meet our performance security obligations on the WSF 64-Auto Ferry new construction project and other commercial new construction projects when performance security is required. As of March 28, 2010, we have letters of credit outstanding of $1.1 million on our revolving credit facility and $11.4 million on our performance letter of credit facility. These reduced our available revolving credit facility and performance letter of credit facility to $8.9 million and $3.6 million, respectively. The revolving credit facility and the performance letter of credit facility, which are renewable on a bi-annual basis, provide us with flexibility in funding our operating cash flow needs. We have certain financial debt covenants that we must meet in order to maintain these credit lines. We were in compliance with all debt covenants as of fiscal year end 2010. We had no outstanding borrowings as of March 28, 2010 and March 29, 2009, respectively.

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

The agreement provides coverage for the known liabilities in an amount greater than our current recorded reserves of $5.4 million. Additionally, we entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

Harbor Island Site History

To date, the EPA has separated the Harbor Island Site into three operable units that affect us: the Soil and Groundwater Unit (the "Soil Unit"), the Shipyard Sediments Operable Unit (the "SSOU") and the Sediments Operable Unit (the "SOU"). We, along with a number of other Harbor Island PRPs, received a Special Notice Letter from the EPA on May 4, 1994 pursuant to section 122 (e) of CERCLA. We entered into a Consent Decree for the Soil Unit in September 1994 under which we agreed to remediate the designated contamination on our property. Removal of floating petroleum product from the water table began in October 1998 and is anticipated to continue through fiscal year 2011.

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

Under the Federal Superfund law, a PRP may have liability for damages to natural resources in addition to liability for remediation. During the fourth quarter of fiscal year 2010, we received a claim for natural resource damages pursuant to CERCLA on behalf of the Elliott Bay Natural Resource Trustees relating to the Site. We have included our best estimate of natural resource damage liability in the environmental remediation reserve. We believe that our estimated potential loss for this claim will be covered by our existing insurance, provided we do not exceed aggregate policy limits, which we do not anticipate.

Other Environmental Remediation Matters

The Port of Tacoma, Washington filed a civil action against us during the fourth quarter of fiscal year 2008 in the United States District Court (Western District of Washington in Tacoma) for contribution under CERCLA and MTCA. We previously disclosed our involvement with the CERCLA and MTCA remediation efforts in the Hylebos Waterway of Commencement Bay in Tacoma, Washington and subsequent natural resources assessment by the statutorily named trustees ("Commencement Bay Trustees"). A former subsidiary of ours operated a shipbuilding operation on the Hylebos Waterway under contract to the Navy during World War I and World War II. The contract between our subsidiary and the Navy for the operation of the shipyard site included an indemnification clause flowing from the Navy to our subsidiary. We have tendered any potential liability to the Navy pursuant to this contract. The Government to date has not accepted this tender nor has it agreed to indemnify us. In the fourth quarter of fiscal year 2010, we reached a contingent settlement agreement in this litigation with the Port of Tacoma. The agreement is subject to approval by the Government, which is necessary to protect our potential right of indemnification. The agreement resulted in a $1.3 million charge against cost of revenue in fiscal year 2010.

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

During the second quarter of fiscal year 2010, we received a settlement demand from the Chevron Environmental Management Company, a PRP at the EPC Eastside Disposal site outside of Bakersfield, California. The California Department of Toxic Substances Control first notified us of our PRP status at the site in 1995, and having asserted that any potential related liability was discharged in our 1987 Bankruptcy filing, have not been contacted by any agency since that time. We continue to believe that we have no liability at this site as a result of our 1987 bankruptcy filing and intend to continue to assert this defense. We have not established a reserve for this issue as we are unable to estimate the probable outcome.

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

In addition to us, the cases generally include other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers as defendants, and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. We assess claims as they are filed and as the cases develop, dividing them into three different categories based on severity of illness and whether the claim is considered to be active or inactive litigation. Based on current fact patterns, we categorize certain active claims for diseases including mesothelioma, lung cancer and fully developed asbestosis as "malignant" claims. We categorize all other active claims of a less medically serious nature as "non-malignant." We are currently defending approximately 10 "malignant" claims and approximately 184 "non-malignant" claims. Additional information about our claims inventory became available that allowed us to re-classify 371 cases in the fourth quarter of fiscal year 2010, previously classified as "non-malignant" claims, into a new category of "inactive" claims. Our improved ability to track these "inactive" claims, and to accrue for them accordingly, did not have a material impact on our stated reserves. We now include in our reserves acknowledgement of these 371 known inactive claims that could become active upon the presentation of additional evidence of disease and/or exposure by those claimants and/or renewed prosecution of their claims.

The relief sought in all cases varies greatly by jurisdiction and claimant. Included in the approximate 490 cases open as of March 28, 2010 are approximately 565 claimants. The exact number of claimants is not determinable as approximately 87 of the open cases include multiple claimant filings against 20-100 defendants. The filings do not indicate which claimants allege liability against us. Considering known facts, the previously stated 565 claimants is our best estimate.

Approximately 245 cases do not assert any specific amount of relief sought.

Approximately 153 cases assert on behalf of each claimant a claim for compensatory damages of $2 million and punitive damages of $20 million against 20-100 defendants. Approximately 39 cases assert $5-20 million in compensatory and $5-20 million in punitive damages on behalf of each claimant against 20-100 defendants. Approximately 50 cases assert $1-5 million in compensatory and $5-10 million in punitive damages on behalf of each claimant against 20-100 defendants. Approximately three cases seek compensatory damages of less than $1 million per claim. The claims involved in the foregoing cases do not specify against which defendants made which claims or alleged dates of exposure.

Based upon settled or concluded claims to date, we have not identified any correlation between the amount of the relief sought in the complaint and the final value of the claim. We and our insurers are vigorously defending these actions.

Bodily injury reserves decreased from $5.0 million at March 29, 2009 to $3.0 million at March 28, 2010. Bodily injury insurance receivables also decreased from $3.8 million at March 29, 2009 to $2.1 million at March 28, 2010. We classified these bodily injury liabilities and receivables within our consolidated balance sheets as environmental and other reserves, and insurance receivables, respectively.

We entered into agreements with several of our insurers to provide coverage for a significant portion of settlements and awards related to these bodily injury claims. These agreements have aggregate limits on amounts to be paid overall and formulas for amounts of payment on individual claims. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims. The two most significant agreements provide coverage applicable to claims of exposure to asbestos occurring between 1949 and 1976 and occurring between 1976 through 1987. Insurance coverage for exposures to asbestos was no longer available from the insurance industry after 1987. Due to changes in federal regulations in the 1970s that resulted in the swift decline in commercial and military application of asbestos and increased regulation over the handling and removal of asbestos, there exists minimal risk of claims arising from exposure after 1987. We utilize contractual formulas to determine the amount of coverage from each agreement on each claim settled or litigated. Once the initial date of alleged exposure to asbestos becomes evident, all contractual years subsequent to that date participate in the settlement. Since all known claims involve alleged exposure prior to 1976, the 1976 through 1987 agreement will participate in the settlement or judgment of all outstanding claims that are settled or litigated. As a result and as further discussed below, the 1976 through 1987 agreement will exhaust prior to the 1949 through 1976 agreement. Based on historical claims settlement data only, we project that at March 28, 2010, the 1949 through 1976 agreement will provide coverage for an additional 21.9 years and the 1976 through 1987 agreement will provide coverage for an additional 1.9 years. At March 29, 2009, we projected that these agreements would provide coverage for an additional 21.6 years and 2.1 years, respectively. We resolved 8 malignant claims in fiscal year 2010 compared with 8 in 2009 and 6 in 2008. If historical settlement patterns or the rate of filing for new cases change in future periods, these estimated coverage periods could be shorter or longer than anticipated. Moreover, if one or both of these coverages are exhausted at some future date, our costs related to subsequent claims and associated legal expenses previously covered by these insurance agreements may increase.

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

We recorded $1.0 million in charges against earnings in fiscal years 2010, and none in fiscal years 2009 or 2008, relating to additional reserves for environmental and bodily injury matters. We classified these charges in our Consolidated Statements of Income as a provision for environmental and other reserves. We charge our remediation costs and bodily injury claims paid against the recorded reserves when paid. In certain cases, amounts we pay are reimbursable under our existing contractual arrangements with several insurance companies. These reimbursements reduce the environmental insurance receivables when collected. In other cases, we manage work conducted by third party vendors and submit invoices to our insurance companies for reimbursement on behalf of the third party vendor. In these cases, the insurance companies reimburse the third party vendor directly. We take these expenses and payments associated with third party vendors into consideration when estimating our environmental and bodily injury liabilities and amounts available for reimbursement under our contractual arrangements. In addition to providing coverage for assessments or settlements of claims, the agreements also provide for costs of defending and processing such claims.

We continue to negotiate with our insurance carriers and prior landowners and operators for certain past and future remediation costs. We reached various agreements with our insurance carriers regarding the carriers' obligations for property damage occurring in previous fiscal years. We did not record these settlements as income in fiscal years 2010, 2009, or 2008. Any settlements would be classified as other insurance settlements in our Consolidated Statements of Income.

We provided total aggregate reserves of $10.9 million as of March 28, 2010 for the above-described contingent environmental and bodily injury liabilities. Due to the complexities and extensive history of our environmental and bodily injury matters, the amounts and timing of future expenditures are uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on our financial position, cash flows or results of operations.

We have various insurance policies and agreements that provide coverage of the costs to remediate environmental sites and for the defense and settlement of bodily injury cases. These policies and agreements are primarily with two insurance companies. Based upon the current credit rating of both of these companies, we anticipate that both parties will be able to perform under the policy or agreement. As of March 28, 2010, we recorded an insurance receivable asset of $7.6 million to reflect contractual arrangements with several insurance companies to share costs for certain environmental and bodily injury matters.

Included in the reserves are estimated final sediment remediation costs for Harbor Island of $2.5 million that are expected to occur within the next 15 years after certain piers reach the end of their useful lives. These costs are reflected in our balance sheet under Environmental and Other Reserves. Similarly, the insurance receivable of $2.5 million relating to these reserves is reflected in our balance sheet under Insurance Receivable.

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

Since establishing the reserve, we paid approximately $0.4 million and $0.1 million and $0.1 million in claims in fiscal years 2010, 2009 and 2008, respectively, against the reserve.

11. LEASING ACTIVITIES

Lease Income and Lease Expense

We entered into an agreement on January 9, 2006 for the lease of certain facilities and provision of related services to Kiewit-General in connection with the construction of the Hood Canal Floating Bridge. The lease ended in the first quarter of fiscal year 2010. Lease income and lease expense from all facility rentals during fiscal year 2010 were $0.9 million and $0.1 million, respectively.

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

We previously reported that we received notice from the DCAA questioning the reasonableness of a payment to one of our subcontractors on the 2005 dPIA of the aircraft carrier USS John C. Stennis. During the first quarter of our fiscal year 2009 the DCAA issued its final report disapproving $3.1 million of costs related to payments made to the subcontractor and costs incurred by us to perform work which was contracted to the subcontractor. The Navy contracting officer then issued the decision to disallow the costs and withhold the above stated amount from payments due on our current contracts with the Navy. In response, we filed a REA with the Navy contracting officer to allow the $3.1 million in incurred costs. In the event of an unfavorable decision on our REA, we will file an appeal to the Armed Services Board of Contract Appeals or directly to federal court. We established a reserve for this item in the amount of $3.1 million and recorded the resulting transaction as a reduction in revenue in the first quarter of fiscal year 2009. The Navy collected the entire amount in the second quarter of fiscal year 2009 through the non-payment of other outstanding project receivables. In the third quarter of fiscal year 2009, the Navy agreed to return the $3.1 million while the REA and additional information we have provided is under consideration. There are no assurances that the Navy will agree with our REA. Our current financial statements continue to reflect a reserve in billings in excess of sales for the $3.1 million at issue.

Subsequent to the end of fiscal year 2010, in June 2010, we received a Notice of Noncompliance with CAS from the Navy's Puget Sound contracting office relating to our five-year phased maintenance contract to perform repair work on the aircraft carriers located in the Puget Sound. This contract was completed in fiscal year 2009. During the fourth quarter of fiscal year 2007, we reported that the Navy's Puget Sound contracting office notified us of several potential noncompliance issues. The Notice of Noncompliance primarily focuses on our cost allocation methods applicable to our Navy contracts and the allocation methods we use for indirect costs for our work on cost-type contracts. We will begin negotiations with the Navy in the first quarter of fiscal year 2011 in an effort to reach a conclusion acceptable to us and the Navy. There is no assurance that an acceptable resolution will be reached. We believe that we have valid positions and defenses to the findings of noncompliance and will pursue all available avenues of appeal in the event an acceptable resolution is not reached. An unfavorable outcome in this matter could have a significant impact on our cost structure with the Navy and, depending upon the scope of any retroactive relief sought by the Navy, could be material in the period recorded. At this time, we are unable to estimate our potential exposure for this item.

Additionally, in the current fiscal year, the Navy and the DCAA have questioned several modifications we made to our cost allocation methods and the degree to which we allocate indirect costs to work performed under our government cost-type contracts. We believe that we are in compliance with the Federal Acquisition Regulations and are making every effort to resolve these outstanding issues with the Navy's Puget Sound contracting officer. We have submitted proposals for consideration by the Navy to resolve all outstanding government cost accounting issues and began discussions with the Navy during the second quarter of fiscal year 2010. These discussions continued throughout the second half of fiscal year 2010. An unfavorable outcome in these matters could have a significant impact on our cost structure with the Navy and, depending upon the scope of any retroactive relief sought by the Navy, could be material in the period recorded. At the end of fiscal year 2010, we recorded a reserve of $1.1 million to cover our estimated exposure for these unresolved government cost accounting issues on our cost-type contracts for fiscal year 2010.

13. COLLECTIVE BARGAINING AGREEMENT

Todd Pacific currently operates under the terms and conditions of a collective bargaining agreement with the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific). The five-year agreement is in effect from August 1, 2008 to July 31, 2013. The shipyard workers employed by Everett are represented by the Boilermakers and Carpenters Unions under a collective bargaining agreement that will expire on July 31, 2010. During fiscal year 2010, an average of approximately 600 of our Shipyard employees were covered by these union contracts. At March 28, 2010, approximately 600 workers were employed under these contracts. We consider our relations with the various unions to be stable.

14. TREASURY STOCK

During the third quarter of fiscal year 2003, the Board of Directors approved the repurchase of up to 500,000 shares of our common stock from time to time in open market or negotiated transactions. At March 28, 2010 there were 458,100 shares left to be repurchased in the open market or negotiated transactions.

The following table summarizes the total number of common shares outstanding, held in treasury and issued by us during the past three fiscal years. No treasury stock shares were repurchased in fiscal year 2010.

	Outstanding	Held in Treasury	Issued
As of April 1, 2007	5,638,676	6,317,350	11,956,026
Options exercised	239,066	(239,066)	-
Shares issued	7,600	(7,600)	-
Shares retired	(127,721)	-	(127,721)
As of March 30, 2008	5,757,621	6,070,684	11,828,305
Shares issued	8,450	(8,450)	-
As of March 29, 2009	5,766,071	6,062,234	11,828,305
Shares issued	9,620	(9,620)	-
As of March 28, 2010	5,775,691	6,052,614	11,828,305

15. INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	March 28, 2010	March 29, 2009	March 30, 2008
Numerator for basic and diluted net income per share -
Net income	$ 7,809	$ 4,782	$ 6,585	(1)
Denominator for basic net income per share -
Weighted average common shares outstanding	5,772	5,764	5,684
Dilutive effect of stock options on weighted average
common shares	15	16	3
Denominator for diluted net income per share	5,787	5,780	5,687

Basic net income per share	$ 1.35	$ 0.83	$ 1.16
Diluted net income per share	$ 1.35	$ 0.83	$ 1.16

(1) Revised due to prior period corrections. See Note 20 of the Notes to Consolidated Financial Statements (Item 8).

We excluded 44,000 units of Stock Settled Appreciation Rights ("SSARs") from the calculations for the twelve month period ended March 28, 2010 because their affect would be anti-dilutive.

16. STOCK BASED COMPENSATION

The Todd Shipyards Corporation 2003 Incentive Stock Option Plan ("2003 Plan") provides for the granting of incentive stock options, non-qualified stock options, performance share awards and restricted stock grants, or any combination of such grants or awards to directors, officers and our key employees to purchase shares of the Class A Common Stock of the Company. The Board of Directors has authorized an aggregate of 250,000 shares of common stock for issuance under the 2003 Plan.

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

The remaining future compensation costs relating to unvested performance share awards and stock grants as of March 28, 2010 are $0.6 million, which will be recognized over a weighted average of 2.8 years, inclusive of estimated forfeitures. We amortize the stock compensation costs on a straight-line basis over the requisite service period, which is included in administrative and manufacturing overhead expense.

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

Determining Fair Value We calculate the fair value of SSARs issued to employees and non-employee members of the Board using the Black-Scholes pricing model. We then amortize the fair value on a straight-line basis over the requisite vesting period of the awards.

Black Scholes Pricing Model

	2010	2009	2008
Expected Volatility	38.35%	33.29%	37.81%
Expected term (in years)	4	4	4
Risk-free interest rate	1.88%	3.66%	5.10%
Expected Dividend	1.50%	1.40%	2.50%
Fair Value per share	$ 3.67	$ 2.38	$ 4.65

On November 15, 2007, an officer exercised 239,066 non-qualified stock options under the 1993 Incentive Stock Compensation Plan of Todd Shipyards Corporation.  The officer retained a net of 111,345 shares of common stock after surrendering the remaining balance of 127,721 to pay the strike price and the minimum federal tax due on the option exercise. The 127,721 surrendered shares were subsequently cancelled and retired. Subsequent to this transaction there are no outstanding stock options and no options were granted in fiscal years 2010, 2009 or 2008.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Financial results by quarter for the fiscal years ended March 28, 2010 and March 29, 2009 are as follows (in thousands, except per share data):

	Fiscal Year 2010				Fiscal Year 2009
	March 28, 2010	December 27, 2009	September 27, 2009	June 28, 2009	March 29, 2009	December 30, 2007	September 30, 2007	July 1, 2007
Revenues	$ 48,688	$ 47,129	$ 49,571	$ 34,635	$ 33,232	$ 33,472	$ 28,622	$ 18,192
Operating income (loss)	3,602	2,297	2,830	1,781	2,220	2,659	1,578	(2,948)
Net income (loss)	2,635	1,583	2,069	1,522	1,641	2,606	1,860	(1,325)
Net income (loss) per share
Basic	0.46	0.27	0.36	0.26	0.28	0.45	0.32	(0.23)
Diluted	0.46	0.27	0.36	0.26	0.28	0.45	0.32	(0.23)
Dividends declared per
common share	0.08	0.05	0.05	0.05	0.05	0.05	0.05	0.05

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

19. BUSINESS ACQUISITION

As disclosed in our previous filings for fiscal year ended March 29, 2009, we acquired the assets of Everett Shipyard, Inc. on March 31, 2008. The total acquisition price was $8.4 million, which we allocated to working capital, property, equipment, and intangible assets.

20. CORRECTION OF PRIOR PERIOD MISSTATEMENTS

In the first quarter of fiscal year 2010, we determined that in the prior fiscal year we should have reported a deferred tax liability of $0.9 million when we made corrections for the prior period misstatements discussed below. This correction is not material to our previously issued interim and annual financial statements and is limited to a balance sheet adjustment. We determined that we overstated retained earnings by $0.9 million and understated our deferred tax liability by $0.9 million. We recorded these corrections in the beginning of fiscal year 2009 to improve comparability between fiscal years 2010 and 2009. The effect of the corrections is a reduction in our retained earnings of $0.9 million and an increase in our long-term deferred tax liability of $0.9 million. The cumulative impact of correcting the error would be material to the results of the quarter ended June 28, 2009; we applied the guidance of Staff Accounting Bulletin No. 108 ("SAB 108").

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

Accordingly, we determined that our accumulated retained earnings were understated by $2.9 million as of April 3, 2006, and net income was overstated by $71,000 and understated by $7,000 as of the end of fiscal years ending April 1, 2007 and March 30, 2008, respectively. For the twelve months ending March 28, 2010, the error had no impact on reported cash flows from operating, financing or investing activities and is considered immaterial to previously reported results of operations. Since the cumulative impact of correcting this error would be material to the results of the quarter ended December 28, 2008, we applied the guidance of SAB 108.

We established a Voluntary Employee Beneficiary Association Trust ("VEBA Trust") to fund health benefits for certain retired employees in the fourth quarter of fiscal year 2009. During the first quarter of fiscal year 2010, we transferred $2.9 million to the VEBA Trust. Upon completion of the transfer of these funds, we reduced our current assets by $2.9 million and our medical retiree liability by a corresponding amount. We commenced paying certain retiree health benefits from this fund in the first quarter of the current year. We anticipate that we will pay current year retiree health benefits from the VEBA Trust and that we will pay all future retiree health benefits from the VEBA Trust until this fund is exhausted.

We also determined that the annual amounts transferred in prior periods from the Plan to fund health benefits for certain retired employees did not consider the funds available in the PSF Account and IBNR Reserve. We calculate the amount to transfer from the Retirement Plan based on the requirements provided by Section 420 of the Internal Revenue Code. During the fourth quarter of fiscal 2009, we made a contribution to the Plan of $2.9 million, in order to return $1.8 million of principal and $1.1 million of accrued interest to the Plan. We have recorded a reserve for excise tax of $0.5 million dollars as of March 28, 2010.

The following table represents the impact of the misstatements discussed above on our income statements and balance sheets for fiscal year 2008 (in thousands except per share amounts):

	Income/(Expense)			Income Tax Provision			Net Income
	Reported	Adjustment	Revised	Reported	Adjustment	Revised	Reported	Adjustment	Revised

Fiscal year 2008	139,084	81	139,165	3,320	74	3,394	6,578	7	6,585

21. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

As of March 28, 2010 and March 29, 2009 our cash, cash equivalents, and marketable securities primarily consisted of cash, government and government agency securities, money market funds and other investment grade securities. We record such amounts at fair value.

Fair value hierarchy based is on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

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

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as of March 28, 2010:

(In thousands)	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value
Cash	$ 1,678	-	-	-	$ 1,678
Money Market Funds	-	6,493	-	-	6,493
US Government and Agency Securities	-	500	13,431	-	13,931
Corporate Debt Securities	-	-	6,090	-	6,090
Total	$ 1,678	$ 6,993	$ 19,521	$ -	$ 28,192

We value our level two securities primarily by using other observable inputs including benchmark yields, reported trades, and broker/dealer quotes.

22. DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

Our cash flow hedges consist of foreign currency forward contracts. We use these forward contracts to mange currency risk associated with purchases made in foreign currencies. Our foreign currency forward contracts are normally for periods less than two years. We do not expect to convert the foreign currencies to U.S. dollars at maturity because we have entered into banking arrangements to deposit these foreign currency funds until the point in time at which we will fulfill our liability commitments.

We have Euro-denominated forward contracts with a notional value of $2.3 million that will be largely settled within the next nine months. We also have $0.5 million of forward contracts denominated in Australian dollars with settlement horizons up to 18 months into the future. The combined fair value of these is $0.2 million as of March 28, 2010 and is recorded as an unrealized loss, which is reflected net of taxes in Other Comprehensive Income. Our forward contracts are a level two instrument and we use observable inputs including reported trades and broker/dealer quotes to determine values.

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

23. SUBSEQUENT EVENTS

We have evaluated subsequent events through the filing date of these financial statements. The following event occurred between the period ended March 28, 2010 and the filing of these financial statements.

Subsequent to the end of fiscal year 2010, in June 2010, we received a Notice of Noncompliance with CAS from the Navy's Puget Sound contracting office relating to our five-year phased maintenance contract to perform repair work on the aircraft carriers located in the Puget Sound. This contract was completed in fiscal year 2009. During the fourth quarter of fiscal year 2007, we reported that the Navy's Puget Sound contracting office notified us of several potential noncompliance issues. The Notice of Noncompliance primarily focuses on our cost allocation methods applicable to our Navy contracts and the allocation methods we use for indirect costs for our work on cost-type contracts. We will begin negotiations with the Navy in the first quarter of fiscal year 2011 in an effort to reach a conclusion acceptable to us and the Navy. There is no assurance that an acceptable resolution will be reached. We believe that we have valid positions and defenses to the findings of noncompliance and will pursue all available avenues of appeal in the event an acceptable resolution is not reached. An unfavorable outcome in this matter could have a significant impact on our cost structure with the Navy and, depending upon the scope of any retroactive relief sought by the Navy, could be material in the period recorded. At this time, we are unable to estimate our potential exposure for this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Securities and Exchange Commission ("SEC"), defines the term "disclosure controls and procedures" to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on an evaluation of the effectiveness of our disclosure controls and procedures by our management, that our disclosure controls and procedures were not effective as of March 28, 2010, due to the existence of the material weaknesses in our internal control over financial reporting described below.

In light of this material weakness, in preparing the consolidated financial statements as of and for the fiscal year ended March 28, 2010, the Company performed additional reconciliations and analyses and other post-closing procedures designed to ensure that our consolidated financial statements included in this Annual Report for the fiscal year ended March 28, 2010 have been prepared in accordance with generally accepted accounting principles. The Company's CEO and CFO have certified that, based on their knowledge, the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for each of the periods presented in this report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate "internal control over financial reporting," which is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 28, 2010, based on the framework in Internal Control-Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. During this evaluation, management identified two material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the following two material weaknesses, management has concluded that, as of March 28, 2010, we had not maintained effective internal control over financial reporting.

The Company's processes, procedures and controls related to financial reporting were not effective to ensure that pension asset balances and accrued expenses were reported in accordance with generally accepted accounting principals. Specifically, (i) the Company did not maintain effective controls over the transmission of pension asset balances to the pension actuary resulting in an understatement of our Plan assets and (ii) the Company did not maintain effective controls over processing payments related to period end accruals, resulting in an overstatement of expenses.

As a result of these material weaknesses, adjustments were made to our pension assets and certain accrued related labor and subcontractor expenses in order to ensure that our financial statements were not materially misstated as of March 28, 2010. The material weaknesses did not result in any material misstatement of any financial statements we have previously issued.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended March 28, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of the material weaknesses described above, we are improving our processes for verifying the completeness and accuracy of pension information transmitted to our pension actuary and the processes for ensuring the accurate processing of payments related to our period end accruals.

Management is implementing the above remedial measures for the first quarter of fiscal year 2011, and we expect these measures to remediate the deficiencies that gave rise to the material weaknesses. We will monitor and test these measures throughout the year and make any refinements or implement additional measures as needed to remediate the identified deficiencies. Management believes that these efforts are reasonably likely to materially affect our internal control over financial reporting as they are designed to remediate the material weaknesses.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information for the below items will be provided in, and is incorporated by reference to the 2010 Proxy Statement.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1 and 2. Financial Statements

The financial statements listed in the accompanying index to financial statements are filed as part of this annual report.

TODD SHIPYARDS CORPORATION
INDEX TO FINANCIAL STATEMENTS

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm on Consolidated Financial Statements	29

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	30

Report of Management	31

Consolidated Balance Sheets at March 28, 2010 and March 29, 2009	32

Consolidated Statements of Income For the years ended March 28, 2010, March 29, 2009 and March 30, 2008	33

Consolidated Statements of Cash Flows For the years ended March 28, 2010, March 29, 2009 and March 30, 2008	34

Consolidated Statements of Stockholders' Equity and Comprehensive Income For the years ended March 28, 2010, March 29, 2009 and March 30, 2008	35

Notes to Consolidated Financial Statements For the years ended March 28, 2010, March 29, 2009 and March 30, 2008	36

All other schedules have been omitted because the required information is included in the Consolidated Financial Statements, or the notes thereto, or is not applicable or required.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)
	March 28, 2010	March 29, 2009	March 30, 2008
Beginning Balance	$0	$0	$0
Charged to costs and expenses	$0	$325	$0
Balance as of year-end	$0	$325	$0

Allowance and valuation accounts consist of accounts receivable allowance for doubtful accounts which is deducted from the assets to which they apply.

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

*

10.2	Employment contract between the Company and Stephen G. Welch dated February 7, 2001.	*

10.3	Indemnification Agreement for Officers and Directors of Todd Shipyards Corporation.	*

21.1	Subsidiaries of the Company.	*

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	#

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (filed herewith.)	#

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a (filed herewith.)	#

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

#

99.1	Todd Shipyards Corporation Announces Financial Results for March 28, 2010 (furnished herewith.)	#

Note:	All Exhibits are in SEC File Number 1-5109.
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
June 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Brent D. Baird Brent D. Baird, Director June 10, 2010	/s/ Steven A. Clifford Steven A. Clifford, Director June 10, 2010

/s/ Patrick W.E. Hodgson Patrick W.E. Hodgson, Chairman, and Director June 10, 2010	/s/ J. Paul Reason J. Paul Reason, Director June 10, 2010

/s/ Joseph D. Lehrer Joseph D. Lehrer, Director June 10, 2010	/s/ William L. Lewis William L. Lewis, Director June 10, 2010

/s/ Stephen G. Welch Stephen G. Welch President, Chief Executive Officer, and Director June 10, 2010