Form 10-Q
period 2010-07-04
TODD SHIPYARDS CORP
filed 2010-08-12
CIK 98537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 4, 2010.

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

There were 5,782,731 shares of the corporation's $0.01 par value common stock outstanding at August 12, 2010.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Periods ended July 4, 2010 and June 28, 2009
(in thousands of dollars, except per share data)

	Three Months Ended
	07/04/10	06/28/09
Revenues	$ 70,207	$ 34,635
Operating expenses:
Cost of revenue	55,404	24,788
Administrative and manufacturing overhead	11,063	8,096
Other insurance settlements	(82)	(30)
Total operating expenses	66,385	32,854
Operating income	3,822	1,781
Investment and other income:
Lease income	137	414
Lease expense	(2)	(20)
Other income, net	26	131
Total investment and other income	161	525

Income before income tax expense	3,983	2,306
Income tax expense	(1,406)	(784)
Net income	$ 2,577	$ 1,522

Net income per common share
Basic	$ 0.45	$ 0.26
Diluted	$ 0.44	$ 0.26

Dividends declared per common share	$ 0.08	$ 0.05

Weighted average shares outstanding
Basic	5,776	5,766
Diluted	5,792	5,783

Retained earnings at beginning of period	$ 86,564	$ 80,056
Net income for the period	2,577	1,522
Dividends declared on common stock	(435)	(290)
Retained earnings at end of period	$ 88,706	$ 81,288

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS
Balances as of July 4, 2010 and March 28, 2010
(in thousands of dollars, except share data)

	07/04/10	03/28/10

ASSETS
Cash and cash equivalents	$ 2,051	$ 8,171
Securities available-for-sale	26,720	20,021
Accounts receivable
U.S. Government	9,647	6,689
Other, net	16,001	15,592
Costs and estimated profits in excess of billings on incomplete contracts	26,091	20,675
Inventory	1,814	1,491
Insurance receivable	447	447
Other current assets	2,433	2,068
Deferred taxes	804	402
Total current assets	86,008	75,556
Property, plant, and equipment, net	29,267	29,716
Restricted cash	6,660	5,627
Deferred pension assets	11,252	11,657
Insurance receivable	7,026	7,180
Intangible assets, net	1,476	1,553
Goodwill	1,109	1,109
Other long-term assets	890	898
Total assets	$ 143,688	$ 133,296

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accruals	$ 28,338	$ 16,635
Accrued payroll and related liabilities	3,580	3,586
Billings in excess of costs and estimated profits on incomplete contracts	9,783	13,624
Environmental and other reserves	447	447
Taxes payable other than income taxes	1,616	1,559
Income taxes payable	1,562	676
Total current liabilities	45,326	36,527
Environmental and other reserves	10,186	10,415
Accrued post retirement health benefits	6,121	6,171
Deferred taxes	2,254	2,648
Other non-current liabilities	2,125	2,133
Total liabilities	66,012	57,894
Stockholders' equity
Common stock $.01 par value, authorized 19,500,000 shares, issued 11,828,305 shares at July 4, 2010 and March 28, 2010, and outstanding 5,775,691 shares at July 4, 2010 and March 28, 2010	118	118
Paid-in capital	38,960	38,885
Retained earnings	88,706	86,564
Accumulated other comprehensive loss	(6,251)	(6,308)
Treasury stock (6,052,614 shares at July 4, 2010 and March 28, 2010)	(43,857)	(43,857)
Total stockholders' equity	77,676	75,402
Total liabilities and stockholders' equity	$ 143,688	$ 133,296

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Periods ended July 4, 2010 and June 28, 2009
(in thousands of dollars)

	Three Months Ended
	07/04/10	06/28/09
OPERATING ACTIVITIES
Net income	$ 2,577	$ 1,522
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,157	1,122
Pension expense	405	538
Post retirement health expense (benefit)	(50)	18
Deferred income tax	(793)	(107)
Stock based compensation	75	48
Change in operating assets and liabilities
Accounts receivable	(3,367)	1,511
Costs and estimated profits in excess of billings on incomplete contracts	(5,416)	(3,100)
Inventory	(323)	12
Insurance receivable	154	(30)
Other assets	(330)	152
Accounts payable and accruals	11,680	2,271
Accrued payroll and related liabilities	(6)	(246)
Billings in excess of costs and estimated profits on incomplete contracts	(3,841)	(270)
Environmental and other reserves	(229)	(5)
Income taxes payable	886	(76)
Other liabilities	18	(894)
Net cash provided by operating activities	2,597	2,466
INVESTING ACTIVITIES
Purchases of marketable securities	(8,804)	(1,003)
Maturities of marketable securities	2,172	-
Capital expenditures	(617)	(517)
Net cash used in investing activities	(7,249)	(1,520)
FINANCING ACTIVITIES
Restricted cash	(1,033)	(96)
Dividends paid on common stock	(435)	(290)
Net cash used in financing activities	(1,468)	(386)
Net increase (decrease) in cash and cash equivalents	(6,120)	560
Cash and cash equivalents at beginning of period	8,171	4,551
Cash and cash equivalents at end of the period	$ 2,051	$ 5,111

Cash paid for income taxes	1,360	1,000
Cash paid for interest	9	-
Supplemental disclosures of non-cash information:
Liability for capital expenditure	14	229

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

We filed the Consolidated Financial Statements for the fiscal year ended March 28, 2010 with the Securities and Exchange Commission on Form 10-K. The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis contained in that report should be read in connection with this Form 10-Q. The Company's fiscal year consists of 52 or 53 weeks, ending on the Sunday closest to March 31. The 2010 fiscal year consisted of 52 weeks ending on March 28, 2010 while the 2011 fiscal year consists of 53 weeks ending April 3, 2011. All quarters of both fiscal years 2010 and 2011 consist of 13 weeks, except for the first quarter of 2011, which consisted of 14 weeks. The additional week did not materially affect the comparability of operating results between the first quarters of fiscal years 2011 and 2010. All references to years relate to fiscal years rather than calendar years.

1. BASIS OF PRESENTATION

We have included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation in the interim financial statements. Certain financial information that is required in the annual financial statements and prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") may not be required for interim financial reporting purposes and may have been condensed or omitted. Our results of operations for the three months ended July 4, 2010 are not necessarily indicative of the operating results for the full year. Our interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2010 Annual Report on Form 10-K.

The Consolidated Financial Statements include the accounts of Todd Shipyards Corporation and our wholly owned subsidiaries Todd Pacific, ESI, and TSI Management, Inc. ("TSI"). We have eliminated all intercompany transactions.

Preparing our interim financial statements requires us to make estimates and assumptions that may affect the amounts reported in our Consolidated Financial Statements and Notes to Consolidated Financial Statements. Actual results could differ from those estimates.

2. RECENT ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements that we adopted or will adopt in the near future are as follows:

In September 2009, the FASB issued new accounting guidance relating to revenue recognition, which provides principles and application guidance on whether multiple deliverables exist, determining the unit of accounting for each deliverable, and the consideration allocated to the separate units of accounting.  Additionally, this guidance requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price, eliminates the use of the residual method, and requires an entity to allocate revenue using the relative selling price method.  However, guidance on determining when the criteria for revenue recognition are met and how an entity should recognize revenue for a given unit of accounting are contained in other accounting literature.  The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We do not believe the adoption of this accounting standard will have a material effect on our consolidated financial statements.

3. REVENUES

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

Fixed-Price Contracts

We perform a share of our work on a fixed-price basis. Under fixed-price contracts, we execute the work with a risk that we may not be able to perform all of the work profitably for the specified contract amount. We bear the risk of increases in costs due to inflation, inefficiency, faulty estimates, and labor productivity, unless otherwise provided for in the contract. We track information about the bid process and the historical results of prior fixed-price contracts, evaluate the availability of materials and labor and other factors on an ongoing basis. We use our best judgment to forecast the impact of changes in these factors on the profitability of our work. A significant change in one or more of these estimates could affect the reported or future profitability of one or more of our contracts.

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

4. RESERVES AND OTHER CONTINGENCIES

As discussed in our Form 10-K for the fiscal year ended March 28, 2010, we face significant potential liabilities in connection with the alleged presence of hazardous waste materials at our Seattle shipyard, and at other additional sites used by us, for disposal of alleged hazardous waste. We are named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, mainly asbestos, at our current and former facilities.

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

The agreement provides coverage for the known liabilities in an amount not to exceed the policy limits. As of July 4, 2010 we have current recorded reserves of approximately $5.3 million and a corresponding insurance receivable of $5.1 million. Included in the reserves are sediment remediation costs for Harbor Island of $0.4 million that we expect to occur in the next 12 months. We reflect these costs as current liabilities in our balance sheet. Likewise, we reflect the insurance receivable of $0.4 million relating to these reserves as a current asset in our balance sheet.

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

Environmental regulations limit the period of time during the year that dredging may occur. Given these limits, dredging in the SSOU required several years to accomplish. We completed our first year of dredging during fiscal year 2005 and the second and final year of dredging during fiscal year 2006. As part of the sediment remedial action on our property, we placed a temporary sand cap over the sediments that are beneath Piers 1, 3 and 2P, and the building berth adjacent to Pier 1. When those piers reach the end of their usable lives (estimated to occur within the next 15 years), we are obligated to demolish those piers and conduct final cleanup of the under-pier sediments. We have included the estimated cost of these final sediment Superfund remedial actions on our property in the stated reserve.

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

Other Environmental Sites

The Port of Tacoma, Washington filed a civil action against us during the fourth quarter of fiscal year 2008 in the United States District Court (Western District of Washington in Tacoma) for contribution under CERCLA and Model Toxics Control Act ("MTCA"). We previously disclosed our involvement with the CERCLA and MTCA remediation efforts in the Hylebos Waterway of Commencement Bay in Tacoma, Washington and subsequent natural resources assessment by the statutorily named trustees ("Commencement Bay Trustees"). A former subsidiary of ours operated a shipbuilding operation on the Hylebos Waterway under contract to the Navy during World War I and World War II. The contract between our subsidiary and the Navy for the operation of the shipyard site included an indemnification clause flowing from the Navy to our subsidiary. We have tendered any potential liability to the Navy pursuant to this contract. The Government to date has not accepted this tender nor has it agreed to indemnify us. In the fourth quarter of fiscal year 2010, we reached a contingent settlement agreement in this litigation with the Port of Tacoma. The agreement is subject to approval by the Government, which is necessary to protect our potential right of indemnification. We recorded a reserve for the full amount of the contingent settlement.

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

During the second quarter of fiscal year 2010, we received a settlement demand from the Chevron Environmental Management Company, a PRP at the EPC Eastside Disposal site outside of Bakersfield, California. The California Department of Toxic Substances Control first notified us of our PRP status at the site in 1995, and having asserted that any potential related liability was discharged in our 1987 Bankruptcy filing, we have not been contacted by any agency since that time. We continue to believe that we have no liability at this site as a result of our 1987 bankruptcy filing and intend to continue to assert this defense. We have not established a reserve for this issue as we are unable to estimate the probable outcome.

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

During fiscal year 2005, we received notification that we, along with 55 other companies and organizations, are a PRP at the BKK Landfill Facility in West Covina, California. The site is the subject of an investigation and remedial order from the California Department of Toxic Substances Control. It is alleged that our San Pedro, CA shipyard (closed in 1990) caused shipyard waste to be sent to the BKK facility during the 1970s and 1980s. We have not established a reserve for this issue as we are unable to estimate the probable outcome.

Asbestos-Related Claims

As reported in our Form 10-K for fiscal year 2010, we are named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former facilities.

In addition to us, the cases generally include other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances. We assess claims as they are filed and as the cases develop, dividing them into three different categories based on severity of illness and whether the claim is considered to be active or inactive litigation. Based on current fact patterns, we categorize certain active claims for diseases including mesothelioma, lung cancer and fully developed asbestosis as "malignant" claims. We categorize claims of a less medically serious nature as "non-malignant." We are currently defending approximately 9 "malignant" claims and approximately 175 "non-malignant" claims. We also include in our reserves acknowledgement of 360 "inactive" claims that could become active upon the presentation of additional evidence of disease and/or exposure by those claimants and/or renewed prosecution of their claims.

As of July 4, 2010, we have recorded a bodily injury liability reserve of $2.8 million and a bodily injury insurance receivable of $1.9 million. This compares to a previously recorded bodily injury reserve and insurance receivable of $3.0 million and $2.1 million, respectively, at March 28, 2010. We classify these bodily injury liabilities and receivables within our balance sheet as environmental and other reserves, and insurance receivables, respectively.

Other Reserves

During the first quarter of fiscal year 2004, we recorded a reserve of $2.5 million related to the unanticipated bankruptcy of one of our previous insurance carriers. The remaining reserve balance as of July 4, 2010 was $1.1 million, which reflects our best estimate of the known liabilities associated with unpaid workers compensation claims arising from the two-year coverage period commencing October 1, 1998, and is subject to change as additional facts are uncovered. These claims have reverted to us due to the liquidation of the insurance carrier. Although we expect to recover at least a portion of these costs from the liquidation and other sources, we cannot currently estimate the amount and the timing of any such recovery and therefore have not included an estimate of amounts recoverable in the current financial results. We have cumulatively paid approximately $1.4 million and $1.3 million in claims through July 4, 2010 and March 28, 2010, respectively, which have been charged against the reserve.

During our third quarter of fiscal year 2009, we discovered an error in how we reported several funds held by one of our health insurance carriers. These funds were held in a premium stabilization fund account ("PSF Account") and an incurred but not reported claims reserve account ("IBNR Reserve"). Although we did not previously report these funds on our balance sheet, we determined that they were reportable assets and that we should include their value in our consolidated financial statements. We also determined that the annual amounts transferred in prior periods from the Todd Shipyards Corporation Retirement System defined benefit plan ("Plan") to fund health benefits for our retired employees did not consider the funds available in the PSF Account and the IBNR Reserve. We calculated the amount to transfer from the Plan based on the requirements provided by Section 420 of the Internal Revenue Code. At the end of the first quarter of fiscal year 2011, we held a $0.5 million reserve for excise taxes associated with this issue.

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

During the first quarter of fiscal year 2011, we received a Notice of Noncompliance with Cost Accounting Standards ("CAS") from the Navy's Puget Sound contracting office relating to our five-year phased maintenance contract to perform repair work on the aircraft carriers located in the Puget Sound. This contract was completed in fiscal year 2009. During the fourth quarter of fiscal year 2007, we reported that the Navy's Puget Sound contracting office notified us of several potential noncompliance issues. The Notice of Noncompliance primarily focuses on our cost allocation methods applicable to our Navy contracts and the allocation methods we use for indirect costs for our work on cost-type contracts. We began discussions with the Navy in the first quarter of fiscal year 2011 in an effort to reach a resolution acceptable to us and the Navy. There is no assurance that an acceptable resolution will be reached. We believe that we have valid positions and defenses to the findings of noncompliance and will pursue all available avenues of appeal in the event an acceptable resolution is not reached. An unfavorable outcome in this matter could have a significant impact on our cost structure with the Navy and, depending upon the scope of any retroactive relief sought by the Navy, could be material in the period recorded. At this time, we are unable to estimate our potential exposure for this item.

Additionally, in the prior fiscal year, the Navy and the DCAA questioned several modifications we made to our cost allocation methods and the degree to which we allocate indirect costs to work performed under our government cost-type contracts. We believe that we are in compliance with the Federal Acquisition Regulations and are making every effort to resolve these outstanding issues with the Navy's Puget Sound contracting officer. We have submitted proposals for consideration by the Navy to resolve all outstanding government cost accounting issues and began discussions with the Navy during the second quarter of fiscal year 2010. These discussions are currently ongoing. An unfavorable outcome in these matters could have a significant impact on our cost structure with the Navy and, depending upon the scope of any retroactive relief sought by the Navy, could be material in the period recorded.

5. COMPREHENSIVE INCOME

We reported comprehensive income of $2.6 million for the quarter ended July 4, 2010, which consisted of net income of $2.6 million, and immaterial gains and losses on available-for sale securities and foreign currency contracts.

For the first quarter of fiscal year 2010, ended June 28, 2009, we reported comprehensive income of $1.5 million, which consisted of net income of $1.5 million and no net unrealized gain or loss on available-for-sale securities.

6. NET INCOME PER SHARE

The following table represents the calculation of net income per common equivalent share, diluted.

	Three Months Ended
(in thousands of dollars except per share data)	07/04/10	06/28/09

Net income	$ 2,577	$ 1,522
Weighted average common shares outstanding, basic	5,776	5,766
Dilutive effect of stock awards on weighted average common shares	16	17
Weighted average common shares outstanding, diluted	5,792	5,783

Net income/(loss) per common share, diluted	$ 0.44	$ 0.26

We excluded 76,000 units and 16,000 units of Stock Settled Appreciation Rights ("SSARs") from the calculations for the three month periods ended July 4, 2010 and June 28, 2009 because their affect would be anti-dilutive.

7. STOCK COMPENSATION EXPENSE

The Todd Shipyards Corporation 2003 Incentive Stock Option Plan ("2003 Plan") provides for the granting of incentive stock options, non-qualified stock options, performance share awards and restricted stock grants, or any combination of such grants or awards to directors, officers and our key employees to purchase shares of the common stock of the Company. The Board of Directors has authorized an aggregate of 250,000 shares of common stock for issuance under the 2003 Plan.

We account for stock compensation associated with the restricted stock awards, restricted stock grant agreements, and performance share awards by estimating the compensation cost for all stock based awards at fair value on the date of the grant, and recognition of compensation over the service period for awards expected to vest. We estimate the fair value of stock-based awards using the Black-Scholes option-pricing model, and amortize the fair value on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. We estimate future forfeitures and recognize compensation costs only for those equity awards expected to vest. Estimating the percentage of stock awards that will ultimately vest requires judgment. We will record such amounts as an increase or decrease in stock-based compensation in the period we revise the estimates, to the extent that actual results or updated estimates differ from our current estimates. We consider many factors when estimating expected forfeitures, including historical voluntary terminations. Actual forfeitures could differ from our current estimates.

The remaining future compensation costs relating to unvested performance share awards and stock grants as of July 4, 2010 are $0.7 million, which will be recognized over a weighted average of 3.1 years, inclusive of estimated forfeitures. We amortize stock compensation costs on a straight-line basis over the requisite service period, and we include such costs in administrative and manufacturing overhead expense.

Restricted Stock Units
Number of Units	Recipients	Grant Date	Fair Value Per Unit	Vesting Period
9,600	Officers	7/1/2010	$ 14.55	5 Years
9,600	Officers	7/1/2009	$ 16.98	5 Years
4,500	Non-employee Board Members	8/21/2009	$ 16.98	3 Years
9,600	Officers	7/1/2008	$ 14.48	5 Years
5,250	Non-employee Board Members	8/22/2008	$ 14.10	3 Years
16,000	Officers	7/6/2007	$ 21.02	5 Years
6,000	Non-employee Board Members	8/22/2007	$ 21.96	3 Years

We assume that the officers and the non-employee members of our Board will continue service until their units vest. The forfeiture rate assumed on these units is zero.

Stock-settled Appreciation Rights

Number of Units	Recipients	Grant Date	Fair Value Per Unit	Vesting Period
16,000	Officers	7/1/2010	$ 4.33	3 Years
16,000	Officers	7/1/2009	$ 3.67	3 Years
12,000	Non-employee Board Members	8/21/2009	$ 3.67	3 Years
16,000	Officers	7/1/2008	$ 2.38	3 Years
16,000	Officers	7/6/2007	$ 4.65	3 Years

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

Black-Scholes Pricing Model

	2011	2010	2009
Expected Volatility	39.85%	38.35%	33.29%
Expected term (in years)	4	4	4
Risk-free interest rate	1.01%	1.88%	3.66%
Expected Dividend	1.40%	1.50%	1.40%
Fair Value per share	$ 4.33	$ 3.67	$ 2.38

8. PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS

Non-union Pension Plan - We sponsor the Todd Shipyards Corporation Retirement System (the "Plan"), a noncontributory defined benefit plan under which all nonunion employees hired on or before April 9, 2007 are covered. On January 25, 2010, the Board of Directors adopted a restatement of the Plan with an effective date of July 1, 2009. Plan benefits are based on years of service and the employee's compensation before retirement. Our funding policy is to fund such retirement costs as required to meet allowable deductibility limits under current Internal Revenue Service regulations. The Plan assets consist principally of common stocks and Government and corporate obligations. The Plan was amended as of April 6, 2007, to freeze membership in the Plan effective for new hires and employees transferring from union to non-union employment status on and after April 10, 2007, and to provide that employees rehired on and after April 10, 2007 are ineligible to accrue benefits on and after that date.

Pension Benefits	Three Months Ended
(in thousands of dollars)	07/04/10	06/28/09
Components of net periodic benefit cost
Service cost	$ 185	$ 137
Interest cost on projected benefit obligation	380	423
Expected return on plan assets	(598)	(522)
Recognized actuarial loss	435	497
Amortization of prior service cost	3	3
Net periodic cost	$ 405	$ 538

Post Retirement Health Insurance Program - We sponsor a retirement health care plan that provides post retirement medical benefits to former full-time exempt employees, and their spouses, who meet specified criteria. We do not provide post retirement health benefits for any employees who retired subsequent to May 15, 1988. The retirement health care plan contains cost-sharing features such as deductibles and coinsurance.

Because such benefit obligations do not accrue to current employees, there is no current year service cost component of the accumulated post retirement health benefit obligation.

Other Post Retirement Benefits	Three Months Ended
(in thousands of dollars)	07/04/10	06/28/09
Components of net periodic benefit cost
Interest cost on projected benefit obligation	$ 104	$ 162
Recognized actuarial gain	(2)	(39)
Amortization of net gain	(152)	(105)
Net periodic cost (benefit)	$ (50)	$ 18

We maintain a Voluntary Employee Beneficiary Association Trust ("VEBA Trust") to fund health benefits for certain retired employees. The balance in the VEBA trust was $2.0 million as of July 4, 2010.  We anticipate that we will continue to fund retiree health benefits from the VEBA Trust until this fund is exhausted.

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

Fair Value Measurements

The following table presents our VEBA Trust and Plan assets using the fair value hierarchy as of July 4, 2010. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

Level 1 - Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 - Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonable available assumptions made by other market participants. These valuations require significant judgment.

The following table summarizes, by major security type, our VEBA Trust and Plan assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as of July 4, 2010:

(In thousands of dollars)	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value
Cash	$ 40	-	-	-	$ 40
Money Market Funds	-	1,915	-	-	1,915
Domestic Common Stock	-	16,719	-	-	16,719
Foreign Common Stock	-	2,268	2,187	-	4,455
US Government and Agency Securities	-	-	9,096	-	9,096
Corporate Debt Securities	-	-	7,275	-	7,275
Total	$ 40	$ 20,902	$ 18,558	$ -	$ 39,500

Union Pension Plans - Operating Shipyard - We participate in several multi-employer defined benefit and/or defined contribution pension plans, which provide benefits to our collective bargaining unit employees. The expense under these plans totaled $1.2 million and $0.6 million for the quarters ended July 4, 2010 and June 28, 2009, respectively.

9. INCOME TAXES

We account for income taxes using the asset and liability method, whereby deferred income taxes are recorded for the temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes. We report the tax effects of these temporary differences as deferred income tax assets and liabilities on the balance sheet, measured using federal income tax laws and tax rates that are currently in effect. We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or the entire deferred income tax asset will not be realized. We have determined that no valuation allowance was necessary in the first three months of fiscal year 2011 or in fiscal year 2010.

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

We recognized no material interest or penalties during the three months ended July 4, 2010. We classify penalties incurred in connection with tax matters as general and administrative expenses, and we classify interest assessments incurred in connection with tax matters as interest expense.

As of July 4, 2010, we have a liability for unrecognized tax benefits of $0.2 million related to certain positions which we concluded are more likely than not to not be sustained upon audit. The following table summarizes the movement in uncertain tax benefits from March 28, 2010 to July 4, 2010 (in thousands of dollars):

	Gross	Net
March 28, 2010 balance	$ 529	$ 180
Additions based on current year tax positions	-	-
Additions for prior years' tax positions	-	-
Reductions for prior year's tax positions	-	-
Reductions due to a lapse of the statute of limitations	-	-
Settlements with tax authorities	-	-
July 4, 2010 balance	$ 529	$ 180

Tax years that remain open for examination by federal taxing authorities include 2007, 2008, 2009, and 2010.

10. FAIR VALUE OF FINANCIAL ASSETS AND LAIBILITIES

As of July 4, 2010 and March 28, 2010 our cash, cash equivalents, and marketable securities primarily consisted of cash, government and government agency securities, money market funds, and other investment grade securities. We record such amounts at fair value.

We use a hierarchy based on the inputs to measure fair value. The three-tier fair value hierarchy, which prioritizes the inputs used in our valuation methodologies, is:

Level 1 - Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 - Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonable available assumptions made by other market participants. These valuations require significant judgment.

The following table summarizes, by major security type, our assets and liabilities that we measured at fair value on a recurring basis and are categorized using the fair value hierarchy as of July 4, 2010:

(in thousands of dollars)	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value

Cash and Restricted Cash	$ 8,276	-	-	-	$ 8,276
Money Market Funds	-	435	-	-	435
US Government and Agency Securities	-	1,519	12,935	-	14,454
Corporate Debt Securities	-	-	12,266	-	12,266
Total	$ 8,276	$ 1,954	$ 25,201	$ -	$ 35,431

11. PROPERTY AND EQUIPMENT

Our property and equipment consisted of the following assets and accumulated depreciation at July 4, 2010 and March 28, 2010 (in thousands of dollars):

	07/04/10	03/28/10

Land and buildings	$ 27,554	$ 27,565
Drydocks	16,850	16,789
Piers and wharves	26,535	26,514
Computer hardware	1,937	1,958
Computer software	2,136	3,645
Equipment	35,757	33,668

Property and equipment, gross	110,769	110,139

Less: accumulated depreciation	(81,502)	(80,423)

Property and equipment, net	$ 29,267	$ 29,716

12. INTANGIBLE ASSETS

The following table presents the components of our intangible assets, created by our acquisition of ESI, as of July 4, 2010 (in thousands of dollars):

				Weighted Average
	Cost	Accumulated	Net Book	Useful Life
	Basis	Amortization	Value	(in years)

Customer base	$ 1,402	$ (394)	$ 1,008	8
Non-compete agreements	603	(272)	331	5
Trade name	161	(24)	137	15
Total	$ 2,166	$ (690)	$ 1,476

For the three months ended July 4, 2010 and June 28, 2009, we recorded amortization expense of $0.1million and $0.1million, respectively.

Estimated amortization expense for the remaining estimated useful life of the intangible assets is as follows as of July 4, 2010 (in thousands of dollars):

Years ending March	Amortization of Intangible Assets

2011 (July 5, 2010 through April 3, 2011)	$ 230
2012	307
2013	307
2014	186
Thereafter	446
Total	$ 1,476

13. DERIVATIVE FINANCIAL INSTRUMENTS

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

We have Euro-denominated forward contracts with a notional value of $1.3 million that will be largely settled within the next nine months. We also have $0.3 million of forward contracts denominated in Australian dollars with settlement horizons up to 18 months into the future. The combined fair value of these is ($0.2) million as of July 4, 2010 and is recorded as an unrealized loss, which is reflected net of taxes in Other Comprehensive Income. Our forward contracts are a Level 2 instrument and we use observable inputs including currency spot rates to determine values.

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

14. SUBSEQUENT EVENTS

We evaluated subsequent events through the filing date of these financial statements. There were no subsequent events between the period ended July 4, 2010 and the filing of these financial statements.

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

The Company's fiscal year consists of 52 or 53 weeks, ending on the Sunday closest to March 31. The 2010 fiscal year consisted of 52 weeks ending on March 28, 2010 while the 2011 fiscal year consists of 53 weeks ending April 3, 2011. All quarters of both fiscal years 2010 and 2011 consist of 13 weeks, except for the first quarter of 2011, which consisted of 14 weeks. The additional week did not materially affect the comparability of operating results between the first quarters of fiscal years 2011 and 2010. All references to years relate to fiscal years rather than calendar years.

We currently hold a Multi-Ship/Multi-Option cost-type contract ("CVN Contract") for the non-nuclear repair work on the aircraft carriers home ported or stationed in Puget Sound. The Navy first awarded us the CVN Contract in 1999 and we completed our second five-year contract during the third quarter of fiscal year 2009. During the second quarter of fiscal year 2009, the Navy awarded us a new five-year contract to continue our work on the aircraft carriers through fiscal year 2014.

On December 1, 2008, Washington State Ferries ("WSF") awarded us a $65.5 million firm fixed-price contract for the construction of one 64-Auto Ferry. Construction commenced in fiscal year 2009 and the ferry, currently under construction, is scheduled to be delivered during fiscal year 2011. We have signed $7.0 million in change orders since the award of this contract, bringing the total contract value to $72.5 million as of July 4, 2010.  Our wholly owned subsidiary, ESI, is a subcontractor on the project.

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

In the fourth quarter of fiscal year 2010, we negotiated a change order to Part A of the contract with WSF for the execution of the detailed production design of the 144-Auto Ferries in the amount of $8.3 million. The change order was effective January 27, 2010 and the design work is scheduled to be complete in fiscal year 2012. We have subcontracted substantial production design services to GPA.

OPERATING RESULTS

Revenue

Our first quarter revenue of $70.2 million reflects a $35.6 million, or 103% increase from the same period last fiscal year. The increase largely results from higher ship repair and new construction volumes. Cost-type, firm fixed price, and time-and-material contracts revenues increased 53%, 216% and 15%, respectively, between the first quarters of fiscal years 2010 and 2011. New construction volumes increased primarily due to the construction of the 64-Auto Ferries for WSF and cost-type volumes increased due to the timing of Navy and Coast Guard vessel availabilities, the most significant of which were the USS Abraham Lincoln, USS Ingraham, USS Stennis and the USCGC Polar Sea.

Our ship repair business consists of individual and short duration repair events, some of which the government exercises under its various multi-ship, multi-option contracts. Our new construction business consists of individual and multiple vessel construction contracts typically of one to two years duration. Consequently, our operating results for any period presented are not necessarily indicative of results that may be expected in any other period.

Cost of Revenue

Cost of revenue during the first quarter of fiscal year 2011 was $55.4 million, or 79% of revenue. Cost of revenue during the first quarter of fiscal year 2010 was $24.8 million, or 72% of revenue. The increase in the cost of revenue in the first quarter of fiscal year 2011 is primarily attributable to the increase in business volumes versus the same period in the prior year. The increase in cost of revenue as a percentage of total revenue for the first quarter is due primarily to an increase in work under cost-type contracts and new construction on the 64-Auto Ferries which are characterized by lower relative profitability due to the volume of work being performed by subcontractors.

Administrative and Manufacturing Overhead Expense

Overhead costs for administrative and manufacturing activities were $11.1 million, or 16% of revenue, for the first quarter of fiscal year 2011. During the same period of fiscal year 2010, administrative and manufacturing overhead costs were $8.1 million, or 23% of revenue. The $3.0 million increase in administrative and manufacturing overhead is primarily attributable to the volume increases in the first quarter of fiscal year 2011 versus the same period in the prior fiscal year. The decrease in administrative costs and manufacturing overhead as a percentage of revenue is attributable to the fixed nature of some of these costs in combination with the volume increases noted above.

Investment & Other Income

Investment and other income was $0.2 million for the first quarter of fiscal year 2011. During the same periods in fiscal year 2010 investment and other income was $0.5 million. Lease income and lease expense in the first quarter of fiscal year 2011 were lower than the same period in the prior year due to the completion in the first quarter of fiscal year 2010 of contracts to lease certain facilities and provide related services to Kiewit-General in connection with their construction of the Hood Canal Floating Bridge.

Income Taxes

Our effective income tax rate was 35.3% and 34.0% in the first quarters of fiscal year 2011 and 2010, respectively. In the first quarter of fiscal year 2011 we recorded $1.4 million of expense associated with federal income tax. During the same period in fiscal year 2010 we recorded $0.8 million in federal income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that our cash, cash equivalents and marketable securities position, anticipated fiscal year 2011 cash flow, access to credit facilities and, if necessary, capital markets, taken together, will provide sufficient liquidity to fund operations for fiscal year 2011. However, we expect to finance shipyard capital expenditures from working capital. Changes in the composition and/or timing of projected work could cause planned capital expenditures and repair and maintenance expenditures to change.

Working Capital

Working capital at July 4, 2010 was $40.7 million, an increase of $1.7 million, or 4%, from the working capital reported at the end of fiscal year 2010. The overall increase is due to an increase in accounts receivable of $3.4 million, an increase in securities available for sale of $6.7 million, an increase in cost in excess of billings of $5.4 million, and a decrease in billings in excess of costs of $3.8 million, which are partially offset by a decrease in cash of $6.1 million and an increase in accounts payable of $11.7 million. These changes are primarily due to increased volumes and timing of billings and payments for our Navy, Coast Guard and new construction customers.

Capital Expenditures

We made capital acquisitions of $0.6 million and $0.5 million in the first quarters of fiscal years 2011 and 2010, respectively, for planned improvements to our shipyard facilities.

Credit Facility

In July 2009, we renegotiated certain terms of our $10.0 million revolving credit facility, which expires July 31, 2011. In July 2009, we also added a new $15.0 million credit facility, which expires July 31, 2013, to support the issuance of letters of credit to meet our performance security obligations on our WSF 64-Auto Ferry new construction contracts and other commercial new construction projects when performance security is required. As of July 4, 2010, we have letters of credit outstanding of $1.1 million on our revolving credit facility and $11.4 million on our performance letter of credit facility. These reduced our available revolving credit facility and performance letter of credit facility to $8.9 million and $3.6 million, respectively. The revolving credit facility and the performance letter of credit facility, which are renewable on a bi-annual basis, provide us with flexibility in funding our operating cash flow needs. We have certain financial debt covenants that we must meet in order to maintain these credit lines. As of July 4, 2010, we were compliant with all bank covenants.

Dividends

On June 23, 2010 we paid a dividend of seven and one-half cents ($0.075) per share to all shareholders of record as of June 8, 2010. The cumulative amount of dividends paid on a year-to-date basis as of July 4, 2010 was $0.4 million.

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

RESERVES AND OTHER CONTINGENCIES

As reflected in the balance sheet and discussed in Note 4 of the Notes to Consolidated Financial Statements, we provided total aggregate reserves of $10.6 million at July 4, 2010 for our contingent environmental and bodily injury liabilities. As of March 28, 2010, we had recorded aggregate reserves of $10.9 million. Due to the complexities and extensive history of our environmental and bodily injury matters, the amounts and timing of future expenditures are uncertain. As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on our financial position, cash flows or results of operations.

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

As of July 4, 2010, we recorded aggregate assets of $7.5 million related to our reserves for environmental and bodily injury liabilities. As of March 28, 2010, we recorded aggregate assets of $7.6 million. These assets reflect receivables under contractual arrangements with the insurance companies to share costs for certain environmental and other matters, as well as amounts deposited to securitize certain remediation activities. We record amounts recoverable from insurance companies within our Consolidated Balance Sheets as insurance receivables and, in the case of reimbursements currently due, as a current asset. We record amounts held in security deposits within our balance sheet as restricted cash.

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

Subsequent to the end of fiscal year 2010, in June 2010, we received a Notice of Noncompliance with CAS from the Navy's Puget Sound contracting office relating to our five-year phased maintenance contract to perform repair work on the aircraft carriers located in the Puget Sound. This contract was completed in fiscal year 2009. During the fourth quarter of fiscal year 2007, we reported that the Navy's Puget Sound contracting office notified us of several potential noncompliance issues. The Notice of Noncompliance primarily focuses on our cost allocation methods applicable to our Navy contracts and the allocation methods we use for indirect costs for our work on cost-type contracts. We began negotiations with the Navy in the first quarter of fiscal year 2011 in an effort to reach a resolution acceptable to us and the Navy. There is no assurance that an acceptable resolution will be reached. We believe that we have valid positions and defenses to the findings of noncompliance and will pursue all available avenues of appeal in the event an acceptable resolution is not reached. An unfavorable outcome in this matter could have a significant impact on our cost structure with the Navy and, depending upon the scope of any retroactive relief sought by the Navy, could be material in the period recorded. At this time, we are unable to estimate our potential exposure for this item.

Additionally, in the prior fiscal year, the Navy and the DCAA questioned several modifications we made to our cost allocation methods and the degree to which we allocate indirect costs to work performed under our government cost-type contracts. We believe that we are in compliance with the Federal Acquisition Regulations and are making every effort to resolve these outstanding issues with the Navy's Puget Sound contracting officer. We have submitted proposals for consideration by the Navy to resolve all outstanding government cost accounting issues and began discussions with the Navy during the second quarter of fiscal year 2010. These discussions are currently ongoing. An unfavorable outcome in these matters could have a significant impact on our cost structure with the Navy and, depending upon the scope of any retroactive relief sought by the Navy, could be material in the period recorded.

BACKLOG

At July 4, 2010 our firm shipyard backlog consisted of approximately $147.8 million of repair, overhaul, and new construction work. Our backlog at March 28, 2010 was approximately $144.9 million. The increase in the backlog of work at the end of the three nine months of fiscal year 2011 is primarily attributed to the increase of cost-type project availabilities offset by progress on new construction projects.

LABOR RELATIONS

In September 2008, we reached an agreement for a new collective bargaining agreement with the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific) which the rank and file members at the Seattle shipyard subsequently ratified. The five-year agreement, which was retroactive to August 1, 2008, will expire on July 31, 2013. The shipyard workers employed by Everett are represented by the Boilermakers and Carpenters Unions under a separate collective bargaining agreement that expired July 31, 2010. Everett continues to operate under the expired agreement while negotiations for a new agreement continue. We consider our relations with the various unions to be stable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. There are no significant changes to our market risk since March 28, 2010.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a−15(e) and 15d−15(e) of the Exchange Act. Based on this review, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of July 4, 2010, due to the existence of the following material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses were found to exist during the preparation of our Annual Report on Form 10−K for the year ended March 28, 2010, and consisted of the following weaknesses in (i) our process for the annual transmission of pension asset balances to the pension actuary, and (ii) the processing of payments related to period end accruals. Despite the existence of these material weaknesses, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(b) Changes in Internal Controls Over Financial Reporting. During the most recently completed fiscal quarter, management implemented an improved reconciliation process to ensure that payments related to period end accruals are properly recorded. This change is reasonably likely to materially affect our internal control over financial reporting.

We consider the remediation of material weaknesses in our internal control over financial reporting to be a significant priority. We have taken immediate action to implement the above change in our controls, and we will test its effectiveness during the second fiscal quarter of 2011. Completion of testing with positive results will enable management to establish that remediation has been effective. However, as the transmission of pension asset balances to the pension actuary only happens on an annual basis, we will not be able to remediate this issue until the fourth quarter of fiscal year 2011.

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

No. 99.1	Press Release dated August 12, 2010 announcing financial results for our quarterly period ended July 4, 2010 (furnished herewith)*

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
August 12, 2010