Form 10-Q
period 2010-10-03
TODD SHIPYARDS CORP
filed 2010-11-10
CIK 98537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   [X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended October 3, 2010.
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
Registrant’s telephone number, including area code:
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

There were 5,782,731 shares of the corporation’s $0.01 par value common stock outstanding at November 10, 2010.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Statements contained in this Report which are not historical facts or information are “forward-looking statements.”  Words such as “believe,” “expect,” “intend,” “will,” “should,” and other expressions that indicate future events and trends identify such forward-looking statements.  These forward-looking statements involve risks and uncertainties which could cause the outcome to be materially different than stated.  Such risks and uncertainties include both general economic risks and uncertainties and matters discussed in the Company’s annual report on Form 10-K which relate directly to the Company’s operations and properties.  The Company cautions that any forward-looking statement reflects only the belief of the Company or its management at the time the statement was made.  Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove to be inaccurate or incomplete.  The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Periods ended October 3, 2010 and September 27, 2009
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	10/03/10	09/27/09	10/03/10	09/27/09
Revenues	$83,302	$49,571	$153,509	$84,206
Operating expenses:
Cost of revenue	58,881	37,092	114,285	61,880
Administrative and manufacturing overhead	13,240	9,657	24,303	17,753
Other insurance settlements	(35)	(8)	(117)	(38)
Total operating expenses	72,086	46,741	138,471	79,595
Operating income	11,216	2,830	15,038	4,611
Investment and other income:
Lease income	152	167	288	581
Lease expense	(15)	(15)	(17)	(35)
Other income, net	48	102	75	233
Gain on available-for-sale securities	70	54	70	54
Total investment and other income	255	308	416	833

Income before income tax expense	11,471	3,138	15,454	5,444
Income tax expense	(3,687)	(1,069)	(5,093)	(1,853)
Net income	$7,784	$2,069	$10,361	$3,591

Net income per common share
Basic	$1.35	$0.36	$1.79	$0.62
Diluted	$1.34	$0.36	$1.79	$0.62

Dividends declared per common share	$0.10	$0.05	$0.18	$0.10

Weighted average shares outstanding
Basic	5,781	5,775	5,780	5,769
Diluted	5,802	5,790	5,796	5,785

Retained earnings at beginning of period	$88,706	$81,288	$86,564	$80,056
Net income for the period	7,784	2,069	10,361	3,591
Dividends declared on common stock	(575)	(289)	(1,010)	(579)
Retained earnings at end of period	$95,915	$83,068	$95,915	$83,068

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS
Balances as of October 3, 2010 and March 28, 2010
(in thousands of dollars, except share data)

	10/03/10	03/28/10

ASSETS
Cash and cash equivalents	$14,227	$8,171
Securities available-for-sale	24,687	20,021
Accounts receivable
U.S. Government	9,058	6,689
Other, net	11,416	15,592
Costs and estimated profits in excess of billings on incomplete contracts	29,247	20,675
Inventory	1,834	1,491
Insurance receivable	447	447
Restricted cash	5,003	-
Other current assets	2,109	2,068
Deferred taxes	1,643	402
Total current assets	99,671	75,556
Property, plant, and equipment, net	28,373	29,716
Restricted cash	3,240	5,627
Deferred pension assets	11,124	11,657
Insurance receivable	7,603	7,180
Intangible assets, net	1,400	1,553
Goodwill	1,109	1,109
Other long-term assets	882	898
Total assets	$153,402	$133,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$32,501	$16,635
Accrued payroll and related liabilities	3,541	3,586
Billings in excess of costs and estimated profits on incomplete contracts	9,718	13,624
Environmental and other reserves	447	447
Taxes payable other than income taxes	1,325	1,559
Income taxes payable	546	676
Total current liabilities	48,078	36,527
Environmental and other reserves	8,504	10,415
Accrued post retirement health benefits	6,072	6,171
Deferred taxes	2,891	2,648
Other non-current liabilities	2,607	2,133
Total liabilities	68,152	57,894
Stockholders’ equity
Common stock $.01 par value, authorized 19,500,000 shares, issued 11,828,305 shares at October 3, 2010 and March 28, 2010, and outstanding 5,787,231 shares at October 3, 2010 and 5,775,691 shares at March 28, 2010	118	118
Paid-in capital	38,935	38,885
Retained earnings	95,915	86,564
Accumulated other comprehensive loss	(5,945)	(6,308)
Treasury stock (6,041,074 shares at October 3, 2010 and 6,052,614 at March 28, 2010)	(43,773)	(43,857)
Total stockholders' equity	85,250	75,402
Total liabilities and stockholders' equity	$153,402	$133,296

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Periods ended October 3, 2010 and September 27, 2009

(in thousands of dollars)

	Six Months Ended
	10/03/10	09/27/09
OPERATING ACTIVITIES
Net income	$10,361	$3,591
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,299	2,255
(Gain) loss on disposal of fixed assets	(5)	27
Gain on available-for-sale securities	(70)	(54)
Pension expense	533	1,077
Post retirement health expense (benefit)	(99)	36
Deferred income tax	(903)	(492)
Stock based compensation	134	129
Change in operating assets and liabilities
Accounts receivable	1,807	(3,627)
Costs and estimated profits in excess of billings on incomplete contracts	(8,572)	(8,409)
Inventory	(343)	27
Insurance receivable	(423)	81
Other assets	194	937
Accounts payable and accruals	16,111	6,987
Accrued payroll and related liabilities	(45)	507
Billings in excess of costs and estimated profits on incomplete contracts	(3,906)	(728)
Environmental and other reserves	(1,911)	(273)
Income taxes payable	(130)	(465)
Other liabilities	96	(711)
Net cash provided by operating activities	15,128	895
INVESTING ACTIVITIES
Purchases of marketable securities	(13,252)	(5,079)
Sales of marketable securities	4,384	4,688
Maturities of marketable securities	4,186	1,003
Capital expenditures	(764)	(976)
Net cash used in investing activities	(5,446)	(364)
FINANCING ACTIVITIES
Restricted cash	(2,616)	(540)
Dividends paid on common stock	(1,010)	(579)
Net cash used in financing activities	(3,626)	(1,119)
Net increase (decrease) in cash and cash equivalents	6,056	(588)
Cash and cash equivalents at beginning of period	8,171	4,551
Cash and cash equivalents at end of the period	$14,227	$3,963

Cash paid for income taxes	6,310	2,800
Cash paid for interest	11	-
Supplemental disclosures of non-cash information:
Liability for capital expenditure	34	42

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Todd Shipyards Corporation (“we”, “us”, or “our”) was organized in 1916 and has operated a shipyard in Seattle, Washington (the “Shipyard”) since incorporation.  We are incorporated under the laws of the State of Delaware and operate shipyards through our wholly owned subsidiaries, Todd Pacific Shipyards Corporation (“Todd Pacific”) and Everett Shipyard, Inc. (“ESI”).  Todd Pacific has historically been engaged in the repair/overhaul, conversion and construction of commercial and military ships.  On March 31, 2008, our subsidiary Everett Ship Repair and Drydock, Inc. (“Everett”) acquired the assets of ESI and subsequently changed its name to ESI.  ESI is engaged in repair, overhaul, and conversion work of commercial and government owned vessels.  We consider ourselves to operate under one segment.

Today, we are the largest private (or non-Governmental) shipyard operator in the Pacific Northwest.  A substantial amount of our business is repair and maintenance work on commercial and federal government vessels engaged in various maritime activities in the Pacific Northwest.  We also provide new construction and industrial fabrication services for a wide variety of customers.  Our customers include the US Navy (“Navy”), the US Coast Guard (“Coast Guard”), Military Sealift Command, National Oceanic & Atmospheric Administration (“NOAA”), Washington State Ferries (“WSF”), the Alaska Marine Highway System, fishing fleets, cargo shippers, tug and barge operators and cruise lines.

We filed the Consolidated Financial Statements for the fiscal year ended March 28, 2010 with the Securities and Exchange Commission on Form 10-K.  The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis contained in that report should be read in connection with this Form 10-Q. The Company’s fiscal year consists of 52 or 53 weeks, ending on the Sunday closest to March 31. The 2010 fiscal year consisted of 52 weeks ending on March 28, 2010 while the 2011 fiscal year consists of 53 weeks ending April 3, 2011.  All quarters of both fiscal years 2010 and 2011 consist of 13 weeks, except for the first quarter of 2011, which consisted of 14 weeks.  The additional week did not materially affect the comparability of operating results between the first six months of fiscal years 2011 and 2010.  All references to years relate to fiscal years rather than calendar years.

1.  BASIS OF PRESENTATION

We have included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation in the interim financial statements. Certain financial information that is required in the annual financial statements and prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) may not be required for interim financial reporting purposes and may have been condensed or omitted.  Our results of operations for the six months ended October 3, 2010 are not necessarily indicative of the operating results for the full year.  Our interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2010 Annual Report on Form 10-K.

The Consolidated Financial Statements include the accounts of Todd Shipyards Corporation and our wholly owned subsidiaries Todd Pacific, ESI, and TSI Management, Inc. (“TSI”).  We have eliminated all intercompany transactions.

Preparing our interim financial statements requires us to make estimates and assumptions that may affect the amounts reported in our Consolidated Financial Statements and Notes to Consolidated Financial Statements.  Actual results could differ from those estimates.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

The International Accounting Standards Board (IASB) and the US Financial Accounting Standards Board (FASB) have published a draft standard to improve and align the financial reporting of revenue from contracts with customers and related costs.  If adopted as currently drafted, the proposal would create a single revenue recognition standard for International Financial Reporting Standards (IFRSs) and US generally accepted accounting principles (GAAP) that would be applied across various industries and capital markets, and would likely have a material impact on our financial statements.

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

Harbor Island Site
In fiscal year 2001, we entered into a 30-year agreement with an insurance company that provides broad-based insurance coverage for the remediation of our operable units at the Harbor Island Superfund Site (“Site”).

The agreement provides coverage for the known liabilities in an amount not to exceed the policy limits.  As of October 3, 2010 we have current recorded reserves of approximately $5.9 million and a corresponding insurance receivable of $5.7 million.  Included in the reserves are remediation costs for Harbor Island of $0.4 million that we expect to incur in the next 12 months.  We reflect these costs as current liabilities in our balance sheet.  Likewise, we reflect the insurance receivable of $0.4 million relating to these reserves as a current asset in our balance sheet.

Additionally, in 2001 we entered into a 15-year agreement for coverage of any new environmental conditions discovered at the Seattle shipyard property that would require environmental remediation.

During the fourth quarter of fiscal year 2003, we entered into a Consent Decree with the Environmental Protection Agency (“EPA”) for the cleanup of the Shipyards Sediments Operable Unit (“SSOU”), which was subsequently approved by the Department of Justice.  Remediation of the SSOU began in the second quarter of fiscal year 2005.  We finished the pier demolition and required dredging in its entirety during fiscal year 2006. The EPA formally accepted our work at the site during the second quarter of fiscal year 2008.

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

Under the Federal Superfund law, a potentially responsible party (“PRP”) may have liability for damages to natural resources in addition to liability for remediation.  In the fourth quarter of fiscal year 2010, we received a claim for natural resource damages pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) on behalf of the Elliott Bay Natural Resource Trustees relating to the Site.  We have included our best estimate of natural resource damage liability in the environmental remediation reserve.  We believe that our estimated potential loss for this claim will be covered by our existing insurance, provided we do not exceed aggregate policy limits, which we do not anticipate.

Other Environmental Sites
The Port of Tacoma, Washington filed a civil action against us during the fourth quarter of fiscal year 2008 in the United States District Court (Western District of Washington in Tacoma) for contribution under CERCLA and Model Toxics Control Act (“MTCA”).  We previously disclosed our involvement with the CERCLA and MTCA remediation efforts in the Hylebos Waterway of Commencement Bay in Tacoma, Washington and subsequent natural resources assessment by the statutorily named trustees (“Commencement Bay Trustees”).  A former subsidiary of ours operated a shipbuilding operation on the Hylebos Waterway under contract to the Navy during World War I and World War II.  The contract between our subsidiary and the Navy for the operation of the shipyard site included an indemnification clause flowing from the Navy to our subsidiary.  We have tendered any potential liability to the Navy pursuant to this contract.  The Government to date has not accepted this tender nor has it agreed to indemnify us.  In the fourth quarter of fiscal year 2010, we reached a contingent settlement agreement in this litigation with the Port of Tacoma.  The agreement was subject to approval by the Government, which was received during the second quarter of the current fiscal year.  We paid the final settlement amount, of $2.175 million, to the Port of Tacoma in the second quarter of the current fiscal year.  We intend to file a claim against the Government for indemnification pursuant to our contracts with the Government during World War II.  Any potential recovery from this claim has not been included in reported revenues and there can be no assurance that our claim will be successful.

We entered into a Consent Decree with the EPA for the clean up of the Casmalia Resources Hazardous Waste Management Facility in Santa Barbara County, California under the Resource Conservation and Recovery Act in 1996. We included an estimate of the potential liability for this site in our environmental reserve.

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

We received notification in the third quarter of fiscal year 2007 regarding the discovery of sub surface oil on the property we formerly owned in Galveston, Texas.  We sold the property to the Port of Galveston in 1992 and there have been several intervening owners and operators at the site since 1992.  There have been no further investigations of this matter since Hurricane Ike struck Galveston in 2008. We have not established a reserve for this issue as we are unable to estimate the probable outcome.

During fiscal year 2005, we received notification that we, along with 55 other companies and organizations, are a PRP at the BKK Landfill Facility in West Covina, California (“BKK”).  The site is the subject of an investigation and remedial order from the California Department of Toxic Substances Control.  It is alleged that our San Pedro, CA shipyard (closed in 1990) caused shipyard waste to be sent to the BKK facility during the 1970s and 1980s.  We have not established a reserve for this issue as we are unable to estimate the probable outcome.

Asbestos-Related Claims
As reported in our Form 10-K for fiscal year 2010, we are named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former facilities.

In addition to us, the cases generally include other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances.  We assess claims as they are filed and as the cases develop, dividing them into three different categories based on severity of illness and whether the claim is considered to be active or inactive litigation.  Based on current fact patterns, we categorize certain active claims for diseases including mesothelioma, lung cancer and fully developed asbestosis as “malignant” claims.  We categorize claims of a less medically serious nature as “non-malignant.”  We are currently defending approximately 8 “malignant” claims and approximately 172 “non-malignant” claims.  We also include in our reserves acknowledgement of 354 “inactive” claims that could become active upon the presentation of additional evidence of disease and/or exposure by those claimants and/or renewed prosecution of their claims.

As of October 3, 2010, we have recorded a bodily injury liability reserve of $2.7 million and a bodily injury insurance receivable of  $1.9 million.  This compares to a previously recorded bodily injury reserve and insurance receivable of $3.0 million and $2.1 million, respectively, at March 28, 2010.  We classify these bodily injury liabilities and receivables within our balance sheet as environmental and other reserves, and insurance receivables, respectively.

Other Reserves
During the first quarter of fiscal year 2004, we recorded a reserve of $2.5 million related to the unanticipated bankruptcy of one of our previous workers’ compensation insurance carriers.  The remaining reserve balance as of October 3, 2010 was $1.1 million, which reflects our best estimate of the known liabilities associated with unpaid workers’ compensation claims arising from the two-year coverage period commencing October 1, 1998, and is subject to change as additional facts are uncovered.  These claims have reverted to us due to the liquidation of the insurance carrier.  Although we expect to recover at least a portion of these costs from the liquidation and other sources, we cannot currently estimate the amount and the timing of any such recovery and therefore have not included an estimate of amounts recoverable in the current financial results.  We have cumulatively paid approximately $1.4 million and $1.3 million in claims through October 3, 2010 and March 28, 2010, respectively, which have been charged against the reserve.

Other Contingencies
We previously reported that we received notice from the Defense Contract Audit Agency (“DCAA”) questioning the reasonableness of a payment to one of our subcontractors on the 2005 dPIA of the aircraft carrier USS John C. Stennis.  During the first quarter of our fiscal year 2009 the DCAA issued its final report disapproving $3.1 million of costs related to payments made to the subcontractor and costs incurred by us to perform work which was contracted to the subcontractor.  The Navy contracting officer then issued the decision to disallow the costs and withhold the above stated amount from payments due on our current contracts with the Navy.  In response, we filed a Request for Equitable Adjustment (“REA”) with the Navy contracting officer to allow the $3.1 million in incurred costs.  In the event of an unfavorable decision on our REA, we will file an appeal to the Armed Services Board of Contract Appeals or directly to federal court.  We established a reserve for this item in the amount of $3.1 million and recorded the resulting transaction as a reduction in revenue in the first quarter of fiscal year 2009.  The Navy collected the entire amount in the second quarter of fiscal year 2009 through the non-payment of other outstanding project receivables.  In the third quarter of fiscal year 2009, the Navy agreed to return the $3.1 million while the REA and additional information we have provided is under consideration.  There are no assurances that the Navy will agree with our REA.  Our current financial statements continue to reflect a reserve in billings in excess of sales for the $3.1 million in question.

During the first quarter of fiscal year 2011, we received a Notice of Noncompliance with Cost Accounting Standards (“CAS”) from the Navy’s Puget Sound contracting office relating to our previous five-year phased maintenance contract to perform repair work on the aircraft carriers located in the Puget Sound.  This contract was completed in fiscal year 2009.  During the fourth quarter of fiscal year

2007, we reported that the Navy’s Puget Sound contracting office notified us of several potential noncompliance issues.  The Notice of Noncompliance primarily focuses on our cost allocation methods applicable to our Navy contracts and the allocation methods we use for indirect costs for our work on cost-type contracts.  We began discussions with the Navy in the first quarter of fiscal year 2011 in an effort to reach a resolution acceptable to us and the Navy.  There is no assurance that an acceptable resolution will be reached.  We believe that we have valid positions and defenses to the findings of noncompliance and will pursue all available avenues of appeal in the event an acceptable resolution is not reached.  An unfavorable outcome in this matter could have a significant impact on our cost structure with the Navy and, depending upon the scope of any retroactive relief sought by the Navy, could be material in the period recorded.  At this time, we are unable to estimate our potential exposure for this item.

Additionally, in the current and prior fiscal year, the Navy and the DCAA questioned several modifications we made to our cost allocation methods and the degree to which we allocate indirect costs to work performed under our government cost-type contracts.  We believe that we are in compliance with the Federal Acquisition Regulations and are making every effort to resolve these outstanding issues with the Navy’s Puget Sound contracting officer.  We have submitted proposals for consideration by the Navy to resolve all outstanding government cost accounting issues and began discussions with the Navy during fiscal year 2010.  These discussions are currently ongoing.  An unfavorable outcome in these matters could have a significant impact on our cost structure with the Navy and, depending upon the scope of any retroactive relief sought by the Navy, could be material in the period recorded.

5.  COMPREHENSIVE INCOME

We reported comprehensive income of $7.5 million for the quarter ended October 3, 2010, which consisted of net income of $7.8 million, less pension adjustments net of tax of $0.1 million and unrealized losses on foreign currency contracts of $0.2 million. For the six months ended October 3, 2010, we reported comprehensive income of $10.0 million, which consisted of net income of $10.4 million, less pension adjustments net of tax of $0.1 million, unrealized losses on available-for sale securities of $0.1 million, and unrealized losses on foreign currency contracts of $0.2 million.

For the second quarter of fiscal year 2010, ended September 27, 2009, we reported comprehensive income of $2.1 million, which consisted of net income of $2.1 million and an immaterial unrealized gain on available-for-sale securities. For the six months ended September 27, 2009, we reported comprehensive income of $3.6 million, which consisted of net income of $3.6 million and an immaterial unrealized gain on available-for-sale securities.

6.  NET INCOME PER SHARE

The following table represents the calculation of net income per common equivalent share, diluted.

	Three Months Ended		Six Months Ended
(in thousands of dollars except per share data)	10/03/10	09/27/09	10/03/10	09/27/09

Net income	$7,784	$2,069	$10,361	$3,591
Weighted average common shares outstanding, basic	5,781	5,775	5,780	5,769
Dilutive effect of stock awards on weighted average common shares	21	15	16	16
Weighted average common shares outstanding, diluted	5,802	5,790	5,796	5,785

Net income per common share, diluted	$1.34	$0.36	$1.79	$0.62

We excluded 56,000 units and 44,000 units of Stock Settled Appreciation Rights (“SSARs”) from the calculations for the six month periods ended October 3, 2010 and September 27, 2009 because their affect would be anti-dilutive.

7.  STOCK COMPENSATION EXPENSE

The Todd Shipyards Corporation 2003 Incentive Stock Option Plan (“2003 Plan”) provides for the granting of incentive stock options, non-qualified stock options, performance share awards and restricted stock grants, or any combination of such grants or awards to directors, officers and our key employees to purchase shares of the common stock of the Company. The Board of Directors has authorized an aggregate of 250,000 shares of common stock for issuance under the 2003 Plan.

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

The remaining future compensation costs relating to unvested performance share awards and stock grants as of October 3, 2010 are $0.7 million, which will be recognized over a weighted average of 2.9 years, inclusive of estimated forfeitures.  We amortize stock compensation costs on a straight-line basis over the requisite service period, and we include such costs in administrative and manufacturing overhead expense.

Restricted Stock Units

Number of Units	Recipients	Grant Date	Value Per Unit At Grant Date	Vesting Period
9,600	Officers	7/1/2010	$14.55	5 Years
4,500	Non-employee Board Members	8/20/2010	$15.18	3 Years
9,600	Officers	7/1/2009	$16.98	5 Years
4,500	Non-employee Board Members	8/21/2009	$16.98	3 Years
9,600	Officers	7/1/2008	$14.48	5 Years
5,250	Non-employee Board Members	8/22/2008	$14.10	3 Years
16,000	Officers	7/6/2007	$21.02	5 Years

We assume that the officers and the non-employee members of our Board will continue service until their units vest.  The forfeiture rate assumed on these units is zero.

Stock-settled Appreciation Rights

Number of Units	Recipients	Grant Date	Fair Value Per Unit At Grant Date	Vesting Period
16,000	Officers	7/1/2010	$4.33	3 Years
12,000	Non-employee Board Members	8/20/2010	$4.70	3 Years
16,000	Officers	7/1/2009	$3.67	3 Years
12,000	Non-employee Board Members	8/21/2009	$3.67	3 Years
16,000	Officers	7/1/2008	$2.38	3 Years

We assume that the officers and the non-employee members of our Board will continue service until their units vest.  We consider the achievement of the underlying performance criteria to be probable.  The forfeiture rate assumed on these units is zero.

Determining Fair Value - We calculate the fair value of SSARs issued to employees and non-employee members of the Board using the Black-Scholes pricing model.  We then amortize the fair value on a straight-line basis over the requisite vesting period of the awards.  The table below shows current quarter activity.

Black-Scholes Pricing Model

	2011	2010
Expected Volatility	39.72%	38.35%
Expected term (in years)	4	4
Risk-free interest rate	0.78%	1.88%
Expected Dividend	1.41%	1.50%
Fair Value per share	$4.68	$3.67

8.  PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS

Non-union Pension Plan - We sponsor the Todd Shipyards Corporation Retirement System (the “Plan”), a noncontributory defined benefit plan under which all nonunion employees hired on or before April 9, 2007 are covered.  On January 25, 2010, the Board of Directors adopted a restatement of the Plan with an effective date of July 1, 2009.  Plan benefits are based on years of service and the employee's compensation before retirement.  Our funding policy is to fund such retirement costs as required to meet allowable deductibility limits under current Internal Revenue Service regulations.  The Plan assets consist principally of common stocks and Government and corporate obligations. The Plan was amended as of April 6, 2007, to freeze membership in the Plan effective for new hires and employees transferring from union to non-union employment status on and after April 10, 2007, and to provide that employees rehired on and after April 10, 2007 are ineligible to accrue benefits on and after that date.

Pension Benefits	Three Months Ended		Six Months Ended
(in thousands of dollars)	10/03/10	09/27/09	10/03/10	09/27/09
Components of net periodic benefit cost
Service cost	$185	$137	$370	$274
Interest cost on projected benefit obligation	379	424	759	847
Expected return on plan assets	(642)	(522)	(1,284)	(1,044)
Recognized actuarial loss	341	497	682	994
Amortization of prior service cost	3	3	6	6
Net periodic cost	$266	$539	$533	$1,077

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

Other Post Retirement Benefits	Three Months Ended		Six Months Ended
(in thousands of dollars)	10/03/10	09/27/09	10/03/10	09/27/09
Components of net periodic benefit cost
Interest cost on projected benefit obligation	$104	$162	$208	$324
Recognized actuarial gain	(2)	(39)	(4)	(78)
Amortization of net gain	(152)	(105)	(304)	(210)
Net periodic cost (benefit)	$(50)	$18	$(100)	$36

We maintain a Voluntary Employee Beneficiary Association Trust (“VEBA Trust”) to fund health benefits for certain retired employees. The balance in the VEBA trust was $1.7 million as of October 3, 2010.  We anticipate that we will continue to fund retiree health benefits from the VEBA Trust until this fund is exhausted.

On December 8, 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) was signed into law. MMA introduces prescription drug benefits under Medicare Part D as well as a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We sponsor a post retirement health care benefit plan that provides prescription drug benefits that are deemed actuarially equivalent to Medicare Part D. We began reflecting the impact due to MMA effective March 31, 2005 and assume it will be in place for the lifetime of the plan.  The Patient Protection and Affordable Care Act, which was signed into law in March 2010, will result in our Medicare Part D subsidy becoming taxable in 2013.

Fair Value Measurements
The following table presents our VEBA Trust and Plan assets using the fair value hierarchy as of October 3, 2010.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

Level 1 – Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 – Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonable available assumptions made by other market participants.  These valuations require significant judgment.

The following table summarizes, by major security type, our VEBA Trust and Plan assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as of October 3, 2010:

(In thousands of dollars)	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value
Money Market Funds	1,847	-	-	1,847
Domestic Common Stock	18,588	-	-	18,588
Foreign Common Stock	2,581	2,563	-	5,144
US Government and Agency Securities	-	8,655	-	8,655
Corporate Debt Securities	-	7,382	-	7,382
Total	$23,016	$18,600	$-	$41,616

Union Pension Plans - Operating Shipyard - We participate in several multi-employer defined benefit and/or defined contribution pension plans, which provide benefits to our collective bargaining unit employees.  The expense under these plans totaled $1.8 million and $0.9 million for the quarters ended October 3, 2010 and September 27, 2009, respectively, and $3.0 million and $1.5 million for the six months ended October 3, 2010 and September 27, 2009, respectively.

9.  INCOME TAXES

We account for income taxes using the asset and liability method, whereby deferred income taxes are recorded for the temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes.  We report the tax effects of these temporary differences as deferred income tax assets and liabilities on the balance sheet, measured using federal income tax laws and tax rates that are currently in effect. We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or the entire deferred income tax asset will not be realized.  We have determined that no valuation allowance was necessary in the first six months of fiscal year 2011 or in fiscal year 2010.

We use a more-likely-than-not threshold for the financial statement recognition and measurement of tax positions taken or expected to be taken in our tax returns.  We record a liability for the difference between the benefit recognized and measured for financial statement purposes and the tax position taken or expected to be taken in our tax returns.  To the extent that our assessment of such tax positions changes, we record the change in estimate in the period in which the determination is made.  We classify tax-related interest and penalties as interest expense and operating expense, respectively.

We recognized no material interest or penalties during the six months ended October 3, 2010. We classify penalties incurred in connection with tax matters as general and administrative expenses, and we classify interest assessments incurred in connection with tax matters as interest expense.

As of October 3, 2010, we have a liability for unrecognized tax benefits of $0.2 million related to certain positions which we concluded are more likely than not to not be sustained upon audit.  The following table summarizes the movement in uncertain tax benefits from March 28, 2010 to October 3, 2010 (in thousands of dollars):

	Gross	Net
March 28, 2010 balance	$529	$180
Additions based on current year tax positions	-	-
Additions for prior years' tax positions	-	-
Reductions for prior year's tax positions	-	-
Reductions due to a lapse of the statute of limitations	-	-
Settlements with tax authorities	-	-
October 3, 2010 balance	$529	$180

Tax years that remain open for examination by federal taxing authorities include 2007, 2008, 2009, and 2010.

10.  FAIR VALUE OF FINANCIAL ASSETS AND LAIBILITIES

As of October 3, 2010 and March 28, 2010 our cash, cash equivalents, and marketable securities primarily consisted of cash, government and government agency securities, money market funds, and other investment grade securities.  We record such amounts at fair value.

We use a hierarchy based on the inputs to measure fair value.  The three-tier fair value hierarchy, which prioritizes the inputs used in our valuation methodologies, is:

Level 1 – Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 – Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonable available assumptions made by other market participants.  These valuations require significant judgment.

The following table summarizes, by major security type, our assets and liabilities that we measured at fair value on a recurring basis and are categorized using the fair value hierarchy as of October 3, 2010:

(in thousands of dollars)	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value

Cash and Restricted Cash	$18,750	-	-	-	$18,750
Money Market Funds	-	3,720	-	-	3,720
US Government and Agency Securities	-	1,530	9,613	-	11,143
Corporate Debt Securities	-	-	13,544	-	13,544
Total	$18,750	$5,250	$23,157	$-	$47,157

11.  PROPERTY AND EQUIPMENT

Our property and equipment consisted of the following assets and accumulated depreciation at October 3, 2010 and March 28, 2010 (in thousands of dollars):

	10/03/10	03/28/10

Land and buildings	$27,547	$27,565
Drydocks	16,900	16,789
Piers and wharves	26,542	26,514
Computer hardware	1,954	1,958
Computer software	3,741	3,645
Equipment	34,111	33,668

Property and equipment, gross	110,795	110,139

Less: accumulated depreciation	(82,422)	(80,423)

Property and equipment, net	$28,373	$29,716

12.  INTANGIBLE ASSETS

The following table presents the components of our intangible assets as of October 3, 2010 (in thousands of dollars):

	Cost Basis	Accumulated Amortization	Net Book Value	Weighted Average Useful Life (in years)

Customer base	$1,402	$(438)	$964	8
Non-compete agreements	603	(301)	302	5
Trade name	161	(27)	134	15
Total	$2,166	$(766)	$1,400

For the six months ended October 3, 2010 and September 27, 2009, we recorded amortization expense of $0.2 million and $0.2 million, respectively. For the quarters ended October 3, 2010 and September 27, 2009, we recorded amortization expense of $0.1 million and $0.1 million, respectively.

Estimated amortization expense for the remaining estimated useful life of the intangible assets is as follows as of October 3, 2010 (in thousands of dollars):

Years ending March	Amortization of Intangible Assets

2011 (October 4, 2010 through April 3, 2011)	$153
2012	307
2013	307
2014	186
Thereafter	447
Total	$1,400

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

We have Euro-denominated forward contracts with a notional value of $0.4 million that will be largely settled within the next seven months.  We also have $0.3 million of forward contracts denominated in Australian dollars with settlement horizons up to 15 months into the future.  The combined fair value of these is $8,000 as of October 3, 2010 and is recorded as an unrealized gain, which is reflected net of taxes in Other Comprehensive Income.  Our forward contracts are a Level 2 instrument and we use observable inputs including currency spot rates to determine reportable values.

We translate our foreign currency assets and liabilities at the exchange rate on the balance sheet date, and the foreign exchange hedging assets and liabilities using quoted market rates on the balance sheet date.  We charge our translation adjustments resulting from this process to other comprehensive income (a component of stockholders’ equity), net of taxes. Realized gains and losses resulting from the effects of changes in exchange rates on assets and liabilities denominated in foreign currencies are included in non-operating expense as foreign currency transaction gains and losses.

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

14.  SUBSEQUENT EVENTS

We evaluated subsequent events through the filing date of these financial statements.  The following event occurred between the period ended October 3, 2010 and the filing of these financial statements.

On November 2, 2010, we were awarded a multi-year maintenance contract from the U.S. Coast Guard for the icebreaker USCGC Healy. The award is for a Multi-Option Firm Fixed-Price supply contract that will be in effect from November 2010 to February 2015.

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Notes to Consolidated Financial Statements are an integral part of Management’s Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith.

OVERVIEW

We derive a significant portion of our revenues from work performed under our contracts with the Navy and the Coast Guard.  The Navy and the Coast Guard schedule work under such contracts at their convenience.

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Sunday closest to March 31. The 2010 fiscal year consisted of 52 weeks ending on March 28, 2010 while the 2011 fiscal year consists of 53 weeks ending April 3, 2011.  All quarters of both fiscal years 2010 and 2011 consist of 13 weeks, except for the first quarter of 2011, which consisted of 14 weeks.  The additional week did not materially affect the comparability of operating results between the first six months of fiscal years 2011 and 2010.  All references to years relate to fiscal years rather than calendar years.

We currently hold a Multi-Ship/Multi-Option cost-type contract (“CVN Contract”) for the non-nuclear repair work on the aircraft carriers home ported or stationed in Puget Sound.  The Navy first awarded us the CVN Contract in 1999 and we completed our second five-year contract during the third quarter of fiscal year 2009.  During the second quarter of fiscal year 2009, the Navy awarded us a new five-year contract to continue our work on the aircraft carriers through fiscal year 2014.

We are currently completing the last availability under this 2005 Multi Ship/Multi Option contract.  The Navy is awarding known future work on these surface combatants on firm fixed price competitive basis and has not yet announced whether or not there will be another five-year cost type MS/MO solicitation.  We were first awarded this five-year contract in fiscal year 2001 for the repair and maintenance of all surface combatants (frigates and destroyers) stationed at the Naval Station in Everett.  The Navy extended this cost-plus-award-fee contract by approximately five years in September of 2005.  We are the prime contractor and lead a team of subcontractors who at times may perform as much as half of the work.  The work is done either at our Seattle shipyard or pier-side at the Naval Station in Everett.  We perform the work under this contract at the option of the Navy, which has not established a dollar value for the work.

On December 1, 2008, Washington State Ferries (“WSF”) awarded us a $65.5 million firm fixed-price contract for the construction of one 64–Auto Ferry. Construction commenced in fiscal year 2009 and the ferry was delivered on September 15, 2010. The final contract value has been negotiated with WSF.  Results for the six months ended October 3, 2010 include the value of all such changes.  Our wholly owned subsidiary, ESI, was a subcontractor on the project.

On October 13, 2009, WSF awarded us a $114.1 million contract for the construction of two additional 64-Auto Ferries.  As part of this award, WSF has an option for the construction of a third additional vessel for $50.8 million, which they must exercise no later than May 31, 2011.  The contract commenced upon receiving the Notice to Proceed from WSF on November 9, 2009.  The contract contemplates delivery of the second vessel in the class 18 months after Notice to Proceed, and delivery of the third vessel nine months after the delivery date of the second. Our wholly owned subsidiary, ESI, is a subcontractor on the project.

In July 2007, we, as prime contractor, commenced negotiations with WSF for the terms and conditions of a contract to build up to four 144-Auto Ferries.  We concluded those negotiations and executed the prime contract with WSF in December 2007.  WSF issued the contract in two parts: Part A provides for the design of the ferries and Part B will dictate the terms of the actual construction of the ferries.  Part A of the contract, which was awarded for $2.4 million, is performed by us and our primary subcontractor, Guido Perla & Associates of Seattle, Washington (“GPA”), who will provide ferry design services.  We reached agreement on the terms and conditions of a subcontract with Martinac Shipbuilding of Tacoma, Washington in December 2007 to be a subcontractor to us for Part B of the contract.  Once the design and cost estimate are complete, we are contractually obligated to negotiate a price and delivery schedule for Part B of the contract, covering the construction of the ferry, with WSF.  The timetable for the contract execution of Part B is dependent upon the availability of funds from WSF.  There are no assurances that we will reach agreement with WSF on a price for construction of the ferries, a mutually acceptable delivery schedule, or that the necessary funding will be available from the State of Washington to build any or all of the ferries.

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

OPERATING RESULTS

Revenue
Our second quarter revenue of $83.3 million reflects a $33.7 million, or 68% increase from the same period last fiscal year.  The increase largely results from higher volumes associated with new construction and cost-type ship repair projects.  Cost-type and firm fixed price contracts revenues increased 57% and 84%, respectively, while time-and-material contracts decreased  6%, between the second quarters of fiscal years 2010 and 2011. Cost-type volumes increased due to the timing of Navy and Coast Guard vessel availabilities, the most significant of which were the USS Ingraham, USS Stennis, USCGC Polar Star and the USCGC Polar Sea. Firm fixed price contract revenue increased due to higher new construction volumes and to the recognition of change order revenue associated with new construction work that we completed in prior periods.

Revenue for the first six months of fiscal year 2011 was $153.5 million, which reflects a $69.3 million, or 82% increase from the same period last year. The year to year increase results largely from higher new construction and cost-type and ship repair volumes.  Cost-type, firm fixed price, and time-and-material contracts revenues increased 55%, 124% and 12% respectively, between the first half of fiscal years 2010 and 2011. The increase in firm fixed price contract revenue is due to the two factors mentioned above.

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

Cost of Revenue
Cost of revenue during the second quarter of fiscal year 2011 was $58.9 million, or 71% of revenue.  Cost of revenue during the second quarter of fiscal year 2010 was $37.1 million, or 75% of revenue.  The increase in the cost of revenue in the second quarter of fiscal year 2011 is primarily attributable to the increase in business volumes versus the same period in the prior year.  The decrease in cost of revenue as a percentage of total revenue for the second quarter is due primarily to the recognition of change order revenue associated with new construction work that we completed in prior periods.

Cost of revenue during the first six months of fiscal year 2011 was $114.3 million, or 74% of revenue. During the same period of fiscal year 2010, cost of revenue was $61.9 million, or 73% of revenue.

Administrative and Manufacturing Overhead Expense
Overhead costs for administrative and manufacturing activities were $13.2 million, or 16% of revenue, for the second quarter of fiscal year 2011.  During the same period of fiscal year 2010, administrative and manufacturing overhead costs were $9.7 million, or 19% of revenue.  As our overhead cost pools comprise both variable and fixed costs, increases or decreases in volumes generally translate into less than proportionate changes in overhead spending.  Accordingly, the $3.5 million increase in administrative and manufacturing overhead is primarily attributable to the volume increases in the second quarter of fiscal year 2011 versus the same period in the prior fiscal year.  Since the increase in such costs was less than proportionate with the increases in revenue, overhead costs as a percentage of revenue decreased over the same period.

Administrative and manufacturing overhead costs for the first six months of fiscal year 2011 were $24.3 million, or 16% of revenue. During the same period of fiscal year 2010, administrative and manufacturing overhead costs were $17.8 million, or 21% of revenue. The $6.5 million increase in overhead expense during the first six months of fiscal year 2011 versus the same period in fiscal year 2010 is primarily the result of year on year volume increases. As overhead costs increased in a smaller proportion than the increases in revenue, overhead costs as a percentage of revenue decreased over the same period.

Investment & Other Income
Investment and other income was $0.3 million for the second quarter of fiscal year 2011 and $0.4 million for the first six months ended October 3, 2010.  During the same periods in fiscal year 2010 investment and other income was $0.3 million and $0.8 million, respectively.

Income Taxes
Our effective income tax rate was 33.0% and 34.0% in the second quarters of  fiscal year 2011 and 2010, respectively.  In the second quarter of fiscal year 2011 we recorded $3.7 million of expense associated with federal income tax.  During the same period in fiscal year 2010 we recorded $1.1 million in federal income tax expense.

Our effective income tax rate was 33.0% and 34.0% in the first half of fiscal years 2011 and 2010, respectively. We recorded $5.1 million in federal tax expense in the first half of fiscal year 2011, and $1.9 million in federal income tax expense in the first half of fiscal year 2010.

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

Working Capital
Working capital at October 3, 2010 was $51.6 million, an increase of $12.6 million, or 32% from the working capital reported at the end of fiscal year 2010.  The overall increase is due to an increase in cash of $6.1 million, an increase in securities available for sale of $4.7 million, an increase in cost in excess of billings of $8.6 million, and a decrease in billings in excess of costs of $3.9 million, and an increase in current restricted cash of $5.0 million, which are partially offset by a decrease in accounts receivable of $1.8 million and an increase in accounts payable of $15.9 million.  These changes are primarily due to increased volumes and timing of billings and payments for our Navy, Coast Guard and new construction customers as well as the reclassification of a portion of our restricted cash from long term to short terms assets in the second quarter of fiscal year 2011. The reclassification of restricted cash is due to new construction escrow funds that are expected to be released within the next twelve months.

Capital Expenditures
We made capital acquisitions of $0.2 million and $0.5 million in the second quarters of fiscal years 2011 and 2010, and $0.8 million and $1.0 million in the first half of fiscal years 2011 and 2010, respectively, for planned improvements to our shipyard facilities.

Credit Facility
In July 2009, we renegotiated certain terms of our $10.0 million revolving credit facility, which expires July 31, 2011.  In July 2009, we also added a new $15.0 million credit facility, which expires July 31, 2013, to support the issuance of letters of credit to meet our performance security obligations on our WSF 64–Auto Ferry new construction contracts and other commercial new construction projects when performance security is required.  As of October 3, 2010, we have letters of credit outstanding of $1.1 million on our revolving credit facility and $11.4 million on our performance letter of credit facility.  These reduced our available revolving credit facility and performance letter of credit facility to $8.9 million and $3.6 million, respectively, at October 3, 2010.  The revolving credit facility and the performance letter of credit facility, which are renewable on a bi-annual basis, provide us with flexibility in funding our operating cash flow needs.  We have certain financial debt covenants that we must meet in order to maintain these credit lines. As of October 3, 2010, we were compliant with all bank covenants.  We have no debt outstanding as of October 3, 2010.

Dividends
On September 23, 2010 we paid a dividend of seven and one-half cents ($0.075) per share to all shareholders of record as of September 8, 2010. On June 23, 2010 we paid a dividend of seven and one-half cents ($0.075) per share to all shareholders of record as of June 8, 2010. The cumulative amount of dividends paid on a year-to-date basis as of October 3, 2010 was $0.8 million.

On August 20, 2010 we declared and authorized a dividend of ten cents ($0.10) per share payable on December 23, 2010 to all shareholders of records as of December 8, 2010.

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

RESERVES AND OTHER CONTINGENCIES

As reflected in the balance sheet and discussed in Note 4 of the Notes to Consolidated Financial Statements, we provided total aggregate reserves of $9.0 million at October 3, 2010 for our contingent environmental and bodily injury liabilities.  As of March 28, 2010, we had recorded aggregate reserves of $10.9 million.  Due to the complexities and extensive history of our environmental and bodily injury matters, the amounts and timing of future expenditures are uncertain.  As a result, there can be no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on our financial position, cash flows or results of operations.

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

As of October 3, 2010, we recorded aggregate assets of $8.1 million related to our reserves for environmental and bodily injury liabilities.  As of March 28, 2010, we recorded aggregate assets of $7.6 million. These assets reflect receivables under contractual arrangements with the insurance companies to share costs for certain environmental and other matters, as well as amounts deposited to securitize certain remediation activities.  We record amounts recoverable from insurance companies within our Consolidated Balance Sheets as insurance receivables and, in the case of reimbursements currently due, as a current asset.  We record amounts held in security deposits within our balance sheet as restricted cash.

We previously reported that we received notice from the DCAA questioning the reasonableness of a payment to one of our subcontractors on the 2005 dPIA of the aircraft carrier USS John C. Stennis.  During the first quarter of our fiscal year 2009 the DCAA issued its final report disapproving $3.1 million of costs related to payments made to the subcontractor and costs incurred by us to perform work which was contracted to the subcontractor.  The Navy contracting officer then issued the decision to disallow the costs and withhold the above stated amount from payments due on our current contracts with the Navy.  In response, we filed a Request for Equitable Adjustment (“REA”) with the Navy contracting officer to allow the $3.1 million in incurred costs.  In the event of an unfavorable decision on our REA, we will file an appeal to the Armed Services Board of Contract Appeals or directly to federal court.  We established a reserve for this item in the amount of $3.1 million and recorded the resulting transaction as a reduction in revenue in the first quarter of fiscal year 2009.  The Navy collected the entire amount in the second quarter of fiscal year 2009 through the non-payment of other outstanding project receivables.  In the third quarter of fiscal year 2009, the Navy agreed to return the $3.1 million while the REA and additional information we have provided is under consideration.  There are no assurances that the Navy will agree with our REA.  Our current financial statements continue to reflect a reserve in billings in excess of sales for the $3.1 million in question.

Subsequent to the end of fiscal year 2010, in June 2010, we received a Notice of Noncompliance with CAS from the Navy’s Puget Sound contracting office relating to our five-year phased maintenance contract to perform repair work on the aircraft carriers located in the Puget Sound.  This contract was completed in fiscal year 2009.  During the fourth quarter of fiscal year 2007, we reported that the Navy’s Puget Sound contracting office notified us of several potential noncompliance issues.  The Notice of Noncompliance primarily focuses on our cost allocation methods applicable to our Navy contracts and the allocation methods we use for indirect costs for our work on cost-type contracts.  We began negotiations with the Navy in the first quarter of fiscal year 2011 in an effort to reach a resolution acceptable to us and the Navy.  There is no assurance that an acceptable resolution will be reached.  We believe that we have valid positions and defenses to the findings of noncompliance and will pursue all available avenues of appeal in the event an acceptable resolution is not reached.  An unfavorable outcome in this matter could have a significant impact on our cost structure with the Navy and, depending upon the scope of any retroactive relief sought by the Navy, could be material in the period recorded.  At this time, we are unable to estimate our potential exposure for this item.

Additionally, in the prior fiscal year, the Navy and the DCAA questioned several modifications we made to our cost allocation methods and the degree to which we allocate indirect costs to work performed under our government cost-type contracts.  We believe that we are in compliance with the Federal Acquisition Regulations and are making every effort to resolve these outstanding issues with the Navy’s Puget Sound contracting officer.  We have submitted proposals for consideration by the Navy to resolve all outstanding government cost accounting issues and began discussions with the Navy during the second quarter of fiscal year 2010.  These discussions are currently ongoing.  An unfavorable outcome in these matters could have a significant impact on our cost structure with the Navy and, depending upon the scope of any retroactive relief sought by the Navy, could be material in the period recorded.

BACKLOG

At October 3, 2010 our firm shipyard backlog consisted of approximately $100.6 million of repair, overhaul, and new construction work.  Our backlog at March 28, 2010 was approximately $144.9 million.  The decrease in the backlog of work at the end of the six months of fiscal year 2011 is primarily attributed to the progress of work on new construction projects and cost-type project availabilities.

LABOR RELATIONS

In September 2008, we reached an agreement for a new collective bargaining agreement with the Puget Sound Metal Trades Council (the bargaining umbrella for all unions at Todd Pacific) which the rank and file members at the Seattle shipyard subsequently ratified.  The five-year agreement, which was retroactive to August 1, 2008, will expire on July 31, 2013.  The shipyard workers employed by Everett are represented by the Boilermakers and Carpenters Unions under a separate collective bargaining agreement that expired July 31, 2010.  A new five-year collective bargaining agreement covering the Everett workforce was ratified during the second quarter of fiscal year 2011.  The new agreement will expire July 31, 2015.  We consider our relations with the various unions to be stable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. There are no significant changes to our market risk since March 28, 2010.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a−15(e) and 15d−15(e) of the Exchange Act. Based on this review, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of October 3, 2010, due to the existence of a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness was discovered during the preparation of our Annual Report on Form 10−K for the year ended March 28, 2010, and related to our process for the annual transmission of pension asset balances to the pension actuary. Despite the occurrence of this material weakness, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(b) Changes in Internal Controls Over Financial Reporting. During the first quarter of fiscal year 2011, management implemented an improved reconciliation process to ensure that payments related to period end accruals are properly recorded.  We believe that this change to our internal control over financial reporting has successfully remediated the material weakness related to the processing of payments for period end accruals.  However, as the transmission of pension asset balances to the pension actuary only occurs on an annual basis, we will not be able to remediate this issue until the fourth quarter of fiscal year 2011.

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

No. 99.1	Press Release dated November 10, 2010 announcing financial results for our quarterly period ended October 3, 2010 (furnished herewith)*

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
November 10, 2010