Form 10-Q
period 2011-01-02
TODD SHIPYARDS CORP
filed 2011-02-03
CIK 98537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   [X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended January 2, 2011.
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
(206) 623-1635

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer [ ]; Accelerated Filer [X]; Non-Accelerated Filer [ ]; Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes  [X] No

There were 5,787,231 shares of the corporation’s $0.01 par value common stock outstanding at February 3, 2011.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Statements contained in this Report which are not historical facts or information are “forward-looking statements.”  Words such as “believe,” “expect,” “intend,” “will,” “should,” and other expressions that indicate future events and trends identify such forward-looking statements.  These forward-looking statements involve risks and uncertainties which could cause the outcome to be materially different than stated.  Such risks and uncertainties include both general economic risks and uncertainties, the completion and timing of the consummation of the transactions contemplated by the Merger Agreement (as defined below), and matters discussed in the Company’s annual report on Form 10-K which relate directly to the Company’s operations and properties.  The Company cautions that any forward-looking statement reflects only the belief of the Company or its management at the time the statement was made.  Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove to be inaccurate or incomplete.  The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Periods ended January 2, 2011 and December 27, 2009
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	01/02/11	12/27/09	01/02/11	12/27/09
Revenues	$58,287	$47,129	$211,796	$131,335
Operating expenses:
Cost of revenue	45,619	35,545	159,904	97,425
Administrative and manufacturing overhead	11,276	9,311	35,579	27,064
Other insurance settlements	(27)	(24)	(144)	(62)
Total operating expenses	56,868	44,832	195,339	124,427
Operating income	1,419	2,297	16,457	6,908
Investment and other income:
Lease income	127	163	416	744
Lease expense	(13)	(12)	(30)	(47)
Other income/(expense), net	228	(77)	302	156
Gain on available-for-sale securities	1	(5)	71	49
Total investment and other income	343	69	759	902

Income before income tax expense	1,762	2,366	17,216	7,810
Income tax expense	(963)	(783)	(6,056)	(2,636)
Net income	$799	$1,583	$11,160	$5,174

Net income per common share
Basic	$0.14	$0.27	$1.93	$0.90
Diluted	$0.14	$0.27	$1.92	$0.89

Dividends declared per common share	$-	$0.05	$0.18	$0.15

Weighted average shares outstanding
Basic	5,781	5,776	5,782	5,771
Diluted	5,809	5,794	5,805	5,787

Retained earnings at beginning of period	$95,915	$83,068	$86,564	$80,056
Net income for the period	799	1,583	11,160	5,174
Dividends declared on common stock	-	(290)	(1,010)	(869)
Retained earnings at end of period	$96,714	$84,361	$96,714	$84,361

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS
Balances as of January 2, 2011 and March 28, 2010
(in thousands of dollars, except share data)

	01/02/11	03/28/10

ASSETS
Cash and cash equivalents	$1,575	$8,171
Securities available-for-sale	28,007	20,021
Accounts receivable
U.S. Government	12,109	6,689
Other, net	13,160	15,592
Costs and estimated profits in excess of billings on incomplete contracts	25,166	20,675
Inventory	1,956	1,491
Insurance receivable	447	447
Restricted cash	5,889	-
Other current assets	3,647	2,068
Deferred taxes	1,131	402
Total current assets	93,087	75,556
Property, plant, and equipment, net	28,211	29,716
Restricted cash	3,803	5,627
Deferred pension assets	10,858	11,657
Insurance receivable	6,869	7,180
Intangible assets, net	1,323	1,553
Goodwill	1,109	1,109
Other long-term assets	838	898
Total assets	$146,098	$133,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals	$24,265	$16,635
Line of credit	2,100	-
Accrued payroll and related liabilities	2,685	3,586
Billings in excess of costs and estimated profits on incomplete contracts	10,024	13,624
Environmental and other reserves	447	447
Taxes payable other than income taxes	794	1,559
Income taxes payable	-	676
Total current liabilities	40,315	36,527
Environmental and other reserves	8,264	10,415
Accrued post retirement health benefits	6,022	6,171
Deferred taxes	2,712	2,648
Other non-current liabilities	2,695	2,133
Total liabilities	60,008	57,894
Stockholders’ equity
Common stock $.01 par value, authorized 19,500,000 shares, issued 11,828,305 shares at January 2, 2011 and March 28, 2010, and outstanding 5,787,231 shares at January 2, 2011 and 5,775,691 shares at March 28, 2010	118	118
Paid-in capital	39,010	38,885
Retained earnings	96,714	86,564
Accumulated other comprehensive loss	(5,979)	(6,308)
Treasury stock (6,041,074 shares at January 2, 2011 and 6,052,614 at March 28, 2010)	(43,773)	(43,857)
Total stockholders' equity	86,090	75,402
Total liabilities and stockholders' equity	$146,098	$133,296

The accompanying notes are an integral part of these statements.

TODD SHIPYARDS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Periods ended January 2, 2011 and December 27, 2009
(in thousands of dollars)

	Nine Months Ended
	01/02/11	12/27/09
OPERATING ACTIVITIES
Net income	$11,160	$5,174
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,422	3,395
(Gain) loss on disposal of fixed assets	(3)	169
Gain on available-for-sale securities	(71)	(49)
Pension expense	799	1,615
Post retirement health expense (benefit)	(149)	54
Deferred income tax	(570)	(1,255)
Stock based compensation	209	196
Change in operating assets and liabilities
Accounts receivable	(2,988)	(4,578)
Costs and estimated profits in excess of billings on incomplete contracts	(4,491)	(5,021)
Inventory	(465)	132
Insurance receivable	311	(15)
Other assets	(747)	59
Accounts payable and accruals	7,858	1,621
Accrued payroll and related liabilities	(901)	(81)
Billings in excess of costs and estimated profits on incomplete contracts	(3,600)	606
Environmental and other reserves	(2,151)	1,252
Income taxes payable	(1,024)	(621)
Other liabilities	(329)	(861)
Net cash provided by operating activities	6,270	1,792
INVESTING ACTIVITIES
Purchases of marketable securities	(17,549)	(7,411)
Sales of marketable securities	4,384	4,688
Maturities of marketable securities	4,879	3,054
Capital expenditures	(1,606)	(1,493)
Net cash used in investing activities	(9,892)	(1,162)
FINANCING ACTIVITIES
Restricted cash	(4,064)	(1,481)
Proceeds from line of credit borrowing	2,100	-
Dividends paid on common stock	(1,010)	(869)
Net cash used in financing activities	(2,974)	(2,350)
Net decrease in cash and cash equivalents	(6,596)	(1,720)
Cash and cash equivalents at beginning of period	8,171	4,551
Cash and cash equivalents at end of the period	$1,575	$2,831

Cash paid for income taxes	7,810	4,450
Cash paid for interest	38	-
Supplemental disclosures of non-cash information:
Liability for capital expenditure	78	67

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Todd Shipyards Corporation (“we”, “us”, “our”, or the “Company”) was organized in 1916 and has operated a shipyard in Seattle, Washington (the “Shipyard”) since incorporation.  We are incorporated under the laws of the State of Delaware and operate shipyards through our wholly owned subsidiaries, Todd Pacific Shipyards Corporation (“Todd Pacific”) and Everett Shipyard, Inc. (“ESI”).  Todd Pacific has historically been engaged in the repair/overhaul, conversion and construction of commercial and military ships.  On March 31, 2008, our subsidiary Everett Ship Repair and Drydock, Inc. (“Everett”) acquired the assets of ESI and subsequently changed its name to ESI.  ESI is engaged in repair, overhaul, and conversion work of commercial and government owned vessels.  We consider ourselves to operate under one segment.

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

We filed Consolidated Financial Statements for the fiscal year ended March 28, 2010 with the Securities and Exchange Commission on Form 10-K.  The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis contained in that report should be read in connection with this Form 10-Q. The Company’s fiscal year consists of 52 or 53 weeks, ending on the Sunday closest to March 31. The 2010 fiscal year consisted of 52 weeks ending on March 28, 2010 while the 2011 fiscal year consists of 53 weeks ending April 3, 2011.  All quarters of both fiscal years 2010 and 2011 consist of 13 weeks, except for the first quarter of 2011, which consisted of 14 weeks.  The additional week did not materially affect the comparability of operating results between the first nine months of fiscal years 2011 and 2010.  All references to years relate to fiscal years rather than calendar years.

Merger Agreement
On December 22, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vigor Industrial LLC, an Oregon limited liability company (“Parent”), and Nautical Miles, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent (“Purchaser”) providing for the merger (the “Merger”) of Purchaser with and into the Company with the Company surviving the Merger as a wholly-owned subsidiary of Parent.  Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Purchaser commenced a tender offer on December 30, 2010 (the “Offer”) to acquire all of the outstanding shares of common stock, $0.01 par value per share, of the Company at a purchase price of $22.27 per share, net to the holder in cash (the “Offer Price”) without interest and less any applicable withholding and transfer taxes.  In certain circumstances, the parties have agreed to complete the Merger without the prior completion of the Offer, after receipt of the approval of a majority of the Company’s stockholders for the adoption of the Merger Agreement.  On January 31, 2011, the Purchaser and the Company announced the extension of the expiration of the Offer until 12:00 midnight New York City time, on Friday, February 4, 2011, unless further extended in accordance with the Merger Agreement.  The Offer, which was previously scheduled to expire at 12:00 midnight, New York City time on Friday, January 28, 2011, was extended in accordance with the Merger Agreement because certain conditions to the Offer were not satisfied as of such expiration date, including without limitation the Minimum Tender Condition (as defined in the Merger Agreement).  American Stock Transfer & Company, LLC, the depository for the Offer, has indicated that, as of the initial expiration date, approximately 2,934,298 Shares had been validly tendered and not withdrawn pursuant to the Offer, representing approximately 50.7% of the Outstanding Shares.

If the transactions contemplated by the Merger Agreement are consummated, each share of our common stock issued and outstanding immediately prior to closing will automatically be cancelled and converted into the right to receive the Offer Price, without interest and net of applicable withholdings and transfer taxes, and the Company will cease to be a publicly traded company. The closing of the Merger Agreement is subject to approval by the holders of a majority of the outstanding shares of our common stock entitled to vote on the Merger, the receipt of any required approvals and other customary closing conditions.

1.  BASIS OF PRESENTATION

We have included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation in the interim financial statements. Certain financial information that is required in the annual financial statements and prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) may not be required for interim financial reporting purposes and may have been condensed or omitted.  Our results of operations for the nine months ended January 2, 2011 are not necessarily indicative of the operating results for the full year.  Our interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2010 Annual Report on Form 10-K.

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

2.  RECENT ACCOUNTING PRONOUNCEMENTS

The International Accounting Standards Board (IASB) and the US Financial Accounting Standards Board (FASB) have published a draft standard to improve and align the financial reporting of revenue from contracts with customers and related costs.  If adopted as currently drafted, the proposal would create a single revenue recognition standard for International Financial Reporting Standards (IFRSs) and GAAP that would be applied across various industries and capital markets, and would likely have a material impact on our financial statements.

In December 2010, FASB issued an accounting standards update that modifies goodwill impairment testing for reporting units with a zero or negative carrying amount. Under the new guidance, an entity must consider whether it is more likely than not that goodwill impairment exists for each reporting unit with a zero or negative carrying amount. The amended guidance is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited. The adoption of this standard is not expected to have a material impact on our financial statements.

3. REVENUES

Overview
We recognize revenue, contract costs, and profit on the percentage-of-completion method based upon costs incurred.  Using the percentage-of-completion method requires us to make certain estimates of the total cost to complete a project, estimates of project schedule and completion dates, estimates of the percentage at which the project is complete, estimates of award fees earned, estimates of annual overhead rates and estimates of amounts of any probable unapproved claims and/or change orders.  These estimates are continuously evaluated and updated by experienced project management and accounting personnel assigned to these activities, and senior management also reviews them on a periodic basis.  When adjustments in contract value or estimated costs are determined, we generally reflect any changes from prior estimates as a cumulative catch-up in revenue and/or direct costs in the current period.

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

Performance Incentives and Award Fees
Many contracts contain positive and negative profit incentives based upon performance relative to predetermined targets that may occur during or subsequent to completion of the job.  We base estimates of award or incentive fees on actual award experience and anticipated performance.  These incentives take the form of potential additional fees earned or penalties incurred.  We record award and incentive fees that we can reasonably estimate over the performance period of the contract.  We record award and incentive fees that we cannot reasonably estimate when they are awarded. We base estimates of award or incentive fees on past fee experience and our anticipated performance on these projects.

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

Fixed-Price Contracts
We perform a share of our work on a fixed-price basis.  Under fixed-price contracts, we execute the work with a risk that we may not be able to perform all of the work profitably for the specified contract amount.  We bear the risk of increases in costs due to inflation, inefficiency, faulty estimates, and labor productivity, unless otherwise provided for in the contract.  We track information about the bid process and the historical results of prior fixed-price contracts, evaluate the availability of materials and labor, and consider other factors on an ongoing basis.  We use our best judgment to forecast the impact of changes in these factors on the profitability of our work.  A significant change in one or more of these estimates could affect the reported or future profitability of one or more of our contracts.

Claims
We recognize revenue from claims as either income or as an offset against a potential loss when the amount of the claim can be reasonably estimated and its realization is probable.  In evaluating these criteria, we consider the contractual and legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim.

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

4. RESERVES AND CONTINGENCIES
We are named as defendants in four putative stockholder class action suits arising from the Merger Agreement, the Offer and the Merger.   The complaints include, among others, allegations that (i) the consideration to be received by the holders of Shares is unfair, inadequate and less than the “intrinsic value” of the Shares, (ii) the provisions of the Merger Agreement unfairly protect the transactions proposed between the Company and Parent, including through a grossly excessive termination fee and inadequate go-shop period, (iii) the option granted to Purchaser is coercive, (iv) the Individual Defendants did not seek competitive bids prior to entering into the Merger Agreement, and (v) the Schedule 14D-9 is misleading and/or insufficient.  Plaintiffs in the actions seek, among other relief, injunctive relief preventing the defendants from consummating the Offer and the Merger, compensatory damages and attorneys’ fees and expenses.  The Company believes the aforementioned complaints are without merit.

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

We continue to analyze environmental matters and associated liabilities for which we may be responsible.  We cannot determine the eventual outcome of all environmental matters at this time; however, our analyses of the known matters have progressed sufficiently to warrant the establishment of reserve provisions in the accompanying consolidated financial statements.

Harbor Island Site
In fiscal year 2001, we entered into a 30-year agreement with an insurance company that provides broad-based insurance coverage for the remediation of our operable units at the Harbor Island Superfund Site (“Site”).

The agreement provides coverage for the known liabilities in an amount not to exceed the policy limits.  As of January 2, 2011 we have current recorded reserves of approximately $5.9 million and a corresponding insurance receivable of $5.6 million.  We included remediation costs for Harbor Island of $0.4 million in the reserves that we expect to incur in the next 12 months.  We reflect these costs as current liabilities in our balance sheet.  Likewise, we reflect the insurance receivable of $0.4 million relating to these reserves as a current asset in our balance sheet.

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

Other Environmental Sites
The Port of Tacoma, Washington filed a civil action against us during the fourth quarter of fiscal year 2008 in the United States District Court (Western District of Washington in Tacoma) for contribution under CERCLA and Model Toxics Control Act (“MTCA”).  We previously disclosed our involvement with the CERCLA and MTCA remediation efforts in the Hylebos Waterway of Commencement Bay in Tacoma, Washington and subsequent natural resources assessment by the statutorily named trustees (“Commencement Bay Trustees”).  A former subsidiary of ours operated a shipbuilding operation on the Hylebos Waterway under contract to the Navy during World War I and World War II.  The contract between our subsidiary and the Navy for the operation of the shipyard site included an indemnification clause flowing from the Navy to our subsidiary.  We have tendered any potential liability to the Navy pursuant to this contract.  The Government to date has not accepted this tender nor has it agreed to indemnify us.  In the fourth quarter of fiscal year 2010, we reached a contingent settlement agreement in this litigation with the Port of Tacoma.  The agreement was subject to approval by the Government, which was received during the second quarter of the current fiscal year.  We paid the final settlement amount, of $2.2 million, to the Port of Tacoma in the second quarter of the current fiscal year.  We intend to file a claim against the Government for indemnification pursuant to our contracts with the Government during World War II.  We have not included any potential recovery from this claim in reported revenues and there can be no assurance that our claim will be successful.

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

During the first quarter of fiscal year 2010, we received notification from the EPA that we, along with approximately 125 other companies and organizations, are a PRP for the costs incurred in connection with contamination at the Omega Chemical Corporation Superfund Site in Whittier, California.  We executed an agreement with the Omega PRP Group that forever discharges any and all clean up liabilities at the site in return for a one-time payment which was within the reserve established for the contingent liability.  We made the payment subsequent to the end of the third quarter of fiscal year 2011.

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

During fiscal year 2005, we received notification that we, along with 55 other companies and organizations, are a PRP at the BKK Landfill Facility in West Covina, California (“BKK”).  The site is the subject of an investigation and remedial order from the California Department of Toxic Substances Control.  It is alleged that our San Pedro, CA shipyard (closed in 1990) caused shipyard waste to be sent to the BKK facility during the 1970s and 1980s.  We have been invited to join the BKK Working Group and we are considering this request.  We have not established a reserve for this issue as we are unable to estimate the probable outcome.

Asbestos-Related Claims
As reported in our Form 10-K for fiscal year 2010, we are named as a defendant in civil actions by parties alleging damages from past exposure to toxic substances, generally asbestos, at closed former facilities.

In addition to us, the cases generally include other ship builders and repairers, ship owners, asbestos manufacturers, distributors and installers, and equipment manufacturers and arise from injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances.  We assess claims as they are filed and as the cases develop, dividing them into three different categories based on severity of illness and whether the claim is considered to be active or inactive litigation.  Based on current fact patterns, we categorize certain active claims for diseases including mesothelioma, lung cancer and fully developed asbestosis as “malignant” claims.  We categorize claims of a less medically serious nature as “non-malignant.”  We are currently defending approximately 7 “malignant” claims and approximately 166 “non-malignant” claims.  We also include in our reserves acknowledgement of 352 “inactive” claims that could become active upon the presentation of additional evidence of disease and/or exposure by those claimants and/or renewed prosecution of their claims.

As of January 2, 2011, we have recorded a bodily injury liability reserve of $2.5 million and a bodily injury insurance receivable of   $1.7 million.  This compares to a previously recorded bodily injury reserve and insurance receivable of $3.0 million and $2.1 million, respectively, at March 28, 2010.  We classify these bodily injury liabilities and receivables within our balance sheet as environmental and other reserves, and insurance receivables, respectively.

Other Reserves
During the first quarter of fiscal year 2004, we recorded a reserve of $2.5 million related to the unanticipated bankruptcy of one of our previous workers’ compensation insurance carriers.  The remaining reserve balance as of January 2, 2011 was $1.1 million, which reflects our best estimate of the known liabilities associated with unpaid workers’ compensation claims arising from the two-year coverage period commencing October 1, 1998, and is subject to change as additional facts are uncovered.  These claims have reverted to us due to the liquidation of the insurance carrier.  Although we expect to recover at least a portion of these costs from the liquidation and other sources, we cannot currently estimate the amount and the timing of any such recovery and therefore have not included an estimate of amounts recoverable in the current financial results.  We have cumulatively paid approximately $1.4 million and $1.3 million in claims through January 2, 2011 and March 28, 2010, respectively, which have been charged against the reserve.

Other Contingencies
We previously reported that we received notice from the Defense Contract Audit Agency (“DCAA”) questioning the reasonableness of a payment to one of our subcontractors on the 2005 docking of the aircraft carrier USS John C. Stennis.  During the first quarter of our fiscal year 2009 the DCAA issued its final report disapproving $3.1 million of costs related to payments made to the subcontractor and costs incurred by us to perform work which was contracted to the subcontractor.  The Navy contracting officer then issued the decision to disallow the costs and withhold the above stated amount from payments due on our current contracts with the Navy.  In response, we filed a Request for Equitable Adjustment (“REA”) with the Navy contracting officer to allow the $3.1 million in incurred costs.  In the event of an unfavorable decision on our REA, we will file an appeal to the Armed Services Board of Contract Appeals or directly to federal court.  We established a reserve for this item in the amount of $3.1 million and recorded the resulting transaction as a reduction in revenue in the first quarter of fiscal year 2009.  The Navy collected the entire amount in the second quarter of fiscal year 2009 through the non-payment of other outstanding project receivables.  In the third quarter of fiscal year 2009, the Navy agreed to return the $3.1 million while the REA and additional information we have provided is under consideration.  There are no assurances that the Navy will agree with our REA.  Our current financial statements continue to reflect a reserve in billings in excess of sales for the $3.1 million in question.

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

5.  COMPREHENSIVE INCOME

We reported comprehensive income of $0.8 million for the quarter ended January 2, 2011, which consisted of net income of $0.8 million and  immaterial unrealized losses on available-for-sale securities and foreign currency forward contracts.  For the nine months ended January 2, 2011, we reported comprehensive income of $10.9 million, which consisted of net income of $11.2 million, less pension adjustments net of tax of $0.1 million, unrealized losses on foreign currency contracts of $0.2 million and immaterial unrealized losses on available-for sale securities.

For the third quarter of fiscal year 2010, ended December 27, 2009, we reported comprehensive income of $1.5 million, which consisted of net income of $1.6 million and immaterial unrealized losses on available-for-sale securities and foreign currency forward contracts. For the nine months ended December 27, 2009, we reported comprehensive income of $5.1 million, which consisted of net income of $5.2 million and immaterial unrealized losses on available-for-sale securities and foreign currency forward contracts

6.  NET INCOME PER SHARE

The following table represents the calculation of net income per common equivalent share, diluted.

	Three Months Ended		Nine Months Ended
(in thousands of dollars except per share data)	01/02/11	12/27/09	01/02/11	12/27/09

Net income	$799	$1,583	$11,160	$5,174
Weighted average common shares outstanding, basic	5,781	5,776	5,782	5,771
Dilutive effect of stock awards on weighted average common shares	28	18	23	16
Weighted average common shares outstanding, diluted	5,809	5,794	5,805	5,787

Net income per common share, diluted	$0.14	$0.27	$1.92	$0.89

We excluded 44,000 units of Stock Settled Appreciation Rights (“SSARs”) from the calculations for the nine month period ended December 27, 2009 because their affect would be anti-dilutive.

7.  STOCK COMPENSATION EXPENSE

The Todd Shipyards Corporation 2003 Incentive Stock Option Plan (“2003 Plan”) provides for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards and restricted stock grants, or any combination of such grants or awards to directors, officers and our key employees to purchase shares of the common stock of the Company. The Board of Directors has authorized an aggregate of 250,000 shares of common stock for issuance under the 2003 Plan.

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

The remaining future compensation costs relating to unvested performance share awards and stock grants as of January 2, 2011 are $0.7 million, which will be recognized over a weighted average of 2.7 years, inclusive of estimated forfeitures.  We amortize stock compensation costs on a straight-line basis over the requisite service period, and we include such costs in administrative and manufacturing overhead expense.

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

We assume that the officers and the non-employee members of our Board will continue service until their units vest, and consider the achievement of the underlying performance criteria to be probable.  The forfeiture rate assumed on these units is zero.

Determining Fair Value - We calculate the fair value of SSARs issued to employees and non-employee members of the Board using the Black-Scholes pricing model.  We then amortize the fair value on a straight-line basis over the requisite vesting period of the awards.

Black-Scholes Pricing Model

	2011	2010
Expected Volatility	39.72% to 39.85%	38.35%
Expected term (in years)	4	4
Risk-free interest rate	0.78% to 1.01%	1.88%
Expected Dividend	1.40% to 1.41%	1.50%
Fair Value per share	$4.33 to $4.68	$3.67

At the effective time of the Merger, each of (i) the SSARs outstanding as of such date, whether vested or unvested and (ii) the restricted stock unit awards outstanding as of such date, which have not then vested and become converted into shares of common stock, will vest in full and be converted into the right to receive an amount in cash equal to the Offer Price, less any applicable withholding, less, in the case of the SSARs, the exercise price per share of Company common stock linked to such SSAR.  Immediately prior to the consummation of the Merger, each outstanding share of restricted stock that has not vested, will vest, will be treated as a share of common stock in the Merger, and will be exchanged for the right to receive the Offer Price, less any applicable withholding and transfer taxes.

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

Pension Benefits	Three Months Ended		Nine Months Ended
(in thousands of dollars)	01/02/11	12/27/09	01/02/11	12/27/09
Components of net periodic benefit cost
Service cost	$185	$137	$555	$411
Interest cost on projected benefit obligation	379	424	1,137	1,272
Expected return on plan assets	(642)	(522)	(1,926)	(1,566)
Recognized actuarial loss	341	497	1,023	1,491
Amortization of prior service cost	3	3	9	9
Net periodic cost	$266	$539	$798	$1,617

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

Other Post Retirement Benefits	Three Months Ended		Nine Months Ended
(in thousands of dollars)	01/02/11	12/27/09	01/02/11	12/27/09
Components of net periodic benefit cost
Interest cost on projected benefit obligation	$104	$162	$312	$486
Recognized actuarial gain	(2)	(39)	(6)	(117)
Amortization of net gain	(152)	(105)	(456)	(315)
Net periodic cost (benefit)	$(50)	$18	$(150)	$54

We maintain a Voluntary Employee Beneficiary Association Trust (“VEBA Trust”) to fund health benefits for certain retired employees. The balance in the VEBA Trust was $1.6 million as of January 2, 2011.  We anticipate that we will continue to fund retiree health benefits from the VEBA Trust until this fund is exhausted.

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

Fair Value Measurements
The following table presents our VEBA Trust and Plan assets using the fair value hierarchy as of January 2, 2011.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

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

The following table summarizes, by major security type, our VEBA Trust and Plan assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as of January 2, 2011:

(In thousands of dollars)	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value

Cash	$2	-	-	-	$2
Money Market Funds	-	1,523	-	-	1,523
Domestic Common Stock	-	20,430	-	-	20,430
Foreign Common Stock	-	2,872	2,715	-	5,587
US Government and Agency Securities	-	-	8,254	-	8,254
Corporate Debt Securities	-	-	7,074	-	7,074
Total	$2	$24,825	$18,043	$-	$42,870

Union Pension Plans - Operating Shipyard - We participate in several multi-employer defined benefit and/or defined contribution pension plans, which provide benefits to our collective bargaining unit employees.  The expense under these plans totaled $1.5 million and $1.1 million for the quarters ended January 2, 2011 and December 27, 2009, respectively, and $4.4 million and $2.6 million for the nine months ended January 2, 2010 and December 27, 2009, respectively.

9.  INCOME TAXES

We account for income taxes using the asset and liability method, whereby deferred income taxes are recorded for the temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes.  We report the tax effects of these temporary differences as deferred income tax assets and liabilities on the balance sheet, measured using federal income tax laws and tax rates that are currently in effect. We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or the entire deferred income tax asset will not be realized.  We have determined that no valuation allowance was necessary in the first nine months of fiscal years 2011 or 2010.

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

We recognized no material interest or penalties during the nine months ended January 2, 2011. We classify penalties incurred in connection with tax matters as general and administrative expenses, and we classify interest assessments incurred in connection with tax matters as interest expense.

As of January 2, 2011, we have a liability for unrecognized tax benefits of $0.1 million related to certain positions which we concluded are more likely than not to not be sustained upon audit.  The following table summarizes the movement in uncertain tax benefits from March 28, 2010 to January 2, 2011 (in thousands of dollars):

	Gross	Net
March 28, 2010 balance	$529	$180
Additions based on current year tax positions	-	-
Additions for prior years' tax positions	-	-
Reductions for prior year's tax positions	-	-
Reductions due to a lapse of the statute of limitations	(308)	(103)
Settlements with tax authorities	-	-
January 2, 2011 balance	$221	$77

Tax years that remain open for examination by federal taxing authorities include 2007, 2008, 2009, and 2010.

10.  FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

As of January 2, 2011 and March 28, 2010 our cash, cash equivalents, and marketable securities primarily consisted of cash, government and government agency securities, money market funds, and other investment grade securities.  We record such amounts at fair value.

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

The following table summarizes, by major security type, our assets and liabilities that we measured at fair value on a recurring basis and are categorized using the fair value hierarchy as of January 2, 2011 (in thousands of dollars):

	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value

Cash and Restricted Cash	$10,876	-	-	-	$10,876
Money Market Funds	-	391	-	-	391
US Government and Agency Securities	-	1,522	10,257	-	11,779
Corporate Debt Securities	-	-	16,228	-	16,228
Total	$10,876	$1,913	$26,485	$-	$39,274

11.  PROPERTY AND EQUIPMENT
Our property and equipment consisted of the following assets and accumulated depreciation at January 2, 2011 and March 28, 2010 (in thousands of dollars):

	01/02/11	03/28/10

Land and buildings	$27,611	$27,565
Drydocks	16,976	16,789
Piers and wharves	26,673	26,514
Computer hardware	2,221	1,958
Computer software	3,917	3,645
Equipment	34,220	33,668

Property and equipment, gross	111,618	110,139

Less: accumulated depreciation	(83,407)	(80,423)

Property and equipment, net	$28,211	$29,716

12.  INTANGIBLE ASSETS

The following table presents the components of our intangible assets as of January 2, 2011 (in thousands of dollars):

	Cost Basis	Accumulated Amortization	Net Book Value	Weighted Average Useful Life (in years)

Customer base	$1,402	$(482)	$920	8
Non-compete agreements	603	(332)	271	5
Trade name	161	(29)	132	15
Total	$2,166	$(843)	$1,323

For the nine months ended January 2, 2011 and December 27, 2009, we recorded amortization expense of $0.2 million and $0.2 million, respectively. For the quarters ended January 2, 2011 and December 27, 2009, we recorded amortization expense of $0.1 million and $0.1 million, respectively.

Estimated amortization expense for the remaining estimated useful life of the intangible assets is as follows as of January 2, 2011 (in thousands of dollars):

Years ending March	Amortization of Intangible Assets

2011 (January 3, 2011 through April 3, 2011)	$76
2012	307
2013	307
2014	186
2015	186
Thereafter	261
Total	$1,323

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

We have forward contracts denominated in Australian dollars and Euros with a notional value of approximately $0.2 million with settlement horizons up to 12 months into the future.  The combined mark to market adjustment as of January 2, 2011 is immaterial and is recorded as an unrealized gain, which is reflected net of taxes in Other Comprehensive Income.  Our forward contracts are a Level 2 instrument and we use observable inputs including currency spot rates to determine reportable values.

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

14.  REVOLVING LINE OF CREDIT

We have a $10 million revolving line of credit, which expires July 31, 2012.  Borrowings under this line of credit accrue interest based upon LIBOR plus 1.5%.  There were $2.1 million of borrowings under this agreement as of January 2, 2011.  We were in compliance with all covenants contained in the credit agreement at January 2, 2011.

15.  MERGER AGREEMENT

On December 22, 2010, we entered into the Merger Agreement with Parent and Purchaser providing for the Merger of Purchaser with and into the Company with the Company surviving the Merger as a wholly-owned subsidiary of Parent.  Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Purchaser commenced the Offer on December 30, 2010 to acquire all of the outstanding shares of common stock, $0.01 par value per share, of the Company at the Offer Price without interest and less any applicable withholding and transfer taxes.  In certain circumstances, the parties have agreed to complete the Merger without the prior completion of the Offer, after receipt of the approval of a majority of the Company’s stockholders for the adoption of the Merger Agreement.  On January 31, 2011, the Purchaser and the Company announced the extension of the expiration of the Offer until 12:00 midnight New York City time, on Friday, February 4, 2011, unless further extended in accordance with the Merger Agreement.  The Offer, which was previously scheduled to expire at 12:00 midnight, New York City time on Friday, January 28, 2011, was extended in accordance with the Merger Agreement because certain conditions to the Offer were not satisfied as of such expiration date, including without limitation the Minimum Tender Condition (as defined in the Merger Agreement).  American Stock Transfer & Company, LLC, the depository for the Offer, has indicated that, as of the initial expiration date, approximately 2,934,298 Shares had been validly tendered and not withdrawn pursuant to the Offer, representing approximately 50.7% of the Outstanding Shares.

The terms of the Merger Agreement limit our ability to engage in certain business activities without the prior consent of Parent. The most significant of these restrictions limit our ability to issue or repurchase shares of our common stock, incur new indebtedness, modify our existing credit facility, enter into or modify material contracts, grant liens on our assets and effect any significant change in our corporate structure or the nature of our business.  The Merger Agreement also restricts the Company’s ability to pay dividends, other than the dividend of ten cents ($0.10) per share paid on December 23, 2010.

If the transactions contemplated by the Merger Agreement are consummated, each share of our common stock issued and outstanding immediately prior to closing will automatically be cancelled and converted into the right to receive the Offer Price, without interest and net of applicable withholdings and transfer taxes, and the Company will cease to be a publicly traded company. The closing of the Merger Agreement is subject to approval by the holders of a majority of the outstanding shares of our common stock entitled to vote on the Merger, the receipt of any required approvals and other customary closing conditions.

The Merger Agreement contains certain termination rights and reimbursement obligations.  Upon termination of the Merger Agreement, under specified circumstances, the Company may be required to pay Parent a termination fee of $4.55 million.  If the Merger Agreement is not consummated, we will continue to be a publicly traded company.

Putative stockholder class action lawsuits have been filed in King County, Washington regarding the Merger Agreement, the Offer and the Merger (See note 4).

16.  SUBSEQUENT EVENTS

We evaluated subsequent events through the filing date of these financial statements.  The following events occurred between our quarter ended January 2, 2011 and February 3, 2011.

On February 1, 2011 the United States Navy awarded us a five-year Multi-Ship/Multi-Option contract (“MS/MO”) for the drydocking of the surface combatant ships homeported at Naval Station Everett or visiting the Puget Sound region.  This contract represents the third successive five-year MS/MO contract awarded to us for the drydocking of the surface combatants.  This is a cost-type-incentive/award-fee contract.  We estimate the value may be in the range of $50-$80 million over five years, if all options are exercised. There is no assurance that all options will be exercised, in whole or in part.

No other events occurred between the period ended January 2, 2011 and the filing of these financial statements, except as disclosed in Note 15 and throughout these financial statements.

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

The Company’s fiscal year consists of 52 or 53 weeks, ending on the Sunday closest to March 31. The 2010 fiscal year consisted of 52 weeks ending on March 28, 2010 while the 2011 fiscal year consists of 53 weeks ending April 3, 2011.  All quarters of both fiscal years 2010 and 2011 consist of 13 weeks, except for the first quarter of 2011, which consisted of 14 weeks.  The additional week did not materially affect the comparability of operating results between the first nine months of fiscal years 2011 and 2010.  All references to years relate to fiscal years rather than calendar years.

We have completed the last availability under the CMT Multi Ship/Multi Option contract with the Navy.  The Navy has announced that all dockings for surface combatants (frigates and destroyers) homeported in Puget Sound for the next five years will be performed through a contract with Todd Pacific (see Note 16 above).  The Navy has further announced that the pier side availabilities on the surface combatants home ported in Puget Sound will be competed and it is anticipated that a Request for Proposal will be issued by the Navy in the spring of 2011.  The Navy is currently awarding known future work on these surface combatants on firm fixed price competitive basis.  We were first awarded this five-year contract in fiscal year 2001 for the repair and maintenance of all surface combatants stationed at the Naval Station in Everett.  The Navy extended this cost-plus-award-fee contract by approximately five years in September of 2005.  We were the prime contractor and led a team of subcontractors who at times performed as much as half of the work. The work was completed either at our Seattle shipyard or pier-side at the Naval Station in Everett.  We performed the work under this contract at the option of the Navy.

On December 1, 2008, Washington State Ferries (“WSF”) awarded us a $65.5 million firm fixed-price contract for the construction of one 64–Auto Ferry. Construction commenced in fiscal year 2009 and the ferry was delivered on September 15, 2010. The final contract value has been negotiated with WSF.  Results for the nine months ended January 2, 2011 include the value of all such changes.

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

Merger Agreement
On December 22, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vigor Industrial LLC, an Oregon limited liability company (“Parent”), and Nautical Miles, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent (“Purchaser”) providing for the merger (the “Merger”) of Purchaser with and into the Company with the Company surviving the Merger as a wholly-owned subsidiary of Parent.  Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Purchaser commenced a tender offer on December 30, 2010 (the “Offer”) to acquire all of the outstanding shares of common stock, $0.01 par value per share, of the Company (the “Shares”) at a purchase price of $22.27 per share, net to the holder in cash (the “Offer Price”) without interest and less any applicable withholding and transfer taxes.  In certain circumstances, the parties have agreed to complete the Merger without the prior completion of the Offer, after receipt of the approval of a majority of the Company’s stockholders for the adoption of the Merger Agreement.  On January 31, 2011, the Purchaser and the Company announced the extension of the expiration of the Offer until 12:00 midnight New York City time, on Friday, February 4, 2011, unless further extended in accordance with the Merger Agreement.  The Offer, which was previously scheduled to expire at 12:00 midnight, New York City time on Friday, January 28, 2011, was extended in accordance with the Merger Agreement because certain conditions to the Offer were not satisfied as of such expiration date, including without limitation the Minimum Tender Condition (as defined in the Merger Agreement).  American Stock Transfer & Company, LLC, the depository for the Offer, has indicated that, as of the initial expiration date, approximately 2,934,298 Shares had been validly tendered and not withdrawn pursuant to the Offer, representing approximately 50.7% of the Outstanding Shares.

The terms of the Merger Agreement limit our ability to engage in certain business activities without the prior consent of Parent. The most significant of these restrictions limit or ability to issue or repurchase shares of our common stock, incur new indebtedness, modify our existing credit facility, enter into or modify material contracts, grant liens on our assets and effect any significant change in our corporate structure or the nature of our business.  The Merger Agreement also restricts the Company’s ability to pay dividends, other than the dividend of ten cents ($0.10) per share paid on December 23, 2010.

If the transactions contemplated by the Merger Agreement are consummated, each share of our common stock issued and outstanding immediately prior to closing will automatically be cancelled and converted into the right to receive the Offer Price, without interest and net of applicable withholdings and transfer taxes, and the Company will cease to be a publicly traded company. The closing of the Merger Agreement is subject to approval by the holders of a majority of the outstanding shares of our common stock entitled to vote on the Merger, the receipt of any required approvals and other customary closing conditions.

The Merger Agreement contains certain termination rights and reimbursement obligations.  Upon termination of the Merger Agreement, under specified circumstances, the Company may be required to pay Parent a termination fee of $4.55 million.  If the Merger Agreement is not consummated, we will continue to be a publicly traded company.

Putative stockholder class action lawsuits have been filed in King County, Washington regarding the Merger Agreement, the Offer and the Merger.  See PART II, Item 1 “Legal Proceedings,” below.

OPERATING RESULTS

Revenue
Our third quarter revenue of $58.3 million reflects a $11.2 million, or 24% increase from the same period last fiscal year.  The increase largely results from higher volumes associated with cost-type, and time and material ship repair projects.  Cost-type and time and material contracts revenues increased 59% and 138%, respectively, between the third quarters of fiscal years 2010 and 2011. Cost-type volumes increased due to the timing of Navy and Coast Guard vessel availabilities, the most significant of which were the USS Ingraham, USS Stennis, USS Nimitz, and the USCGC Polar Star. Time and material contract revenue increased due to higher volumes on such contracts in the current fiscal quarter.

Revenue for the first nine months of fiscal year 2011 was $211.8 million, which reflects an $80.5 million, or 61% increase from the same period last year. The year to year increase results largely from higher volumes associated with fixed price and cost-type ship repair and vessel new construction contracts.  Cost-type and fixed price contracts revenues increased 56% and 67% respectively, between the first nine months of fiscal years 2010 and 2011. The increase in revenue is due to the factors mentioned above.

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

Cost of Revenue
Cost of revenue during the third quarter of fiscal year 2011 was $45.6 million, or 78% of revenue.  Cost of revenue during the third quarter of fiscal year 2010 was $35.5 million, or 75% of revenue.  The increase in the cost of revenue in the third quarter of fiscal year 2011 is primarily attributable to the increase in business volumes versus the same period in the prior year.  The increase in the cost of revenue as a percentage of revenue in the third quarter 2011 versus the same period in the prior year is primarily attributed to an increase in the estimate for costs at completion of fixed price projects and reduced estimates for award fees earned on cost type contracts executed during the quarter.

Cost of revenue during the first nine months of fiscal year 2011 was $159.9 million, or 75% of revenue. During the same period of fiscal year 2010, cost of revenue was $97.4 million, or 74% of revenue.  The increases in cost of revenue and cost of revenue as a percentage of revenue in the first three quarters of fiscal 2011 versus the same period in the prior year are driven by the factors discussed above.

Administrative and Manufacturing Overhead Expense
Overhead costs for administrative and manufacturing activities were $11.3 million, or 19% of revenue, for the third quarter of fiscal year 2011.  During the same period of fiscal year 2010, administrative and manufacturing overhead costs were $9.3 million, or 20% of revenue.  As our overhead cost pools are comprised of both variable and fixed costs, increases or decreases in volumes generally translate into less than proportionate changes in overhead spending.  Accordingly, the $2.0 million increase in administrative and manufacturing overhead is primarily attributable to the volume increases in the third quarter of fiscal year 2011 versus the same period in the prior fiscal year and $0.8 million of overhead expense associated with the Merger Agreement, the Offer and the Merger.

Administrative and manufacturing overhead costs for the first nine months of fiscal year 2011 were $35.6 million, or 17% of revenue. During the same period of fiscal year 2010, administrative and manufacturing overhead costs were $27.1 million, or 21% of revenue. The $8.5 million increase in overhead expense during the first nine months of fiscal year 2011 versus the same period in fiscal year 2010 is primarily the result of year on year volume increases discussed above and $0.8 million of overhead expense associated with the Merger Agreement, the Offer and the Merger during the first three quarters of fiscal 2011. As overhead costs increased in a smaller proportion than the increases in revenue, overhead costs as a percentage of revenue decreased over the same period.

Investment & Other Income
Investment and other income was $0.3 million for the third quarter of fiscal year 2011 and $0.8 million for the first nine months ended January 2, 2011.  During the same periods in fiscal year 2010 investment and other income was $0.1 million and $0.9 million, respectively.

Income Taxes
Our effective income tax rate was 54.6% and 33.1% in the third quarters of  fiscal year 2011 and 2010, respectively.  In the third quarter of fiscal year 2011 we recorded $1.0 million of expense associated with federal income tax.  During the same period in fiscal year 2010 we recorded $0.8 million in federal income tax expense.  The increase in our effective income tax rate in the current quarter primarily results from expenses associated with the Merger Agreement that are not tax deductible.  These amounts totaled $0.8 million in the third quarter of fiscal 2011 and on a year to date basis.

Our effective income tax rate was 35.2% and 33.8% in the first nine months of fiscal years 2011 and 2010, respectively. We recorded $6.1 million in federal tax expense in the first nine months of fiscal year 2011, and $2.6 million in federal income tax expense in the first nine months of fiscal year 2010.

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that our cash, cash equivalents and marketable securities position, anticipated fiscal year 2012 cash flow, access to credit facilities and, if necessary, capital markets, taken together, will provide sufficient liquidity to fund operations for fiscal year 2012.  However, we expect to finance shipyard capital expenditures from working capital.  Changes in the composition and/or timing of projected work could cause planned capital expenditures and repair and maintenance expenditures to change.

Working Capital
Working capital at January 2, 2011 was $52.8 million, an increase of $13.7 million, or 35% from the working capital reported at the end of fiscal year 2010.  The overall increase is due to an increase in current restricted cash of $5.9 million, an increase in securities available for sale of $8.0 million, an increase in accounts receivable of $3.0 million, an increase in cost in excess of billings of $4.5 million, and a decrease in billings in excess of costs of $3.6 million, which are partially offset by a decrease in cash of $6.6 million and an increase in accounts payable of $9.7 million.  These changes are primarily due to increased volumes and timing of billings and payments for our Navy, Coast Guard and new construction customers as well as the reclassification of a portion of our restricted cash from long term to short term assets in the second quarter of fiscal year 2011. The reclassification of restricted cash is due to new construction escrow funds that are expected to be released within the next twelve months.

Capital Expenditures
We made capital acquisitions of $0.8 million and $0.5 million in the third quarters of fiscal years 2011 and 2010, and $1.6 million and $1.5 million in the first nine months of fiscal years 2011 and 2010, respectively, for planned improvements to our shipyard facilities.

Credit Facility
In September 2010, we renegotiated certain terms of our $10.0 million revolving credit facility, which expires July 31, 2012.  In July 2009, we also added a new $15.0 million credit facility, which expires July 31, 2013, to support the issuance of letters of credit to meet our performance security obligations on our WSF 64–Auto Ferry new construction contracts and other commercial new construction projects when performance security is required.  As of January 2, 2011, we have borrowings and letters of credit outstanding of $3.9 million on our revolving credit facility and $11.4 million on our performance letter of credit facility.  These reduced our available revolving credit facility and performance letter of credit facility to $6.1 million and $3.6 million, respectively, at January 2, 2011.  The revolving credit facility and the performance letter of credit facility, which are renewable on a bi-annual basis, provide us with flexibility in funding our operating cash flow needs.  We have certain financial debt covenants that we must meet in order to maintain these credit lines. As of January 2, 2011, we were compliant with all bank covenants.  We have borrowings of $2.1 million as of January 2, 2011.

Dividends
On December 23, 2010 we paid a dividend of ten cents ($0.10) per share to all shareholders of record as of December 8, 2010. On September 23, 2010 we paid a dividend of seven and one-half cents ($0.075) per share to all shareholders of record as of September 8, 2010. On June 23, 2010 we paid a dividend of seven and one-half cents ($0.075) per share to all shareholders of record as of June 8, 2010. The cumulative amount of dividends paid on a year-to-date basis as of January 2, 2011 was $1.4 million.

The terms of the Merger Agreement limit our ability to pay dividends, other than the payment of the quarterly cash dividend of ten cents ($0.10) per share paid on December 23, 2010.

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

Merger Termination Fee
The Merger Agreement contains certain termination rights and reimbursement obligations. Upon termination of the Merger Agreement, under specified circumstances, the Company will be required to pay Parent a termination fee of $4.55 million.  If the Merger Agreement is not consummated, we will continue to be a publicly traded company.

RESERVES AND CONTINGENCIES

As reflected in the balance sheet and discussed in Note 4 of the Notes to Consolidated Financial Statements, we provided total aggregate reserves of $8.7 million at January 2, 2011 for our contingent environmental and bodily injury liabilities.  As of March 28, 2010, we had recorded aggregate reserves of $10.9 million.  Due to the complexities and extensive history of our environmental and bodily injury matters, the amounts and timing of future expenditures are uncertain.  As a result, we can provide no assurance that the ultimate resolution of these environmental and bodily injury matters will not have a material adverse effect on our financial position, cash flows or results of operations.

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

As of January 2, 2011, we recorded aggregate assets of $7.3 million related to our reserves for environmental and bodily injury liabilities.  As of March 28, 2010, we recorded aggregate assets of $7.6 million. These assets reflect receivables under contractual arrangements with the insurance companies to share costs for certain environmental and other matters, as well as amounts deposited to securitize certain remediation activities.  We record amounts recoverable from insurance companies within our Consolidated Balance Sheets as insurance receivables and, in the case of reimbursements currently due, as a current asset.  We record amounts held in security deposits within our balance sheet as restricted cash.

We previously reported that we received notice from the DCAA questioning the reasonableness of a payment to one of our subcontractors on the 2005 docking of the aircraft carrier USS John C. Stennis.  During the first quarter of our fiscal year 2009 the DCAA issued its final report disapproving $3.1 million of costs related to payments made to the subcontractor and costs incurred by us to perform work which was contracted to the subcontractor.  The Navy contracting officer then issued the decision to disallow the costs and withhold the above stated amount from payments due on our current contracts with the Navy.  In response, we filed a Request for Equitable Adjustment (“REA”) with the Navy contracting officer to allow the $3.1 million in incurred costs.  In the event of an unfavorable decision on our REA, we will file an appeal to the Armed Services Board of Contract Appeals or directly to federal court.  We established a reserve for this item in the amount of $3.1 million and recorded the resulting transaction as a reduction in revenue in the first quarter of fiscal year 2009.  The Navy collected the entire amount in the second quarter of fiscal year 2009 through the non-payment of other outstanding project receivables.  In the third quarter of fiscal year 2009, the Navy agreed to return the $3.1 million while the REA and additional information we have provided is under consideration.  There are no assurances that the Navy will agree with our REA.  Our current financial statements continue to reflect a reserve in billings in excess of sales for the $3.1 million in question.

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

BACKLOG

At January 2, 2011 our firm shipyard backlog consisted of approximately $86.7 million of repair, overhaul, and new construction work.  Our backlog at March 28, 2010 was approximately $144.9 million.  The decrease in the backlog of work at the end of the nine months of fiscal year 2011 is primarily attributed to the progress of work on new construction projects and cost-type project availabilities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. There have been no significant changes to our market risk since March 28, 2010.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a−15(e) and 15d−15(e) of the Exchange Act. Based on this review, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of January 2, 2011, due to the existence of a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness was discovered during the preparation of our Annual Report on Form 10−K for the year ended March 28, 2010, and related to our process for the annual transmission of pension asset balances to the pension actuary. Despite the occurrence of this material weakness, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Between December 27, 2010 and January 13, 2011, the following class action lawsuits were filed by purported stockholders of the Company in the Superior Court of King County, Washington, in connection with the Merger Agreement, the Offer and the Merger:

•	Cheryl Marshall v. Todd Shipyards Corporation, et. al., Case No. 10-2-4502701;

•	Karl Graulich v. Todd Shipyards Corporation, et. al., Case No. 10-2-45398-9;

•	Oscar Lee Walker v. Todd Shipyards Corporation, et. al., Case No. 11-2-02713-9; and

•	Renee Sternheim and Isaac Sternheim v. Todd Shipyards Corporation, et. al., Case No. 11-2-03059-8.

The above-referenced actions variously name as defendants the Company, the directors and executive officers of the Company (the “Individual Defendants”), Woodbourne Partners, L.P., Parent and Purchaser. The complaints generally allege, among other things, that the Individual Defendants have breached their fiduciary duties to the Company’s stockholders, including the duties of good faith, loyalty and due care, and that Parent, Purchaser and Woodbourne Partners, L.P. aided and abetted the Individual Defendants’ alleged breaches of their fiduciary duties. The complaints variously include, among others, allegations that (i) the consideration to be received by the holders of Shares is unfair, inadequate and less than the “intrinsic value” of the Shares, (ii) the provisions of the Merger Agreement unfairly protect the transactions proposed between the Company and Parent, including through a grossly excessive termination fee and inadequate go-shop period, (iii) the Top-Up is coercive, (iv) the Individual Defendants did not seek competitive bids prior to entering into the Merger Agreement, and (v) the Schedule 14D-9 is misleading and/or insufficient. Plaintiffs in the actions seek, among other relief, injunctive relief preventing the defendants from consummating the Offer and the Merger, compensatory damages and attorneys’ fees and expenses. The Company believes the aforementioned complaints are without merit.

ITEM 6.  EXHIBITS

(a)  Exhibits

No. 2.1	Agreement and Plan of Merger, dated as of December 22, 2010, by and among Todd Shipyards Corporation, Nautical Miles, Inc. and Vigor Industrial LLC*

No. 10.4
Tender and Support Agreement, dated as of December 22, 2010, by and among Vigor Industrial LLC, Nautical Miles, Inc., Brent D. Baird, Steven A. Clifford, Patrick W.E. Hodgson, Joseph D. Lehrer, William L. Lewis, J. Paul Reason, Stephen G. Welch, Michael G. Marsh, Berger A. Dodge and Woodbourne Partners, L.P.*

No. 10.5	Transition Agreement, dated as of December 22, 2010, by and between Todd Pacific Shipyards Corporation and Michael G. Marsh*

No. 10.6	Transition Agreement, dated as of December 22, 2010, by and between Todd Pacific Shipyards Corporation and Berger A. Dodge*

No. 31.1
Certification of Chief Executive Officer in accordance with Rule 13a-14a or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

No. 31.2
Certification of Chief Financial Officer in accordance with Rule 13a-14a or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

No. 32.1
Certification of Chief Executive Officer pursuant to Rule 14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code (furnished herewith)**

No. 32.2
Certification of Chief Financial Officer pursuant to Rule 14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code (furnished herewith)**

No. 99.1	Press Release dated February 3, 2011 announcing financial results for our quarterly period ended January 2, 2011 (furnished herewith)**

* Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2010.

**Notwithstanding any incorporation of this Quarterly Report on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with an asterisk (*) shall not be deemed incorporated by reference to any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically otherwise set forth therein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TODD SHIPYARDS CORPORATION
Registrant

/s/Berger A. Dodge
Berger A. Dodge
Chief Financial Officer and Treasurer
February 3, 2011